Form 10-K
period 1993-12-31
HARLAND JOHN H CO
filed 1994-03-30
CIK 45599

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                            Form 10-K
(Mark One)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1993 or

| | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________________ to _______________

                    Commission file number 1-6352

                      John H. Harland Company
         (Exact name of registrant as specified in its charter)

            Georgia                                       58-0278260
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

   2939 Miller Road, Decatur, Georgia                      30035
(Address of principal executive offices)                 (Zip Code)

                          (404) 981-9460
          (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
      Title of each class          Name of each exchange on which registered
   -------------------------       -----------------------------------------
   Common Stock $1 par value                New York Stock Exchange
   Share Purchase Rights                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on March 15, 1994 was $684,127,134.

The number of shares of the Registrant's Common Stock outstanding on March 15, 1994 was 30,485,953.

A portion of the Registrant's Definitive Proxy Statement dated March 17, 1994 is incorporated by reference in Part III hereof.

               John H. Harland Company and Subsidiaries

                 Index to Annual Report on Form 10-K

                                                                      Page

                             Part I

Item 1:         Business                                               3

Item 2:         Properties                                             6

Item 3:         Legal Proceedings                                      7

Item 4:         Submission of Matters to a Vote of Security Holders    7

Item X:         Executive Officers of the Registrant                   7

                             Part II

Item 5:         Market for the Registrant's Common Equity and
                Related Stockholder Matters                            8

Item 6:         Selected Financial Data                                8

Item 7:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    8

Item 8:         Financial Statements and Supplementary Data            8

Item 9:         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                 9



                            PART III

Item 10:        Directors and Executive Officers of the Registrant     9

Item 11:        Executive Compensation                                 9

Item 12:        Security Ownership of Certain Beneficial Owners
                and Management                                         9

Item 13:        Certain Relationships and Related Transactions         9



                             PART IV

Item 14:        Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                    9

                             PART I
ITEM 1.  BUSINESS

GENERAL

  John H. Harland Company (the "Company" or the "Registrant") was founded in 1923 as a general printer and lithographer. Today, the Company is a leading printer and supplier of checks, business documents and forms to the financial industry. The Company also designs and produces optical mark reading ("OMR") and optical character recognition ("OCR") forms and equipment for use in educational and commercial markets. The Company, a Georgia corporation, is headquartered in Atlanta, Georgia and operates primarily in the printing industry. In addition, the Company operates one major subsidiary, Scantron Corporation ("Scantron").
  Scantron produces and provides OMR equipment and scannable forms to the educational and commercial markets. Scantron is a Delaware corporation based in Tustin, California. In November 1991, Scantron acquired the remaining 50% of Datascan, its European partner in OMR/OCR machine development and distribution, for $3 million. In September 1993, Scantron acquired Economics Research, Inc. ("ERI"), a software company based in Costa Mesa, California. ERI provides test development, scoring, analysis and grade management products for educational markets.
  In February 1992, the Company acquired the net assets of Interchecks Inc. ("Interchecks"), a Seattle, Washington-based check printer for $50 million in cash. Interchecks was purchased from the United Kingdom company Bowater plc through its United States subsidiary Rexham Inc. On January 1, 1993, the Company acquired substantially all the net assets of Rocky Mountain Bank Note Company ("RMBN"), a Lakewood, Colorado-based check printer, for $37.9 million in cash. A portion of the consideration was financed through borrowings under the Company's unsecured line of credit and the balance was paid in cash. RMBN assets were purchased from ROMO Corp., the sole shareholder of RMBN.
  In October 1993, the Company announced the formation of a new subsidiary, The Check Store, Inc. ("The Check Store"), which will market checks and related products directly to consumers. The Check Store will become operational during the first half of 1994.
  On January 7, 1994, the Company acquired Marketing Profiles, Inc. ("MPI"). MPI is based in Maitland, Florida and is a database marketing and consulting company which provides software products and related marketing services to the financial industry. On March 24, 1994, the Company announced that it had signed a definitive agreement to purchase the net assets of FormAtion Technologies, Inc.("FTI"). FTI develops, markets and supports lending and platform automation software for the financial services industry. The FTI acquisition is expected to be completed by March 31, 1994. Both the MPI and FTI transactions were for cash amounts which are not considered material.
  During 1993, the Company developed three strategic alliances with independent companies to provide its financial industry customers with additional services and products. Through its alliance with TeleCheck Services, Inc., the nation's leading provider of check authorization and related guarantee services, the Company addresses security and fraud concerns of financial institutions. Through Cardpro Services, Inc., a nationwide provider of magnetic stripe cards, the Company provides full-service plastic card programs for financial institutions. Through its alliance with Bottomline Technologies, Inc. , a leader in desktop printing of magnetic ink character recognition ("MICR") readable documents, the Company offers point of service production capabilities of MICR readable documents.

DESCRIPTION OF BUSINESS UNITS

Overview
  In 1993, the Company operated under two business units, the Financial Services Group ("FSG") and the Data Services Group ("DSG"). Both units oper-ate primarily within the printing industry segment. FSG provides financial documents to support America's payment systems. DSG's principal operation is the production of data collection forms which are used in conjunction with form reading equipment.
  Approximately 95% of the Company's consolidated revenues during the three years ended December 31, 1993, 1992 and 1991, respectively, were from sales of checks and related items, business documents, and scannable forms. Approximately 5% of the Company's consolidated revenues during the periods were from sales of scanning equipment and revenues from other areas.

Financial Services Group
  FSG includes the Company's check printing operations and specialty printing operations. FSG's principal products consist of MICR encoded checks, deposit tickets and related forms for financial institutions and their customers. The product line consists of a number of different styles of checks including scenic checks, which incorporate multi-colored backgrounds, personal and business three-to-the-page checks and carbonized payroll, voucher, window, and computer generated checks (includes continuous form checks and checks produced with laser printers). In 1993, FSG's overall prices of its checks and related products remained essentially unchanged from 1992 due to competitive conditions in the check printing industry.
  FSG, through its specialty print operations, also produces a number of printed or lithographed custom printed packages, forms, business products and computer-related documents for sale to financial institutions and other commercial establishments. Such custom printed items include specially designed checks and deposit tickets printed with a customer's individual design, magnetically encoded internal control documents and carbon-interleaved forms.
  FSG's documents are printed on stock lithographed in its 7 base stock plants and at its specialty printing plant. FSG imprints checks and related product documents at its 50 check printing facilities located in 33 states and 1 plant in Puerto Rico. All of these plants are devoted exclusively to printing checks, deposit tickets and related forms.
  FSG's products are marketed across the United States and in Puerto Rico through a sales force of approximately 360 personnel. FSG's sales organization is organized by customer type through three distinct sales support units, Primary, National and Business Services. The Primary sales unit, consisting of approximately 280 sales representatives, serves community based financial institutions. The National Accounts sales unit of 70 sales representatives serves the top 400 financial institutions in the country. The Business Services unit, consisting of approximately 10 representatives, serves selected retail markets such as superstores, software companies and catalog merchandisers. The primary responsibility of the sales force is to consult with customers regarding their needs and provide solutions to meet those needs. FSG also uses catalogs, brochures and similar sales aides to present solutions to customers.

Data Services Group
  The DSG provides creative data collection and management solutions for its customers. Data collection represents diverse technologies with similar objectives -- converting information into a computer-compatible format, then providing information that can be used for a specific function. DSG concentrates on the production and distribution of OMR, OCR and imaging forms and systems within the data collection market. DSG's principal products are scanning equipment and the scannable forms used in conjunction with the equipment. DSG also offers maintenance services for the scanning machines and software products related to data collection and analysis activities.
   DSG forms and equipment are used as a solution for capturing, tabulating and analyzing data. DSG's primary market is the educational field for test scoring and grade reporting. Within the commercial sector, DSG equipment and forms are used to collect and analyze survey responses, inventory informa-tion, employee evaluations, order information and other forms of data collec-tion and analysis.
  The products are marketed primarily through 193 sales and service representatives located in 49 locations throughout the United States and 2 locations in Canada. Representatives sell and place new equipment and provide ongoing assistance, such as machine servicing and development of new forms. DSG's products are also marketed in certain foreign countries through distributorships.

Other Information Relating to Business of the Company

Seasonal Business
  There is a seasonal nature to DSG's business in the educational market, but it does not significantly affect the Company's consolidated results.

Patent, Trademarks, Licenses, Franchises and Concessions
  On February 4, 1992, the Company received a patent on a Scannable Form and System developed by Scantron. This patent expires February 4, 2009. Also, the Company has trademarks on names of several of its products and services. The Company believes these patents and trademarks impact business, however, it does not consider any of them to be critical to its operation.

Competition
  Financial Services Group -- At the present time, there are a number of domestic companies specializing in the production of MICR encoded checks and related items similar to those produced by the Company. The Company believes that the primary competitive factors considered by customers are printing accuracy, service capabilities, price and the availability of a complete product line. The Company compares favorably with its competitors with regard to these above mentioned factors. Although complete statistics on check production are not available, the Company believes it is among the largest printers of MICR encoded personalized checks in the United States. One other printer has substantially greater sales and financial resources than the Company.
  Technological advancements in electronics have created possible alternatives to the check as a medium of transferring funds. While electronic funds transfer has gained acceptance for some applications, it has had minimal acceptance by consumers as a mode of personal payment. At this time, the Company cannot determine or predict what effect this technology may eventually have on the check printing business.
  Data Services Group -- The data collection market is a highly fragmented industry, with many large and small competitors, and is growing at approximately 15% annually. DSG products are sold mainly in the United States with minor sales activity in Puerto Rico, Canada, Europe, the Middle East and the Far East. Scannable forms are produced by commercial and specialized forms printers throughout the United States. DSG has attempted to identify and develop specialized products for niche markets. DSG believes it is the leading provider of OMR stand-alone equipment to the educational market in the United States. In Canada, one competitor has substantially larger sales.
  The loss of any one customer in the FSG or DSG would not have a material adverse effect on the Company.

Raw Materials
  The Company purchases its principal raw materials (safety paper, form paper and MICR bond) from several large domestic manufacturers. Past conditions in the paper market have resulted in temporary increases in paper prices and required advanced scheduling of paper deliveries. However, raw materials have traditionally been readily available, and the Company has never experienced a paper shortage.
  The Company purchases other raw materials, such as vinyl (used in the production of check book covers), inks, checkboards, packaging materials and miscellaneous paper from a number of suppliers.
  The components used in the assembly and manufacturing of the OMR equipment are purchased from equipment manufacturers, supply firms and others. The Company has no reason to believe that it cannot continue to obtain such materials or suitable substitutes for its operation. The Company has no long-term contracts with any of its raw material suppliers.

Number of Employees
  As of December 31, 1993, the Company and its subsidiaries employed ap-proximately 7,300 people (includes 649 temporary employees).

ITEM 2. PROPERTIES

  As of December 31, 1993, the Company and its subsidiaries owned 49 facilities located in 30 states of which all but 2 facilities were production and service facilities. Approximate square footage of owned facilities to-taled 2,000,000 square feet. The Company leases approximately 591,000 square feet in 22 facilities for printing and/or warehouse activities. The leased facilities are located in 14 states and Puerto Rico.

Printing production locations:
Alburqueque, NM                      Miami (Sunrise), FL
Atlanta (Decatur), GA (2)            Milwaukee (Waukesha), WI
Baltimore (Columbia), MD             Minneapolis (Plymouth), MN
Birmingham, AL                       Nashville (Antioch), TN
Boise, ID                            New Orleans, LA
Boston (Rockland), MA                Newark (West Caldwell), NJ
Centralia, WA (2)                    Oklahoma City, OK
Chicago (Burr Ridge), IL             Orlando, FL
Cincinnati, OH                       Phoenix, AZ
Cleveland (East Lake), OH            Pittsburgh (Mars), PA
Concord, CA                          Portland (Tualatin), OR
Covington, GA                        Richmond, VA
Dallas (Irving), TX                  Rochester, NY
Denver (Aurora), CO                  Salt Lake City, UT (2)
Denver (Lakewood), CO                San Antonio, TX
Des Moines (Urbandale), IA           San Diego, CA
Detroit (Plymouth), MI               San Francisco (Livermore), CA

El Paso, TX                          San Juan (Carolinas), PR
Essex, MD                            San Juan (Gurabo), PR
Fresno, CA                           Shreveport (Bossier City), LA
Greensboro, NC                       St. Louis (St. Peters), MO
Hartford (Enfield), CT               St. Petersburg, FL
Houston, TX                          Tucson, AZ
Indianapolis, IN                     Tustin, CA
Jackson, MS                          West Columbia, SC
Jacksonville, FL                     Wilkes-Barre, PA
Kansas City, MO                      Yorba Linda, CA
Memphis (Bartlett), TN

Idle production locations:
Birmingham, AL (leased)              Memphis, TN (sold 2/94)
Cincinnati, OH (leased)              Philadelphia (West Chester), PA
Denver (Wheat Ridge), CO               (sold 2/94)
  (lease terminated 3/94)            Portland (Beaverton), OR (leased)
Gulfport, MS (sold 1/94)             Richmond, VA (leased)

Warehouse locations:
Chicago (Arlington Heights), IL      West Columbia, SC
Fresno, CA

  The foregoing information excludes Company held properties leased to others. The Company leases office space for sales and services activities in areas where there are no production facilities. These leases are not considered to be significant.
  The Company also has a facility in Villeret, Switzerland (9,000 square feet).
  The Company's executive offices are located in Atlanta, Georgia.

ITEM 3.  LEGAL PROCEEDINGS

  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the names and ages of all executive officers of the Company and all positions and offices with the Company presently held by such executive officers.

     Name           Age          Office Held

Robert R. Woodson    61   Chairman, President and Chief Executive Officer
William M. Dollar    45   Vice President, Treasurer, and Chief Financial
                            Officer
Earl W. Rogers Jr.   45   Senior Vice President
Michael S. Rupe      43   Senior Vice President
Victoria P. Weyand   43   Vice President and Secretary

  Of the foregoing officers, Mr. Woodson is also a Director of the

Registrant. Officers are elected annually by the Board of Directors.
  Mr. Woodson was elected Chairman of the Board in April 1992 and has been Chief Executive Officer since April 1990 and President since April 1984.
  Mr. Dollar was elected Vice President in April 1992 and has been Treasurer and Chief Financial Officer of the Registrant since February 1990. Prior to his employment with the Company, Mr. Dollar served as Assistant Vice President and Regional Controller of units of Sonat Inc., a Birmingham, Alabama-based energy company, from 1981 through 1989.
  Mr. Rogers was elected Vice President in April 1989 and Senior Vice President in April 1993 and was named manager of the Company's Financial Services Group in July 1993. Mr. Rogers joined the Company in 1976 and has served in the positions of plant manager, district operations manager and FSG operations manager.
  Mr. Rupe was elected Senior Vice President in 1991. In 1987, Mr. Rupe was Treasurer and Chief Financial Officer of the Company, prior to that time, Mr. Rupe had served in the positions of Assistant-Treasurer and Controller. In 1989, Mr. Rupe left the Company to assume the position of Executive Vice President with Profit Freight Systems. Mr. Rupe returned to the Company in March 1991.
  Ms. Weyand was elected Secretary of the Registrant in January 1994 and is Vice President-Investor Relations. Ms. Weyand's responsibilities also include investor relations, shareholder relations and strategic planning/acquisition support. Ms. Weyand was elected Vice President of the Registrant in 1980 and has served the Company in a variety of positions including Vice President-Human Resources.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  See the information with respect to the market for an number of holders of the Company's common stock, quarterly market information and dividend information which is set forth on page F16 of this Annual Report on Form 10-
K. The number of holders of record of the Company's common stock was computed by a count of record holders on December 31, 1993.

ITEM 6.  SELECTED FINANCIAL DATA

  See the information with respect to selected financial data on page F16 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F17 through F19 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the information with respect to Financial Statements and Supplementary Data on pages F2 through F15 and page F16, respectively of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding Directors required herein is incorporated by reference to the information under the caption "Management of the Company" in the Registrant's Definitive Proxy Statement for the Annual Shareholders' Meeting dated March 17, 1994 (the "Proxy Statement").
  The information regarding Executive Officers required herein is included in Part I, Item X of this report and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The information regarding executive compensation is incorporated by reference to the information under the caption "Executive Compensation and Other Information" in the Registrant's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required herein is incorporated by reference to the information under the caption "Management of the Company -- Beneficial Ownership" in the Registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required herein is incorporated by reference to the information under the caption "Certain Transactions" in the Registrant's Proxy Statement.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

                                                          Page in this
                                                          Annual Report
                                                          on Form 10-k
                                                          -------------
(a)1. Financial Statements:

Management Responsibility for Financial Statements             F2
Independent Auditors' Report                                   F3
Consolidated Balance Sheets                                    F4
Consolidated Statements of Income                              F6
Consolidated Statements of Cash Flows                          F7
Consolidated Statements of Shareholders' Equity                F8
Notes to Consolidated Financial Statements.                    F9
Quarterly Financial Information (unaudited)                    F16

                                                          Page in this
                                                          Annual Report
                                                          on Form 10-k
                                                          -------------
(a)2. Financial Statement Schedules:

Schedule V.    Property, plant and equipment                   S1
Schedule VI.   Accumulated depreciation and amortization
               of property, plant and equipment                S2
Schedule VIII. Valuation and qualifying accounts               S3
Schedule IX.   Short-term borrowings                           S4
Schedule X.    Supplementary income statement information      S5

(a)3.  Exhibits
  (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

3.1     Amended and Restated Articles of Incorporation.
3.2 *   By-Laws, as amended. Adopted by the Board of Directors on July 27, 1990 filed as Exhibit 3(D) to the Registrant's Annual Report on Form 10-K
      for the year ended December 31, 1990.
4.1 Indenture, as supplemented and amended, relating to 6.75% Convertible Subordinated Debentures due 2011 of Scantron Corporation (omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K; will be filed upon request).
4.2 *   Form of Rights Agreement dated as of June 9, 1989, between the
      Registrant and Citizens and Southern Trust Company. Filed as Exhibit 1
      to Form 8-K dated June 9, 1989.
4.3 *   First Amendment dated June 12, 1992 to Rights Agreement dated June 9,
      1989 between the Company and NationsBank of Georgia Inc., N.A., succes-sor to Citizens and Southern Trust Company. Filed as exhibit 4.1 on
      Form 10-Q for the quarter ended September 30, 1992.
4.4 *   Second Amendment dated July 24, 1992 to Rights Agreement dated June 9,
      1989 between the Company and Trust Company Bank, successor to NationsBank of Georgia Inc., N.A., and to Citizens and Southern Trust Company. Filed as exhibit 4.2 on Form 10-Q for the quarter ended September 30, 1992.
4.5 Note Agreement dated as of December 1, 1993 between the Company and the purchasers listed on Schedule I of the agreement, for the issuance and sale of $85,000,000 aggregate principle amount of 6.60% Series A Senior Notes Due December 30, 2008.
10.1 Form of Deferred Compensation Agreement between the Registrant and the following Executive Officer and Director: Mr. Woodson and the follow-ing Retired Executive Officer and Current Director: Mr. Lang.
10.2 * Form of Monthly Benefit Amendment to Deferred Compensation Agreement between the Registrant and the following Executive Officer and
      Director: Mr. Woodson and the following Retired Executive Officer and Current Director: Mr. Lang. Filed as Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 3l, 1990.
10.3 Form of Deferred Compensation Agreement between the Registrant and the following Executive Officers: Messrs. Dollar, Rogers and Rupe.
10.4 Form of Deferred Compensation Agreement between the Registrant and the following Executive Officer: Ms. Weyand.
10.5 Form of Frozen Benefit Amendment to Deferred Compensation Agreement between the Registrant and the following Executive Officer: Ms.

      Weyand.
10.6 Form of Amendment to Deferred Compensation Agreement between the Regis-trant and the following Executive Officer and Director: Mr. Woodson and the following Retired Executive Officer and Current Director: Mr. Lang and the following Executive Officers: Messrs. Dollar, Rogers and Rupe and Ms. Weyand.
10.7 Form of Non-Compete and Termination Agreement between the Registrant and the following Executive Officer and Director: Mr. Woodson, the following Retired Executive Officer and Current Director: Mr. Lang and the following Executive Officers: Messrs. Dollar, Rogers and Rupe.
10.8 Form of Executive Life Insurance Plan between the Registrant and the following Executive Officer and Director: Mr. Woodson, the following Retired Executive Officer and Current Director: Mr. Lang and the fol-lowing Executive Officers: Messrs. Dollar, Rogers and Rupe and Ms. Weyand.
10.9 * The John H. Harland Company Incentive Stock Option Plan filed as Exhib-it (28)(a) to the Registrant's Registration Statement on Form S-8 (no. 33-1402).
10.10   Amendment to the John H. Harland Company Incentive Stock Option Plan.
10.11 * John H. Harland Company 1981 Incentive Stock Option Plan, As Extended. Filed as Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarterly period ended June 30, 1993.
10.12 * Asset Purchase Agreement, dated as of February 7, 1992, by and among the Registrant , Rexham, Inc. ("Rexham") and Interchecks; as partially assigned to Centralia Holding Corp. ("Centralia") on February 19, 1992; and as amended on February 19, 1992 by and among the Registrant, Cen-tralia, Rexham and Interchecks. Filed as exhibit 2.1 on Form 8-K dated March 4, 1992 by Form SE dated March 4, 1992.
10.13 * Asset Purchase Agreement, dated as of November 13, 1992, by and among the Registrant, The Rocky Mountain Bank Note Company and Romo Corp.;
      and as amended on November 25, 1992, by and among the Registrant, The Rocky Mountain Bank Note Company and Romo Corp. Filed as exhibit 2.1 and 2.2 on Form 8-K dated January 11, 1993.
10.14 Term Loan Agreement dated as of October 25, 1993 between the Company and Trust Company Bank for a $15,000,000 Term Loan due 2003.
21.1    Subsidiaries of the Registrant.
23.1    Consent of Independent Auditors

b. Report on Form 8-K

  No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JOHN H. HARLAND COMPANY

                                       William M. Dollar
                                       ____________________
                                       William M. Dollar
                                       Vice President, Treasurer and
                                       Chief Financial Officer
                                       March 30, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Robert R. Woodson       3/30/94            John J. McMahon, Jr.    3/30/94
______________________  ________           ______________________  ________
Robert R. Woodson       Date               John J. McMahon, Jr.    Date
Chairman, President and Director           Director
(Principal Executive Officer)

William M. Dollar       3/30/94
______________________  ________           ______________________  ________
William M. Dollar       Date               G. Harold Northrop      Date
Vice President, Treasurer and              Director
Chief Financial Officer
(Principal Financial and
     Accounting Officer)

Juanita Powell Baranco  3/30/94            H.G. Pattillo           3/30/94
______________________  ________           ______________________  ________
Juanita Powell Baranco  Date               H.G. Pattillo           Date
Director                                   Director


______________________  ________           ______________________  ________
I. Ward Lang            Date               Larry L. Prince         Date
Director                                   Director

Lawrence L.
   Gellerstedt Jr.      3/30/94            John H. Weitnauer, Jr.  3/30/94
______________________  ________           ______________________  ________
Lawrence L.             Date               John H. Weitnauer, Jr.  Date
   Gellerstedt Jr.                         Director
Director
Edward J. Hawie         3/30/94            L. C. Whitney           3/30/94
______________________  ________           ______________________  ________
Edward J. Hawie         Date               L. C. Whitney           Date
Director                                   Director

                    JOHN H. HARLAND COMPANY
                    _______________________


           Management Responsibility For Financial Statements

                    Independent Auditors' Report

                Consolidated Financial Statements and
              Notes to Consolidated Financial Statements

                 Supplemental Financial Information

               Management's Discussion and Analysis of
             Results of Operations and Financial Condition

              Supplemental Financial Statement Schedules

            For Inclusion in the Annual Report on Form 10-K
              to the Securities and Exchange Commission
                for the year ended December 31, 1993.































                            -F1-

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
           MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

    The financial statements and related financial information included in this report were prepared by the Company in conformity with generally accepted accounting principles consistently applied. Management's best estimates and judgments were used, where appropriate. Management is responsible for the integrity of the financial statements and for other financial information included in this report. The consolidated financial statements and supplementary financial schedules have been audited by the Company's independent auditors, Deloitte & Touche. As set forth in their report, their audits were conducted in accordance with generally accepted auditing standards and formed the basis for their opinion on the accompanying financial statements. They consider the Company's control structure and perform such tests and other procedures as they deem necessary to express an opinion on the fairness of the financial statements.

  The Company maintains a control structure which is designed to provide reasonable assurance that assets are safeguarded and that the financial records reflect the authorized transactions of the Company. As a part of this process, the Company has an internal audit function which evaluates the adequacy and effectiveness of the control structure.

  The Audit Committee of the Board of Directors includes directors who are neither officers nor employees of the Company. The Committee meets periodically with management, internal auditors and the independent auditors to discuss auditing, the Company's control structure and financial reporting matters. The Director of Internal Audit and the independent auditors have full and free access to meet with the Audit Committee.



William M. Dollar
Vice President, Treasurer and
Chief Financial Officer





















                            -F2-

                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of John H. Harland Company:

  We have audited the accompanying consolidated balance sheets of John H. Harland Company and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland Company and its subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 8 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes to conform with the provisions of Statement of Financial Accounting Standards No. 109.


DELOITTE & TOUCHE

Atlanta, Georgia
January 28, 1994













                            -F3-

            JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
        (In thousands except share and per share amounts)

                                                        December 31
                                                      1993        1992
- ----------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                        $  26,224   $  19,133
Short-term investments                               1,900         150
Accounts receivable from customers, less
  allowance for doubtful accounts of $1,753
  and $1,343                                        63,660      56,700
Inventories:
  Raw materials and semi-finished goods             22,389      20,692
  Hardware component parts                           1,478       2,547
  Finished goods                                     2,133       3,882
Deferred income taxes                                6,694
Other                                               10,417       7,555
                                                 ----------------------
Total current assets                               134,895     110,659
                                                 ----------------------

INVESTMENTS AND OTHER ASSETS:
Investments                                          8,103       7,705
Goodwill and other intangibles - net                54,053      37,528
Acquisition deposit and other                        7,014      36,259
                                                 ----------------------
Total investments and other assets                  69,170      81,492
                                                 ----------------------

PROPERTY, PLANT AND EQUIPMENT:
Land                                                 9,201       8,746
Buildings and improvements                          72,212      66,394
Machinery and equipment                            204,405     186,400
Furniture and fixtures                              15,082      13,259
Leasehold improvements                               2,134       2,050
Additions in progress                                2,008       1,434
                                                 ----------------------
Total                                              305,042     278,283
Less accumulated depreciation and amortization     152,656     130,554
                                                 ----------------------
Property, plant and equipment - net                152,386     147,729
                                                 ----------------------

Total                                            $ 356,451   $ 339,880
                                                 ======================

See Notes to Consolidated Financial Statements.




                            -F4-

                                                        December 31
                                                      1993        1992
- -----------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                  $   4,000   $  22,000
Accounts payable - trade                             8,690       9,639
Accrued liabilities:
  Salaries, wages and employee benefits             15,458      11,966
  Taxes                                                649       4,090
  Other                                             15,182      11,771
                                                 ----------------------
Total current liabilities                           43,979      59,466
                                                 ----------------------

LONG-TERM LIABILITIES:
Long-term debt                                     111,542      12,622
Deferred income taxes                                6,393       1,987
Other                                               10,863       9,583
                                                 ----------------------
Total long-term liabilities                        128,798      24,192
                                                 ----------------------

Total liabilities                                  172,777      83,658
                                                 ----------------------

SHAREHOLDERS' EQUITY
Series preferred stock, authorized 500,000
  shares of $1.00 par value, none issued
Common stock, authorized 144,000,000 shares of
  $1.00 par value, 37,907,497 shares issued         37,907      37,907
Additional paid-in capital                           4,225       4,326
Foreign currency translation adjustment                 72         187
Retained earnings                                  325,323     303,249
                                                 ----------------------
Total shareholders' equity                         367,527     345,669
Less 7,421,903 and 3,858,049 shares in
  treasury, at cost                                183,853      89,447
                                                 ----------------------
Shareholders' equity - net                         183,674     256,222
                                                 ----------------------

TOTAL                                            $ 356,451   $ 339,880
                                                 ======================

See Notes to Consolidated Financial Statements.




                            -F5-

            JOHN H. HARLAND COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
            (In thousands except per share amounts)

                                                Year ended December 31
                                              1993       1992       1991
- --------------------------------------------------------------------------
NET SALES                                $ 519,486  $ 444,980  $ 378,659
                                         --------------------------------
COST AND EXPENSES:
Cost of sales                              288,786    236,559    189,835
Selling, general and administrative
  expenses                                 125,077    111,100     94,060
Employees' profit sharing                    9,614      9,118      8,105
Amortization of intangibles                  8,702      4,673
Restructuring charge                                              12,191
                                         --------------------------------
Total                                      432,179    361,450    304,191
                                         --------------------------------

INCOME FROM OPERATIONS                      87,307     83,530     74,468

INTEREST AND OTHER INCOME (EXPENSE)-NET     (1,633)     4,737      5,234
                                         --------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                 85,674     88,267     79,702

INCOME TAXES                                33,152     31,629     29,882
                                         --------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE            52,522     56,638     49,820

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                        2,385
                                         --------------------------------
NET INCOME                               $  52,522  $  56,638  $  47,435
                                         ================================

PER COMMON SHARE:
  Income before cumulative effect of
    change in accounting principle       $    1.62  $    1.59  $    1.33
                                         --------------------------------
   Net Income                            $    1.62  $    1.59  $    1.27
                                         ================================

See Notes to Consolidated Financial Statements.










                            -F6-

            JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)
                                                Year ended December 31
                                              1993       1992       1991
- -------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                $ 52,522   $ 56,638   $ 47,435
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization             35,102     29,662     22,684
  Deferred income taxes                     (2,288)    (2,135)    (5,767)
  Loss (gain) on sale of assets                599     (3,410)
  Provision for restructuring charge                              12,191
  Provision for postretirement benefits        768        640      4,156
  Other                                        965      1,070      1,915
  Change in assets and liabilities net of
    effects of businesses acquired:
    Accounts receivable                      3,059     (3,706)     6,740
    Inventories and other current assets     3,347      1,540     (1,398)
    Accounts payable and accrued expenses   (2,969)    (2,142)     5,502
    Other - net                               (434)       229       (238)
                                          -------------------------------
Net cash provided by operating activities   90,671     78,386     93,220
                                          -------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (27,121)   (18,721)   (16,899)
Proceeds from sale of property, plant and
  equipment                                  1,474      1,979      1,059
Change in short-term investments - net      (1,750)    52,350    (32,465)
Payment for acquisition of businesses -
  net of cash acquired                      (9,564)   (54,826)
Acquisition deposit                                   (31,900)
Proceeds from sale of Puerto Rico bonds                49,982
Other - net                                 (2,469)    (2,169)     1,989
                                          -------------------------------
Net cash used in investing activities      (39,430)    (3,305)   (46,316)
                                          -------------------------------
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt   100,000
Short-term borrowings                      (18,000)    18,000
Purchases of treasury stock                (99,435)   (65,565)   (22,806)
Issuance of treasury stock                   4,779      4,818      4,061
Dividends paid                             (30,448)   (32,088)   (32,196)
Other - net                                 (1,046)       (36)       806
                                          -------------------------------
Net cash used in financing activities      (44,150)   (74,871)   (50,135)
                                          -------------------------------
Increase (decrease) in cash and cash
  equivalents                                7,091        210     (3,231)
Cash and cash equivalents at beginning of
  year                                      19,133     18,923     22,154
                                          -------------------------------
Cash and cash equivalents at end of year  $ 26,224   $ 19,133   $ 18,923
                                          ===============================
Cash paid during the year for:
  Interest                                $  2,144   $    998   $  1,115
                                          ===============================
  Income Taxes                            $ 38,785   $ 36,613   $ 31,972
                                          ===============================
See Notes to Consolidated Financial Statements.


                            -F7-




                         JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands except share and per share amounts)
                                                                                              Foreign
                                                        Additional                           Currency
                                              Common     Paid-In     Retained    Treasury  Translation
                                              Stock      Capital     Earnings     Stock    Adjustments
- -------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1990                    $ 37,907   $ 5,661    $ 263,460  $  (11,845)    $ 503
Net Income                                                             47,435
Cash dividends, $.86 per share                                        (32,196)
Purchase of 1,024,213 shares of treasury
  stock                                                                           (22,806)
Issuance of 238,235 shares of treasury
  stock under employee stock plans                        (1,253)                   5,272
Foreign currency translation adjustment                                                        (197)
Other                                                        285                       37
                                              ---------------------------------------------------------
BALANCE, DECEMBER 31, 1991                      37,907     4,693      278,699     (29,342)      306
Net Income                                                             56,638
Cash dividends, $.90 per share                                        (32,088)
Purchase of 2,781,813 shares of treasury
  stock                                                                           (65,565)
Issuance of 261,308 shares of treasury
  stock under employee stock plans                          (642)                   5,460
Foreign currency translation adjustment                                                        (119)
Other                                                        275
                                              ---------------------------------------------------------
BALANCE, DECEMBER 31, 1992                      37,907     4,326      303,249     (89,447)      187
Net Income                                                             52,522
Cash dividends, $.94 per share                                        (30,448)
Purchase of 3,792,377 shares of treasury
  stock                                                                           (99,435)
Issuance of 228,523 shares of treasury
  stock under employee stock plans                          (250)                   5,029
Foreign currency translation adjustment                                                        (115)
Other                                                        149
                                              ---------------------------------------------------------
BALANCE, DECEMBER 31, 1993                    $ 37,907   $ 4,225    $ 325,323  $ (183,853)    $  72
                                              =========================================================

See Notes to Consolidated Financial Statements.


                            -F8-

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:
  Consolidation - The consolidated financial statements include the financial statements of John H. Harland Company and its wholly owned subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated.
  Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
  Inventories - Inventories are stated at the lower of cost or market. Cost of inventory for checks and related forms is determined by average costing. Cost of scannable forms and hardware component parts inventories is determined by the first-in, first-out method. Cost of data entry terminals is determined by the specific identification method.
  Investments - Short-term investments are carried at cost plus accrued interest, which approximates market, and consist primarily of certificates of deposit and demand notes with original maturities in excess of three months. Marketable equity securities included in long-term investments are carried at the lower of cost or market. Other long-term investments are carried principally at cost.
  Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation of buildings is computed primarily by the declining balance method. Depreciation of equipment, furniture and fixtures is calculated by the straight-line or sum-of-the-years digits methods. Leasehold improvements are amortized by the straight-line method over the life of the lease or the life of the property, whichever is shorter. Accelerated methods are used for income tax purposes for all property where it is allowed.
  Goodwill and Other Intangibles - Amortization of goodwill is calculated by the straight-line method over a 40-year period. The Company periodically assesses the recoverability of goodwill based on its judgment as to the future profitability of its operations. Other intangible assets consist primarily of purchased customer lists and non-compete covenants. Amortization of other intangible assets is calculated by the straight-line method over the estimated useful life which is primarily a 5-year period.
  Net Income Per Share - Net income per common share is based on the weighted average number of shares of common stock and common share equivalents outstanding during each year which was 32,460,128 for 1993, 35,688,645 for 1992 and 37,468,637 for 1991. Common share equivalents include the number of shares issuable upon the exercise of the Company's stock options and the conversion of convertible securities. The difference between primary and fully diluted common share equivalents is not significant.
  Income Taxes - Effective Jan. 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") in which deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

2. BUSINESS SEGMENTS: The Company operates principally within the printing industry.






                            -F9-

3. ACQUISITIONS: On January 1, 1993, the Company completed the acquisition of substantially all the net assets of the Denver-based Rocky Mountain Bank Note Company ("RMBN") for cash of $37.9 million and acquisition related costs of approximately $8.9 million. The purchase was funded through short-term borrowings of $18.0 million and by internally generated funds. The acquisi-tion has been accounted for as a purchase and, accordingly, the acquired net assets and operations have been included in the consolidated financial state-ments from the date of acquisition. Assets acquired totaled $46.8 million, net of liabilities assumed of $2.0 million. Of the total acquisition cost, $25.7 million was allocated to intangible assets, of which $10.7 million represented goodwill.
  On February 19, 1992, the Company completed the acquisition of substantially all the net assets of Interchecks Inc. ("Interchecks"), a Seattle, Washington-based check printer for a cash purchase price of $50 million and acquisition related costs of $9.4 million. The acquisition has been accounted for as a purchase and, accordingly, the acquired net assets and operations have been included in the consolidated financial statements from the date of acquisition. Assets acquired totaled $59.4 million, net of liabilities assumed of $4.7 million. Of the total acquisition cost, $38.4 million was allocated to intangible assets, of which $13.4 million represented goodwill.
  The following represents the unaudited pro forma results of operations which assumes the acquisitions occurred at the beginning of the respective year in which the assets were acquired as well as the beginning of the immediately preceding year. These results include certain adjustments, primarily increased amortization of intangible assets, reduced interest income and reduced depreciation expense (in thousands of dollars, except per share amounts):
                                                  1992            1991
- -----------------------------------------------------------------------
Net sales                                     $ 539,889       $ 453,541
Income before cumulative effect of change
  in accounting principle                        55,968          45,938
Net income                                       55,968          43,553
Per common share:
  Income before cumulative effect of change
    in accounting principle                        1.57            1.21
  Net income                                       1.57            1.15

  The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations of the combined businesses.

4. RESTRUCTURING CHARGE: During the fourth quarter of 1991, the Company recorded a provision of $12,191,000 for the restructuring and revaluation of certain subsidiaries and investments of $9,191,000 and for taxes of $3,000,000 for the repatriation of earnings from Puerto Rico. The Company's policy had been to invest such earnings long term to avoid the payment of taxes upon repatriation.

5. INVESTMENTS AND OTHER ASSETS: Long-term investments at December 31, 1993 primarily consisted of investments in limited partnerships.
  Other assets at December 31, 1992 included a $31,900,000 deposit related to the acquisition of RMBN.



                            -F10-

6. SHORT-TERM DEBT: At December 31, 1993, the Company had available unsecured lines of credit under which it could borrow up to $111,000,000 in the form of short-term notes for which no compensating balances or commitment fees are required. At December 31, 1992, the Company had borrowed $18,000,000 under the lines of credit at an interest rate of 3.8%. No amounts were outstanding under the lines of credit at December 31, 1993.
  In addition, the Company had outstanding at December 31, 1993 and 1992 an Industrial Revenue Bond, due on demand, in the amount of $4,000,000 which bears interest at an average rate of 5.26%.

7. LONG-TERM DEBT: The Company's long-term debt consists of (in thousands):

                                                     1993         1992
- ------------------------------------------------------------------------
Series A Senior Notes                             $ 85,000
Term Loan                                           15,000
Convertible Subordinated Debentures                 10,600     $ 10,579
Other                                                1,477        2,573
                                                 -----------------------
                                                   112,077       13,152
Less current portion                                   535          530
                                                 -----------------------
Long-term Debt                                   $ 111,542     $ 12,622
                                                 =======================

  In December 1993, the Company issued $85,000,000 of Series A Senior Notes ("Senior Notes") and arranged a $15,000,000 Term Loan ("Term Loan"). The Senior Notes and the Term Loan are at fixed interest rates of 6.60% and 6.63%, respectively. The Senior Notes mature from 2004 to 2008 and the Term Loan is due 2003. Both the Term Loan and the Senior Notes contain certain covenants, the most restrictive of which limit the amount of funded indebtedness of the Company and require the Company to maintain a minimum fixed charge coverage ratio. At December 31, 1993, the Company was in compliance with the covenants associated with these agreements.
  The Company's 6.75% convertible subordinated debentures are convertible into common stock of the Company at any time prior to maturity, at a conversion price of $25.17 per share, subject to adjustment in certain events. At December 31, 1993, there were 328,249 shares of common stock reserved for conversion of the debentures. The debentures are entitled to an annual mandatory sinking fund, commencing June 1, 1996, calculated to retire 75% of the debentures prior to maturity in 2011. The debentures are redeemable, in whole or in part, at any time at the option of the Company at specific redemption prices plus accrued interest. The debentures are subordinated to all senior debt.
  Other long-term debt relates principally to capitalized lease obligations. Annual maturities of long-term debt including sinking fund requirements during the next five years are: 1994-$535,000; 1995-$519,000; 1996-$813,000;
1997-$559,000; and 1998-$550,000.

8. INCOME TAXES: Effective January 1, 1993, the Company adopted SFAS 109. Previously, the Company had computed its income tax expense in accordance with the provisions of the Accounting Principles Board Opinion No. 11. The cumulative effect of adopting SFAS 109 was not significant to the Company's consolidated financial statements.



                            -F11-

  The provision for income taxes for the years ended December 31, 1993, 1992 and 1991 (including the impact of the accounting change in 1991) includes the following (in thousands):
                                        1993         1992         1991
- ------------------------------------------------------------------------
Current:
  Federal                            $ 28,350     $ 29,709     $ 29,259
  State                                 7,090        4,055        4,959
                                  --------------------------------------
Total                                  35,440       33,764       34,218
                                  --------------------------------------
Deferred:
  Federal                              (1,999)      (1,879)      (5,254)
  State                                  (289)        (256)        (513)
                                  --------------------------------------
Total                                  (2,288)      (2,135)      (5,767)
                                  --------------------------------------
Total                                $ 33,152     $ 31,629     $ 28,451
                                  ======================================
  The tax effects of significant items comprising the Company's net deferred tax asset and liability as of December 31, 1993 are as follows (in thousands):
- ------------------------------------------------------------------------
Current deferred tax asset:
  Accrued vacation                                              $ 2,634
  Other accrued liabilities                                       4,742
  Other                                                            (682)
                                                                --------
  Total                                                           6,694
                                                                --------
Noncurrent deferred tax liability:
  Difference between book and tax basis of property             (13,976)
  Other liabilities                                               5,542
  Postretirement benefit obligation                               2,085
  Other                                                             (44)
                                                                --------
  Total                                                          (6,393)
Valuation allowance                                                   0
Net deferred tax asset                                          $   301
                                                                ========
  A reconciliation between the Federal income tax statutory rate and the Company's effective income tax rate is as follows:
                                         1993         1992         1991
- ------------------------------------------------------------------------
Statutory rate                           35.0%        34.0%        34.0%
State and local income taxes net
  of Federal income tax benefit           5.0          4.3          4.0
Income from Puerto Rico                  (3.7)        (3.3)        (2.3)
Other, net                                2.4          0.8          1.8
                                      ----------------------------------
Effective income tax rate                38.7%        35.8%        37.5%
                                      ==================================






                            -F12-

9. SHAREHOLDERS' EQUITY: Each share of common stock includes a stock purchase right which is not currently exercisable but would become exercisable upon occurrence of certain events as provided for in the Rights Agreement. The rights expire on July 5, 1999.

10. EMPLOYEE STOCK PURCHASE PLAN: The Company has an Employee Stock Purchase Plan under which employees are granted an option to purchase shares of the Company's common stock during the quarter in which the option is granted. The option price is 85% of the fair market value of the stock at the beginning or end of the quarter, whichever is lower. Options for shares were exercised at prices ranging from $18.70 to $23.06 in 1993, $17.64 to $20.24 in 1992 and
$16.26 to $19.60 in 1991. At December 31, 1993, there were 672,657 shares of common stock reserved for purchase under the plan.

11. STOCK OPTION PLANS: The Company has granted incentive and non-qualified stock options to certain key employees to purchase shares of the Company's common stock at the fair market value of the common stock on the date of the grant. The options generally become exercisable one year from the date of grant.
  Option transactions during the three years ended December 31, 1993 are as follows:
                                                           Exercise
                                                Shares       Price
- ------------------------------------------------------------------------
Balance, December 31, 1990                     460,541   $ 9.11 - 25.13
  Options
    Granted                                     68,000            22.75
    Exercised                                  (76,202)    9.11 - 21.88
    Cancelled                                  (47,100)   21.88 - 25.13
                                              ---------
Balance, December 31, 1991                     405,239     9.11 - 25.13
  Options
    Granted                                     92,500    23.88 - 24.75
    Exercised                                  (90,414)    9.11 - 23.50
    Cancelled                                  (47,176)   11.59 - 25.13
                                              ---------
Balance, December 31, 1992                     360,149     9.11 - 24.75
  Options
    Granted                                    102,157    23.88 - 26.25
    Exercised                                  (55,467)    9.11 - 23.50
    Cancelled                                  (31,151)   11.34 - 24.75
                                              ---------
Balance, December 31, 1993                     375,688     9.11 - 26.25
                                              =========

  At December 31, 1993, there were options for 273,531 shares exercisable and 682,978 shares of common stock reserved for options under the plans.

12. PROFIT SHARING AND DEFERRED COMPENSATION: The Company has a non-contributory profit sharing plan to provide retirement income for most of its employees. The Company is required to contribute to the profit sharing plan's trust fund an amount equal to 7.5% of its income before income taxes and profit sharing contribution plus such additional amount as the Board of Directors may determine, up to a maximum of 15% of the aggregate compensation of participating employees (see Consolidated Statements of Income).



                            -F13-

  The Company has deferred compensation agreements with certain officers.
The present value of cash benefits payable under the agreements is being provided over the periods of active employment. The charge to expense for the agreements was $345,000 in 1993, $286,000 in 1992 and $463,000 in 1991.

13. POSTRETIREMENT BENEFITS: The Company sponsors two defined postretirement benefit plans that cover qualifying salaried and non-salaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience, while the life insurance plan is noncontributory. The Company's intent is that the retiree provide approximately 50% of the actual cost of providing the medical plan. Neither plan is funded.
  In 1991, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and elected immediate recognition of the transition amount of $3,816,000 ($2,385,000 after income taxes).
  As of December 31, 1993, the accumulated postretirement benefit obligation ("APBO") was $7,614,000. The following table reconciles the plans' status to the accrued postretirement health care and life insurance liability as reflected on the balance sheet as of December 31, (in thousands):

                                                      1993         1992
- ------------------------------------------------------------------------
APBO:
  Retirees                                         $ 1,890      $ 1,834
  Fully eligible participants                        1,790        1,057
  Other participants                                 3,934        2,907
                                                   --------------------
                                                     7,614        5,798
Unrecognized net loss                               (1,195)        (457)
                                                   ---------------------
Accrued postretirement benefit obligation
  - included in Other Liabilities                  $ 6,419      $ 5,341
                                                   =====================

  Net postretirement costs are summarized as follows (in thousands):

                                         1993         1992         1991
- ------------------------------------------------------------------------
Service costs                           $ 245        $ 184        $ 131
Interest on APBO                          523          456          338
                                        --------------------------------
Net periodic postretirement cost        $ 768        $ 640        $ 469
                                        ================================

  For measurement purposes, the cost of providing medical benefits was assumed to increase by 12% in 1993, decreasing to an annual rate of 7.5% after 1998. The medical cost trend rate assumption could have a significant effect on amounts reported. An increase of 1% in the assumed rate of increase would have had the effect of increasing the APBO by $851,000 and the net periodic postretirement cost by $113,000. The weighted average discount rate used in determining the APBO was 7.5% in 1993, 8.5% in 1992 and 9% in 1991 and employee earnings were estimated to increase 4.5% annually until age 65.




                            -F14-

14. FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
  Short-term investments - The carrying amount approximates fair value because of the short maturity of those instruments.
  Long-term investments - The fair values of certain investments are estimated based on quoted market prices. The fair values of the Company's investments in limited partnerships are based on estimates by general partners in the absence of readily ascertainable market values. For the Company's other investments, which are not actively traded and are immaterial, fair value is based on an estimate of the net realizable value of those investments.
  Long-term debt - The fair values of the Company's convertible debentures are based on recent market quotes. The fair value of the other long-term debt is based on estimated rates currently available to the Company for debt with similar terms and maturities.
  The carrying value and estimated fair values of the Company's financial instruments at December 31, 1993 and 1992 are as follows (in thousands):

                                      Carrying Value       Fair Value
                                     1993      1992      1993      1992
- ------------------------------------------------------------------------
Assets:
  Short-term investments         $  1,900  $    150  $  1,900  $    150
  Long-term investments             8,103     7,705     9,169     8,601
Liabilities:
  Long-term debt                  111,542    12,622   112,105    13,931

15. COMMITMENTS AND CONTINGENCIES: Total rental expense was $12,257,000 in 1993, $6,969,000 in 1992, and $3,731,000 in 1991. Minimum annual rentals under non-cancellable operating leases total $22,471,000 and range from $7,536,000 in 1994 to $1,847,000 in 1998.

16. SUBSEQUENT EVENT: On January 7, 1994, the Company acquired Marketing Profiles, Inc. ("MPI") for $18,000,000 in cash and a contingent purchase payment payable in 1997 to the former MPI shareholders. The contingent purchase payment is based upon a multiple of MPI's 1996 operating results as defined in the acquisition agreement. The acquisition price was funded with a portion of the proceeds received in the December 1993 issuance of long-term debt (See Note 7). The acquisition will be accounted for using the purchase method of accounting and, accordingly, the results of operations of MPI will be included in the Company's consolidated financial statements from the date of acquisition. MPI is based in Maitland, Florida and is a database marketing and consulting company which provides software products and related marketing services to the financial industry.













                            -F15-

JOHN H. HARLAND COMPANY AND SUBSIDIARIES - Supplemental Financial Information
               SELECTED QUARTERLY FINANCIAL DATA,
              DIVIDENDS PAID AND STOCK PRICE RANGE
                         (unaudited)
             (In thousands except per share amounts)
                             ---------  Quarter ended ----------
                       March 31      June 30  September 30  December 31
- -----------------------------------------------------------------------
1993:
  Net sales           $ 133,504    $ 129,979    $ 129,922    $ 126,081
  Gross profit           58,928       59,814       56,892       55,066
  Net income             13,119       14,127       13,318       11,958
  Per common share:
    Net income              .39          .42          .42          .39
    Dividends paid         .235         .235         .235         .235
    Market price:
      High               27 1/2       28 1/8       27 3/4       25 5/8
      Low                24 1/4       25 5/8       25 1/4       20 7/8

1992:
  Net sales             103,629      113,766      113,975      113,610
  Gross profit           49,917       53,677       52,804       52,023
  Net income             14,869       14,530       13,671       13,568
  Per common share:
    Net income              .41          .40          .39          .39
    Dividends paid         .225         .225         .225         .225
    Market price:
      High               25 1/4       25           24 1/4       27 1/4
      Low                22 1/8       20 1/2       20 5/8       22 1/2

The Company's common stock (symbol:JH) is listed on the New York Stock Exchange. At December 31, 1993 there were 8,044 shareholders of record.

                    SELECTED FINANCIAL DATA
             (In thousands except per share amounts)
                         --------- Year ended December 31 ---------
                         1993      1992      1991      1990      1989
- ----------------------------------------------------------------------
Net sales           $ 519,486 $ 444,980 $ 378,659 $ 366,834 $ 344,734
Net income             52,522    56,638    47,435    57,167    58,052
Total assets          356,451   339,880   351,554   347,105   321,081
Long-term debt        111,542    12,622    11,661    11,304    11,276
Per common share:
  Net income             1.62      1.59      1.27      1.52      1.54
  Dividends paid          .94       .90       .86       .78       .68
Average number of
  shares outstanding   32,460    35,689    37,469    37,604    37,797

  Refer to Note 13 of the Notes to Consolidated Financial Statements regarding the impact of change in accounting method for postretirement benefits in 1991 and to Note 4 for impact of a restructuring charge in 1991. Refer to Note 3 regarding the impact of acquisitions in 1992 and 1993.









                            -F16-

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

1993 versus 1992
  1993 consolidated net sales increased $74.5 million or 16.7% over 1992 and represented the 44th consecutive year of sales increases. The Company's Financial Services Group ("FSG") had a net sales increase of $72.1 million or 18.4% which consisted of an 18.1% increase in units and a price and product mix increase of 0.3%. The FSG sales increase is attributable to the acquisition of Rocky Mountain Bank Note Company ("RMBN") in January 1993 coupled with the impact of the February 1992 acquisition of Interchecks, Inc. ("Interchecks") (see Note 3 of the Notes to Consolidated Financial Statements). Competitive pricing pressures within the check printing industry contributed to the mild change in the FSG price and product mix. Net sales by the Company's Data Services Group ("DSG") increased $2.4 million or 4.6% in 1993 primarily due to increases in hardware sales and service-related revenues while 1993 form sales were flat compared to 1992. The hardware sales and service-related revenue increases offset sales decreases by DSG's European sales subsidiary Datascan and the loss of revenues associated with American Testronics Company, the assets of which were sold in June 1992.
  Consolidated cost of goods sold increased $52.2 million or 22.1% and increased as a percentage of sales to 55.6% from 53.2% in 1992. FSG's cost of goods sold increased as a percentage of sales to 56.0% from 53.4% in 1992 primarily due to acquired operations, which had lower margins, and duplication of costs during integration of acquired operations. FSG achieved labor productivity improvements of 0.6% in 1993. DSG's cost of goods sold increased slightly as a percentage of sales to 51.8% in 1993 from 51.1% in 1992. DSG's gross margin improved as a result of the 1992 sale of American Testronics Company, which had lower margins, but the improvement was offset by increased machine sales and service-related revenues, which have lower margins than forms, and by increased product development costs.
  Consolidated selling, general and administrative expenses increased $14.0 million or 12.6% in 1993 primarily due to acquired operations, higher information systems costs and increases in employee health care costs. As a percentage of sales, consolidated selling, general and administrative expenses decreased from 25.0% in 1992 to 24.1% in 1993. The consolidation of selling and certain administrative functions of the acquired operations was a primary factor contributing to this decrease. Profit sharing costs increased $0.5 million but decreased as a percentage of sales from 2.0% in 1992 to 1.9% in 1993.
  Due to the February 1992 acquisition of Interchecks and the January 1993 acquisition of RMBN, amortization of intangibles increased $4.0 million over 1992 and was 1.7% as a percentage of sales in 1993 compared to 1.1% in 1992. Of the total 1993 amortization of intangibles, $8.0 million relates to intangible assets which are being amortized over 5 years.
  Interest and other income (expense) - net decreased $6.4 million from 1992. The primary components of the change were gains of $3.4 million realized in 1992 on the dispositions of American Testronics Company and the Puerto Rico bond investment portfolio and increased interest expense, which totaled $2.6 million in 1993 due to increased levels of debt. Another component of the interest and other income (expense) - net change was reduced interest income earned in 1993 due to lower average cash and investment balances.
  Income before income taxes decreased $2.6 million or 2.9% from 1992 and


                            -F17-
decreased as a percentage of sales from 19.8% in 1992 to 16.5% in 1993. The effective consolidated income tax rate for 1993 was 38.7% compared to 35.8% in 1992. The effective tax rate increased primarily as a result of the Omnibus Tax Reconciliation Act of 1993, which increased the federal corporate tax rate from 34% to 35%, and certain nonrecurring tax exempt items and higher tax exempt income in 1992.

1992 versus 1991
  Consolidated 1992 sales increased $66.3 million or 17.5% over 1991. Both FSG and DSG experienced sales increases with FSG contributing $60.7 million of the increase and DSG contributing $5.6 million. FSG's sales growth was attributable to a 25.7% increase in check unit production tempered by a 7.4% reduction from price and product mix. The unit increase came principally from the new business obtained through the acquisition of Interchecks in February 1992 with a lesser portion due to an increase in FSG's core business. Lower pricing in 1992 resulted from competitive conditions in the check printing industry. DSG's sales increased 11.8% partially due to the consolidation of Datascan's results of operations after acquisition of the remaining 50% of Datascan's stock in December 1991 and to sales increases in educational markets.
  Consolidated gross profit margin declined in 1992 to 46.8% from 49.9% in 1991. Margins in both FSG and DSG were negatively impacted by acquired operations (Interchecks and Datascan, respectively); however, FSG realized an increase in labor efficiency of 3.6% in its core operations as a result of completion of the conversion to offset printing and computerized production systems in 1991. DSG's margin declines were moderated by the sales increase in standard forms in its educational markets which generally provide higher margins.
  Selling, general and administrative expenses increased $17.0 million in 1992 or 18.1% and, as a percentage of sales, increased to 25.0% from 24.8% in 1991. The primary components of this increase were employee health care costs, the costs of enhanced data processing systems, expenses of acquired operations and marketing costs associated with customer relations. Profit sharing costs increased $1.0 million but decreased as a percentage of sales from 2.1% in 1991 to 2.0% in 1992.
  Amortization of intangibles costs associated with the acquired operations totaled $4.7 million or 1.1% as a percentage of sales.
  Interest and other income decreased $0.5 million or 9.5% from 1991, which is attributable to both lower interest rates and significantly lower investment balances, a result of the use of funds for the acquisitions of Interchecks and Datascan and for the stock repurchase program. The reduced interest and other income was offset by $3.4 million of gains realized in the sale of the Puerto Rico bond investment portfolio and the sale of the assets of American Testronics Company.
  The Company's effective consolidated income tax rate decreased to 35.8% from 37.5% primarily due to the higher level of tax exempt income in 1992.

Outlook
  The Company will continue its efforts to further diversify its business during 1994. On January 7, 1994, the Company acquired Marketing Profiles, Inc. ("MPI"), a database marketing and consulting company which provides software products and related marketing services to the financial industry. See Note 16 of the Notes to Consolidated Financial Statements.
  In October 1993, the Company announced the formation of a new subsidiary, The Check Store, Inc. ("The Check Store"), which will market checks and related products directly to consumers. The direct marketing of checks and related products to consumers is currently the fastest growing segment of the


                            -F18-
check printing market and The Check Store, which will become operational during the first half of 1994, represents the Company's entry into this distribution channel. It is anticipated that The Check Store will have lower margins than the Company's traditional check printing operations and, due to start-up costs and expenditures for marketing and product development, will negatively impact the Company's results and cash flows during 1994. The Company is unable to determine if or when The Check Store operations will contribute positively to cash flow or operating results.
  The Company expects that its check printing operations will continue to experience competitive pricing pressures during 1994, and as a result the price component of changes in revenue might be flat or negative. However, the Company anticipates that profit margins should experience a slight improvement in 1994 as a result of the continued integration of acquired operations along with other cost control measures.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

  Cash flows provided by operations in 1993 were $90.7 million compared to $78.4 million in 1992, an increase of 15.7%. The primary uses of funds in 1993 were for the purchase of the Company's common stock, the acquisition of the net assets of RMBN, additions to property, plant and equipment and dividends paid to the Company's shareholders.
  In December 1993, the Company issued $85.0 million of Series A Senior
Notes ("Senior Notes") with a final maturity of December 2008, and also arranged a $15.0 Million Term Loan ("Term Loan") due December 2003. The Senior Notes and the Term Loan have a fixed annual interest rate of 6.60% and 6.63%, respectively. Proceeds from these obligations were used to repay amounts outstanding under short-term lines of credit and to fund the January 1994 purchase of MPI and will be used to fund additional purchases of Company stock and for general corporate purposes.
  The Company has unsecured lines of credit which provide for borrowing up to $111.0 million. At December 31, 1993, no amounts were outstanding under these lines, a decrease of $18.0 million from December 31, 1992.
  Excluding the borrowings under the unsecured lines of credit, which the Company replaced with long-term financing, the ratio of current assets to current liabilities increased from 2.7 at December 31, 1992 to 3.1 at December 31, 1993, and working capital increased to $90.9 million at December 31, 1993 from $69.2 million at December 31, 1992.
  In March 1993, the Company completed a program announced in November 1991 to repurchase 4.0 million shares of its common stock. In June 1993, the Company initiated a new program to repurchase 3.4 million additional common shares which was completed in November 1993 at an average cost of $26.24 per share. In December 1993, the Company announced another program to repurchase
1.5 million common shares but had not purchased any shares under this program as of December 31, 1993.
  Additions to property, plant and equipment for 1993 were $27.1 million compared to $18.7 million in 1992. The Company anticipates 1994 capital expenditures will total approximately $37 million.
  On December 31, 1993, the Company had $28.1 million in cash and cash equivalents and short-term investments. The Company believes that its current cash position, funds from operations and available amounts under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures, the purchase of MPI, the announced stock repurchase program and other corporate needs.





                            -F19-




                                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                          (In thousands of dollars)
________________________________________________________________________________________________________________________________
       COLUMN A                         COLUMN B           COLUMN C        COLUMN D           COLUMN E            COLUMN F
    CLASSIFICATION                  BALANCE AT BEGINNING ADDITIONS AT    RETIREMENTS        OTHER CHANGES       BALANCE AT END
                                        OF PERIOD            COST                             ADD(DEDUCT)         OF PERIOD
                                                              (1)                                (2)
________________________________________________________________________________________________________________________________
Year Ended December 31, 1993
  Land. . . . . . . . . . . . . . . .  $   8,746          $     450       $     182          $     187           $   9,201
  Buildings and Improvements. . . . .     66,394              5,882             297                233              72,212
  Machinery and Equipment . . . . . .    186,400             19,156           5,490              4,339             204,405
  Furniture and Fixtures. . . . . . .     13,259                873             130              1,080              15,082
  Leasehold Improvements. . . . . . .      2,050                186             102                                  2,134
  Additions in Progress . . . . . . .      1,434                574                                                  2,008
                                       ----------         ----------      ----------         ----------          ----------
          Total                        $ 278,283          $  27,121       $   6,201          $   5,839           $ 305,042
                                       ==========         ==========      ==========         ==========          ==========
Year Ended December 31, 1992
  Land. . . . . . . . . . . . . . . .  $   8,098          $     488                          $     160           $   8,746
  Buildings and Improvements. . . . .     63,892                843                              1,659              66,394
  Machinery and Equipment . . . . . .    165,953             14,605       $   6,733             12,575             186,400
  Furniture and Fixtures. . . . . . .     11,500              1,534             401                626              13,259
  Leasehold Improvements. . . . . . .      1,902                165              17                                  2,050
  Additions in Progress . . . . . . .        348              1,086                                                  1,434
                                       ----------         ----------      ----------         ----------          ----------
          Total                        $ 251,693          $  18,721       $   7,151          $  15,020           $ 278,283
                                       ==========         ==========      ==========         ==========          ==========
Year Ended December 31, 1991
  Land. . . . . . . . . . . . . . . .  $   8,263                          $     165                              $   8,098
  Buildings and Improvements. . . . .     60,878          $   3,104             447          $     357              63,892
  Machinery and Equipment . . . . . .    174,468             13,694          22,371                162             165,953
  Furniture and Fixtures. . . . . . .     10,180              1,528             300                 92              11,500
  Leasehold Improvements. . . . . . .      1,863                100              61                                  1,902
  Additions in Progress . . . . . . .      1,875             (1,527)                                                   348
                                       ----------         ----------      ----------         ----------          ----------
          Total                        $ 257,527          $  16,899       $  23,344          $     611           $ 251,693
                                       ==========         ==========      ==========         ==========          ==========

NOTES:
  (1) Increase in additions in progress, at cost, less transfers of completed projects to buildings and improvements, machinery and equipment, and furniture and fixtures.
  (2) The 1993 amount consists of $6,065,000 of assets obtained in the acquisition of RMBN and the remaining balance is foreign currency exchange adjustments. Of the 1992 amount, $14,672,000 relates to assets obtained in the Interchecks acquisition, $319,000 to revaluation of certain Datascan assets acquired in 1991 and the remaining balance to foreign currency exchange adjustments. The 1991 amount of $611,000 relates to the acquisition of the remaining interest in
     Datascan in November 1991.

                                                     -S1-




                                   JOHN H. HARLAND COMPANIES AND SUBSIDIARIES
                                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                          (In thousands of dollars)
________________________________________________________________________________________________________________________________
     COLUMN A                           COLUMN B               COLUMN C           COLUMN D          COLUMN E        COLUMN F
   DESCRIPTION                    BALANCE AT BEGINNING   ADDITIONS CHARGED TO   RETIREMENTS      OTHER CHARGES   BALANCE AT END
                                        OF PERIOD         COSTS AND EXPENSES                      ADD (DEDUCT)     OF PERIOD
                                                                                                       (1)
________________________________________________________________________________________________________________________________
Year Ended December 31, 1993
  Buildings and Improvements. . .        $  18,504            $   2,534          $      79        $       5        $  20,964
  Machinery and Equipment . . . .          102,151               21,695              3,844             (120)         119,882
  Furniture and Fixtures. . . . .            8,270                1,904                102                4           10,075
  Leasehold Improvements. . . . .            1,629                  206                101                             1,735
                                         ---------            ---------          ---------        ----------       ---------
          Total                          $ 130,554            $  26,339          $   4,126        $    (111)       $ 152,656
                                         =========            =========          =========        ==========       =========
Year Ended December 31, 1992
  Buildings and Improvements. . .        $  15,985            $   2,477                           $      42        $  18,504
  Machinery and Equipment . . . .           87,189               20,511          $   5,605               56          102,151
  Furniture and Fixtures. . . . .            6,949                1,707                351              (35)           8,270
  Leasehold Improvements. . . . .            1,443                  202                 16                             1,629
                                         ---------            ---------          ---------        ----------       ---------
          Total                          $ 111,566            $  24,897          $   5,972        $      63        $ 130,554
                                         =========            =========          =========        ==========       =========
Year Ended December 31, 1991
  Buildings and Improvements. . .        $  13,818            $   2,341          $     174                         $  15,985
  Machinery and Equipment . . . .           85,528               18,554             16,893                            87,189
  Furniture and Fixtures. . . . .            5,723                1,469                243                             6,949
  Leasehold Improvements. . . . .            1,273                  230                 60                             1,443
                                         ---------            ---------          ---------                         ---------
          Total                          $ 106,342            $  22,594          $  17,370                         $ 111,566
                                         =========            =========          =========                         =========

NOTE:
  (1) Classification changes and foreign currency exchange adjustments arising from changes in current rates of exchange.


                                                     -S2-



                                      JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                            (In thousands of dollars)
_____________________________________________________________________________________________________________________________
       COLUMN A                         COLUMN B              ----------COLUMN C ---------         COLUMN D     COLUMN E
                                                                       ADDITIONS
                                 BALANCE AT BEGINNING       CHARGED TO           CHARGED TO                   BALANCE AT END
    DESCRIPTION                        OF PERIOD         COSTS AND EXPENSES    OTHER ACCOUNTS     DEDUCTIONS     OF PERIOD
                                                                                     (1)             (2)
_____________________________________________________________________________________________________________________________
Year Ended December 31, 1993
 Allowance for doubtful accounts        $ 1,343              $   620               $  215           $  425        $ 1,753
                                        =======              =======               ======           ======        =======
Year Ended December 31, 1992
 Allowance for doubtful accounts        $ 1,348              $   583               $  332           $  920        $ 1,343
                                        =======              =======               ======           ======        =======
Year Ended December 31, 1991
 Allowance for doubtful accounts        $   916              $ 1,002               $  249 (3)       $  819        $ 1,348
                                        =======              =======               ======           ======        =======

Notes:
(1) Represents recovery of previously written-off and credit balance accounts receivable.
(2) Represents write-offs of uncollectible accounts receivable.
(3) Includes $140,000 related to acquisition of subsidiary.


                                                     -S3-





                                  JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                    SCHEDULE IX - SHORT-TERM BORROWINGS
                             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                         (In thousands of dollars)
_________________________________________________________________________________________________________
                                                               MAXIMUM         AVERAGE         WEIGHTED
CATEGORY OF                                                     AMOUNT         AMOUNT          AVERAGE
AGGREGATE                         BALANCE      WEIGHTED      OUTSTANDING     OUTSTANDING    INTEREST RATE
SHORT-TERM                        AT END       AVERAGE        DURING THE     DURING THE      DURING THE
_________________________________________________________________________________________________________
Year Ended December 31, 1993
- ----------------------------
   Notes Payable (1)             $    -0-        3.5%          $ 78,000        $ 34,214           3.5%
                                 ========                      ========        ========
   Industrial Revenue Bond (2)   $  4,000        5.1%          $  4,000        $  4,000           5.1%
                                 ========                      ========        ========
Year Ended December 31, 1992
- ----------------------------
   Notes Payable (1)             $ 18,000        3.8%          $ 18,000        $     49           3.8%
                                 ========                      ========        ========
   Industrial Revenue Bond (2)   $  4,000        5.3%          $  4,000        $  4,000           5.3%
                                 ========                      ========        ========
Year Ended December 31, 1991
- ----------------------------
   Industrial Revenue Bond (2)   $  4,000        7.2%          $  4,000        $  4,000           7.2%
                                 ========                      ========        ========

(1)  Represents borrowings under an unsecured line of credit for which no compensating balances or commitment fees are required.
(2)  The Industrial Revenue Bond amounts outstanding at December 31, 1993, 1992 and 1991 are payable upon demand.  The Company borrowed the funds on July 12, 1984.
(3)  "Average Amount Outstanding During The Period" calculated based on daily outstanding balances.
(4)  "Weighted Average Interest Rate During The Period" calculated based on interest expense and average amount outstanding during the period.



                                                 -S4-

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                     (In thousands of dollars)
___________________________________________________________________________
        ITEM                             1993         1992        1991
___________________________________________________________________________

MAINTENANCE AND REPAIRS........        $ 15,790     $ 12,127     $ 9,785
                                       ========     ========     =======

  Other items required by this schedule were less than one percent of net sales or not applicable.





                                 -S5-

                          EXHIBIT INDEX
          (* indicates document is incorporated by reference)
                                                           Page Number
                                                           Location of
                                                           Documents or
Exhibit                                                   Incorporation
Desig-                                                     by Reference
nation               Description                            (Inclusive)
______               ___________                           ___________
3.1   *   Amended and Restated Articles of Incorporation.       10
3.2   *   By-laws, as amended. Adopted by the Board of
          Directors on July 27, 1990.                           10
4.1       Indenture, as supplemented and amended, relating
          to 6.75% Convertible Subordinated Debentures due
          2011 of Scantron Corporation (omitted pursuant to
          Item 601(b)(4)(iii) of Regulation S-K; will be
          filed upon request).                                  10
4.2   *   Form of Rights Agreement, dated as of June 9,
          between the Registrant and Citizens and Trust
          Company.                                              10
4.3   *   First Amendment dated June 12, 1992 to Rights
          Agreement dated June 9, 1989 between the Company
          and NationsBank of Georgia Inc., N.A., successor
          to Citizens and Southern Trust Company.               10
4.4   *   Second Amendment dated July 24, 1992 to Rights
          Agreement dated June 9, 1989 between the Company
          and Trust Company Bank, successor to NationsBank
          of Georgia Inc., N.A., and to Citizens and
          Southern Trust Company.                               10
4.5       Note Agreement dated as of December 1, 1993
          between the Company and the purchasers listed on
          Schedule I of the agreement, for the issuance and
          sale of $85,000,000 aggregate principle amount of
          6.60% Series A Senior Notes Due December 30,
          2008.                                                 10
10.1      Form of Deferred Compensation Agreement between
          the Registrant and the following Executive
          Officer and Director: Mr. Woodson and the
          following Retired Executive Officer and Current
          Director: Mr. Lang.                                   10
10.2  *   Form of Monthly Benefit Amendment to Deferred
          Compensation Agreement between the Registrant and
          following Executive Officer and Director: Mr.
          Woodson and the following Retired Executive
          Officer and Current Director: Mr. Lang.               10
10.3 * Form of Deferred Compensation Agreement between the Registrant and the following executive officers:
          Messrs. Dollar, Rogers and Rupe.                      10
10.4      Form of Deferred Compensation Agreement
          between the Registrant and Ms. Weyand,
          Executive Officer.                                    10
10.5      Form of Frozen Benefit Amendment to
          Deferred Compensation Agreement between
          the Registrant and Ms. Weyand, Executive
          Officer.                                              10



                          -X1-

EXHIBIT INDEX continued
                                                           Page Number
                                                           Location of
                                                           Documents or
Exhibit                                                   Incorporation
Desig-                                                     by Reference
nation               Description                            (Inclusive)
______               ___________                           ___________
10.6      Form of Amendment to Deferred Compensation
          Agreement between the Registrant and the
          following Executive Officer Director:  Mr.
          Woodson and the following Retired Executive
          Officer and Current Director: Mr. Lang and the
          following Executive Officers:  Messrs. Dollar,
          Rogers and Rupe and Ms. Weyand.                       11
10.7      Form of Non-Compete and Termination Agreement
          between the Registrant and the following
          Executive Officer and Director:  Mr. Woodson, the
          following Retired Executive Officer and Current
          Director: Mr. Lang and the following Executive
          Officers Messrs. Dollar, Rogers and Rupe.             11
10.8      Form of Executive Life Insurance Plan between the
          Registrant and the following Executive Officer
          and Director:  Mr. Woodson, the following Retired
          Executive Officer and Current Director: Mr. Lang
          and the following Executive Officers: Messrs.
          Dollar, Rogers and Rupe and Ms. Weyand.               11
10.9  *   The John H. Harland Company Incentive Stock
          Option Plan.                                          11
10.10     Amendment to the John H. Harland Company
          Incentive Stock Option Plan.                          11
10.11 *   John H. Harland Company 1981 Incentive Stock
          Option Plan, As Extended.                             11
10.12 *   Asset Purchase Agreement, dated as of February 7,
          1992, by and among the Registrant , Rexham, Inc.
          ("Rexham") and Interchecks; as partially assigned
          to Centralia Holding Corp. ("Centralia") on
          February 19, 1992; and as amended on February 12,
          1992 by and among the Registrant, Centralia,
          Rexham and Interchecks.                               11
10.13 *   Asset Purchase Agreement, dated as of November
          13, 1992, by and among the Registrant, The Rocky
          Mountain Bank Note Company and Romo Corp.; and as
          amended on November 25, 1992, by and among the
          Registrant, The Rocky Mountain Bank Note Company
          and Romo Corp.                                        11
10.14     Term Loan Agreement dated as of October 25, 1993
          between the Company and Trust Company Bank for a
          $15,000,000 Term Loan due 2003.                       11
21.1      Subsidiaries of the Registrant.                       11
23.1      Independent Auditors' Consent                         11







                          -X2-