Form 10-Q
period 1994-03-31
HARLAND JOHN H CO
filed 1994-05-16
CIK 45599

United States
                  Securities and Exchange Commission
                       Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________

                    Commission file number 1-6352

                      JOHN H. HARLAND COMPANY
          (Exact name of registrant as specified in its charter)


          GEORGIA                                  58-0278260
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

        2939 Miller Rd
        Decatur, Georgia                              30035
(Address of principal executive offices)           (Zip code)


                          (404) 981-9460
          (Registrant's telephone number, including area code)

                               (Not Applicable)
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

The number of shares of the Registrant's Common Stock outstanding on May 2, 1994 was 30,537,221.

Item 1. FINANCIAL STATEMENTS

            JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS



                          ASSETS
                          ------
                                             March 31,    December 31,
(In thousands)                                 1994          1993
- - ----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:
 Cash and cash equivalents                  $  11,349     $  26,224
 Accounts receivable                           62,335        63,660
 Inventories                                   25,483        26,000
 Deferred income taxes                          8,727         6,694
 Other                                         15,105        12,317
                                            ----------    ----------
 Total current assets                         122,999       134,895
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Investments                                   10,106         8,103
 Goodwill and intangibles-net                  96,560        54,053
 Other                                          7,934         7,014
                                            ----------    ----------
 Total investments and other assets           114,600        69,170
                                            ----------    ----------


 PROPERTY, PLANT AND EQUIPMENT                308,811       305,042
 Less accumulated depreciation
    and amortization                          157,721       152,656
                                            ----------    ----------
 Property, plant and equipment - net          151,090       152,386
                                            ----------    ----------

 Total                                      $ 388,689     $ 356,451
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.


            JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
                                             March 31,    December 31,
(In thousands, except share amounts)           1994          1993
- - ----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:
 Short-term debt                            $   4,000     $   4,000
 Accounts payable - trade                      10,334         8,690
 Accrued liabilities:
    Salaries, wages and employee benefits      16,021        15,458
    Taxes                                      14,244           649
    Other                                      25,837        15,182
                                            ----------    ----------
 Total current liabilities                     70,436        43,979
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      111,380       111,542
 Deferred income taxes                          5,768         6,393
 Other                                         11,063        10,863
                                            ----------    ----------
 Total long-term liabilities                  128,211       128,798
                                            ----------    ----------

 Total liabilities                            198,647       172,777
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value, issued
    37,907,497                                 37,907        37,907
 Additional paid-in capital                     4,048         4,225
 Foreign exchange translation adjustments         (33)           72
 Retained earnings                            330,840       325,323
                                            ----------    ----------
 Total                                        372,762       367,527
 Less 7,370,286 and 7,421,903 shares of
    treasury stock - at cost                  182,720       183,853
                                            ----------    ----------
 Total shareholders' equity                   190,042       183,674
                                            ----------    ----------

 Total                                      $ 388,689     $ 356,451
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

              JOHN H. HARLAND COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
       FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1994 AND 1993
                          (Unaudited)

(In thousands, except
   per share amounts)                                  1994        1993
- - --------------------------------------------------------------------------
NET SALES                                           $ 131,043   $ 133,504
                                                    ----------  ----------
COST AND EXPENSES:
Cost of sales                                          68,856      74,576
Selling, general and
  administrative expenses                              33,664      32,762
Employees' profit sharing                               2,481       2,440
Amortization of intangibles                             2,660       2,162
                                                    ----------  ----------
Total                                                 107,661     111,940
                                                    ----------  ----------

INCOME FROM OPERATIONS                                 23,382      21,564
                                                    ----------  ----------

OTHER INCOME (EXPENSES):
Interest expense                                       (1,909)       (480)
Other - net                                               106         236
                                                    ----------  ----------
Total                                                  (1,803)       (244)
                                                    ----------  ----------

INCOME BEFORE INCOME TAXES                             21,579      21,320
INCOME TAXES                                            8,593       8,201
                                                    ----------  ----------

NET INCOME                                             12,986      13,119

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                                           325,323     303,249
                                                    ----------  ----------
                                                      338,309     316,368

Cash dividends                                         (7,469)     (7,953)
                                                    ----------  ----------
RETAINED EARNINGS AT END OF PERIOD                  $ 330,840   $ 308,415
                                                    ==========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                    30,519      33,961
                                                    ==========  ==========

NET INCOME PER COMMON SHARE                         $     .43   $     .39
                                                    ==========  ==========
CASH DIVIDENDS PER COMMON
   SHARE                                            $    .245   $    .235
                                                    ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

              JOHN H. HARLAND COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1994 AND 1993
                           (Unaudited)
(In thousands)                                            1994          1993
- - -----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                            $  12,986     $  13,119
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                            9,213         8,626
 Other                                                   (2,643)          141
 Change in assets and liabilities net of
  effect of acquisitions:
  Accounts receivable                                     3,596         2,999
  Inventories and other current assets                     (771)        2,122
  Accounts payable and accrued expenses                  16,123        11,169
  Other-net                                                 129
                                                      ----------    ----------
Net cash provided by operating activities                38,633        38,176
                                                      ----------    ----------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment               (5,896)       (5,063)
Proceeds from sale of equipment                           2,433           184
Change in short-term investments-net                       (152)         (250)
Payment for acquisition of businesses,
   net of cash acquired                                 (40,202)      (35,445)
Acquisition deposit                                                    31,900
Long-term investments and other assets-net               (2,910)          (93)
                                                      ----------    ----------
Net cash used in investing activities                   (46,727)       (8,767)
                                                      ----------    ----------

FINANCING ACTIVITIES:
Sale of common stock                                      1,012         1,621
Dividends paid                                           (7,469)       (7,953)
Purchase of treasury stock                                  (55)       (6,746)
Short-term borrowings                                                   3,000
Other                                                      (269)         (723)
                                                      ----------    ----------
Net cash used in financing activities                    (6,781)      (10,801)
                                                      ----------    ----------

Increase (decrease) in cash and cash equivalents        (14,875)       18,608
Cash and cash equivalents at beginning of period         26,224        19,133
                                                      ----------    ----------

Cash and cash equivalents at end of period            $  11,349     $  37,741
                                                      ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1994
                           (Unaudited)

1.   Basis of Presentation

    The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows of the John H. Harland Company and subsidiaries ("the Company") for the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

2.   Accounting Policies

    The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

    Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Company has consistently followed those policies in preparing this report.

3.   Acquisitions

    On January 1, 1993, the Company completed the acquisition of substantially all the net assets of the Denver-based Rocky Mountain Bank Note Company ("RMBN") for cash of $37.9 million and acquisition related costs of approximately $8.9 million. The purchase was funded through short-term borrowings of $18.0 million and by internally generated funds. The acquisition has been accounted for as a purchase and, accord-ingly, the acquired net assets and operations have been included in the consolidated financial statements from the date of acquisition. Assets acquired totaled $46.8 million, net of liabilities assumed of $2.0 million. Of the total acquisition costs, $25.7 million was allocated to intangible assets of which $10.7 million represented goodwill.

    On January 7, 1994, the Company acquired Marketing Profiles, Inc. ("MPI") for cash paid at closing and a contingent purchase payment payable in 1997 to the former MPI shareholders. The contingent purchase payment is based upon a multiple of MPI's 1996 operating results as defined in the acquisition agreement. The acquisition price was funded with a portion of the proceeds received in the December 1993 issuance of long-term debt. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of MPI will be included in the Company's consolidated financial statements from the date of acquisition. MPI is based in Maitland, Florida and is a database marketing and consulting company which provides software products and related marketing services to the financial industry.

    On March 31, 1994, the Company acquired the net assets of FormAtion Technologies, Inc. ("FTI") for cash paid at closing and a contingent purchase payment payable in 1997 to the FTI shareholders. The contingent purchase payment is based upon a multiple of FTI's operating results during the three year period ending in 1996 as defined in the acquisition agreement. The acquisition price was funded with portion of the proceeds received in the December 1993 issuance of long-term debt. The acquisition was accounted for using the purchase method of accounting and, accordingly, the acquired net assets of FTI will be included in the Company's consolidated financial statements from the date of acquisition. FTI is based in Denver, Colorado and develops, markets and supports lending and platform automation software for the financial industry.

    The MPI and FTI acquisitions were for an aggregate cash amount of $45,050,000.

4.   Investments

    As of January 1, 1994, the Company adopted SFAS No. 115, entitled "Accounting for Certain Investments in Debt and Equity Securities". Investments classified as available for sale are carried at cost which approximates market. The effect of adopting SFAS No. 115 was not significant to the Company's financial statements.

5.   Accounting for Income Taxes

    The provision for income tax expense for the three months ended March 31, 1994 and 1993 includes the following (in thousands):

                                                   1994           1993
    ---------------------------------------------------------------------
    Current provision                           $ 11,251        $ 9,076
    Deferred benefit                              (2,658)          (875)
                                                ---------       --------
    Total                                       $  8,893        $ 8,201
                                                =========       ========

    On August 10, 1993 the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93") was signed into law by the President. The OBRA '93 increased the corporate tax rate from 34% to 35% as well as made other changes to corporate tax law. Pursuant to SFAS 109, the Company recorded the cumu-lative effect of the changes on current and deferred income taxes as a result of the OBRA '93 during the third quarter of 1993.

6.   Employee Stock Plans

    The Company has an Employee Stock Purchase Plan under which employees are granted an option to purchase shares of the Company's common stock during the quarter in which the option is granted. The option price is 85% of the fair market value of the stock at the beginning or end of the quarter, whichever is lower. In the quarter ended March 31, 1994, options representing 51,031 shares were exercised at a price of $18.70 per share. At March 31, 1994, there were 621,644 shares reserved for purchase under the Employee Stock Purchase Plan.

    The Company has incentive and non-qualified stock option plans ("Plans") which provide for the granting of options to certain key employees of the Company to purchase shares of the Company's common stock at the fair market value of the common stock on the date of the grant. Option transactions for the three months ended March 31, 1994 are as follows:

                                                Shares     Exercise Price
    -----------------------------------------------------------------------
    Options outstanding at December 31, 1993   375,688    $ 9.11  -  26.25
    Options granted                            114,250               21.75
    Options exercised                           (2,854)     9.11  -  21.88
                                              ---------
    Options outstanding at March 31, 1994      487,084     11.59  -  26.25
                                              =========
    The options generally become exercisable one year from the date of the grant. At March 31, 1994, there were 348,834 options exercisable and 680,124 shares reserved for options under the Plans.

7.   Net Income Per Share

    Net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents include the number of shares issuable upon the exercise of the Company's stock options.

8.   Inventories

    Inventories consisted of the following (in thousands of dollars):

                                                March 31,      December 31,
                                                   1994            1993
    -----------------------------------------------------------------------
    Raw materials and semi-finished goods       $ 25,591        $ 22,389
    Finished goods                                 2,540           2,133
    Hardware component parts                       1,352           1,478
                                                --------        --------
    Total                                       $ 25,483        $ 26,000
                                                ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

First Quarter 1994 vs. 1993

Consolidated net sales for the first quarter 1994 decreased $2,461,000 or 1.8% as compared to the first quarter of 1993. Sales for the Company's Financial Services Group ("FSG") experienced a decrease of $7,800,000 or 6.4%, 5.7% of which represented a decrease in unit sales. The remaining 0.7% decrease was attributable to price/mix. The decrease in FSG sales units is primarily due to the loss of several former Rocky Mountain Bank Note ("RMBN") accounts soon after the Company's acquisition of RMBN in January 1993. Sales for the Company's Data Services Group ("DSG"), which manufactures and distributes optical mark reading equipment and scannable forms, increased $1,031,000 or 9.3% in the first quarter 1994 versus the comparable period in 1993. Primary contributors to this increase were in-creased penetration of new product sales and higher service bureau sales, both of which were part of significantly stronger sales to commercial mar-kets. On January 7, 1994 the Company purchased Marketing Profiles, Inc. ("MPI"), a Maitland, Florida based database marketing and consulting company which provides software products and related marketing services to the financial industry. MPI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition, contributing $4,308,000 or 3.3% to the Company's first quarter 1994 consolidated net sales.

Consolidated cost of goods sold decreased by $5,720,000 or 7.7%, and decreased as a percentage of net sales from 55.9% for the first quarter 1993 to 52.5% for the first quarter 1994. The major reason for this decline was a decrease in FSG's cost of goods sold of $8,448,000 or 12.3% (from 55.9% of net sales in 1993 to 52.3% of net sales in 1994). Consolidation of excess imprint production capacity as well as reduced material costs (resulting from the closing of two base stock facilities) favorably impacted FSG's cost of goods sold. Cost of goods sold for DSG increased by $710,000 or 11.5%, and increased slightly as a percentage of net sales from 55.6% in the first quarter 1993 to 56.7% for the first quarter 1994.

Consolidated selling, general and administrative expense increased by $902,000 or 2.8%, and increased as a percentage of sales from 24.5% in the first quarter 1993 to 25.7% for the first quarter 1994. Major components of the increase were expenses resulting from acquired operations (MPI) as well as costs associated with the start-up of The Check Store, the Company's subsidiary which was formed in October 1993 to market checks and related products directly to consumers. DSG experienced a period-to-period increase in selling, general and administrative expense of 5.8%, but as a percentage of sales such expenses decreased from 40.2% in the first quarter 1993 to 38.9% for the first quarter 1994. FSG experienced a significant decrease in selling, general and administrative expense from first quarter 1993 to first quarter 1994 (period-to-period decrease of 10.5%), and as a percentage of FSG net sales experienced an improvement from 19.8% in the first quarter 1993 to 19.0% for the first quarter 1994. The principal reason for FSG's favorable comparison to 1993 was a reduction in the selling and administrative functions of RMBN which took place after RMBN was acquired in January 1993; offset by increased investments in information technology.

Amortization of intangibles, principally resulting from acquisitions, increased by $498,000 or 23.0%, and increased slightly as a percentage of net sales from 1.6% in the first quarter 1993 to 2.0% for the first quarter 1994. This increase is primarily attributable to the acquisition of MPI which took place on January 7, 1994.

Other income (expense) increased, from a net expense of $244,000 in the first quarter 1993 to a net expense of $1,803,000 for the first quarter 1994. The principal reason for the increase relates to the Company's issuance of $100,000,000 in long term debt in December 1993 ($85,000,000 senior notes and a $15,000,000 bank term loan), which bears interest at an annual interest rate of 6.6%.

The Company's consolidated effective income tax rate for the first quarter 1994 was 39.8% compared to 38.5% for the first quarter 1993. The primary factors contributing to the increase in the consolidated effective income tax rate are impacts of OBRA '93, along with certain non-deductible amortization of intangible assets associated with acquired businesses.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

At March 31, 1994 the Company had $52,563,000 in consolidated working capi-tal, of which $11,349,000 was represented by cash and cash equivalents. Cash and cash equivalents decreased by $14,875,000 during the first three months of 1994. Primary uses of funds during the three month period ended March 31, 1994 were to acquire MPI and FormAtion Technologies, Inc., and to disburse dividends to the Company's shareholders. Additionally, the Company made an equity investment of $2,000,000 in Bottomline Technologies, Inc., a New Hampshire-based company which is a leading provider of desktop laser soft-ware and hardware for issuing magnetic ink encoded financial documents. Cash flows generated from operations for the three month period ended March 31, 1994 totaled $38,633,000, compared to $38,176,000 for the comparable period in 1993.

Purchases of property, plant and equipment totaled $5,896,000 for the three month period ended March 31, 1994, compared with $5,063,000 for the compara-ble period in 1993. The Company estimates that its capital expenditures will exceed $30 million for the 1994 year.

The Company believes that funds from operations will be sufficient to meet anticipated requirements for working capital, dividends, capital expendi-tures and other corporate needs, and management is not aware of any condi-tion that would materially alter this trend. The Company also believes that it possesses ample unused debt capacity to pursue additional acquisition opportunities should they avail themselves to the Company.

                  PART II. OTHER INFORMATION
                  ===========================

Item 6. Exhibits and Reports on Form 8-K.

(b)  Reports on Form 8-K

    There were no reports filed on Form 8-K for the three months ended March 31, 1994.


                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


         May 16, 1994                     William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice-President and Treasurer
                                          (Authorized Officer and
                                          Principal Financial Officer)