Form 10-Q
period 1994-06-30
HARLAND JOHN H CO
filed 1994-08-15
CIK 45599

United States
                  Securities and Exchange Commission
                       Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994

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

The number of shares of the Registrant's Common Stock outstanding on July 29, 1994 was 30,537,867.

Item 1. FINANCIAL STATEMENTS

            JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS



                          ASSETS
                          ------
                                             June 30,     December 31,
(In thousands)                                 1994          1993
- ----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:

 Cash and cash equivalents                  $  15,149     $  26,224
 Accounts receivable                           54,882        63,660
 Inventories                                   25,567        26,000
 Deferred income taxes                          8,599         6,694
 Other                                         12,210        12,317
                                            ----------    ----------
 Total current assets                         116,407       134,895
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Investments                                    9,159         8,103
 Goodwill and intangibles-net                  92,945        54,053
 Other                                          8,310         7,014
                                            ----------    ----------
 Total investments and other assets           110,414        69,170
                                            ----------    ----------


 PROPERTY, PLANT AND EQUIPMENT                321,705       305,042
 Less accumulated depreciation
    and amortization                          163,893       152,656
                                            ----------    ----------
 Property, plant and equipment - net          157,812       152,386
                                            ----------    ----------

 Total                                      $ 384,633     $ 356,451
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

            JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

                                             June 30,     December 31,
(In thousands, except share amounts)           1994          1993
- ----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:

 Short-term debt                            $  10,000     $   4,000
 Accounts payable - trade                       9,705         8,690
 Accrued liabilities:
    Salaries, wages and employee benefits      16,387        15,458
    Taxes                                       4,332           649
    Other                                      21,003        15,182
                                            ----------    ----------
 Total current liabilities                     61,427        43,979
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      111,354       111,542
 Deferred income taxes                          5,301         6,393
 Other                                         11,252        10,863
                                            ----------    ----------
 Total long-term liabilities                  127,907       128,798
                                            ----------    ----------

 Total liabilities                            189,334       172,777
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value, issued
    37,907,497                                 37,907        37,907
 Additional paid-in capital                     3,848         4,225
 Foreign exchange translation adjustments          53            72
 Retained earnings                            336,199       325,323
                                            ----------    ----------
 Total                                        378,007       367,527
 Less 7,369,630 and 7,421,903 shares of
    treasury stock - at cost                  182,708       183,853
                                            ----------    ----------
 Shareholders' equity - net                   195,299       183,674
                                            ----------    ----------

 Total                                      $ 384,633     $ 356,451
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
      FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1994 AND 1993
                            (Unaudited)


                                      THREE MONTHS ENDED       SIX MONTHS ENDED
(In thousands, except                      JUNE 30,                JUNE 30,
   per share amounts)                  1994        1993        1994        1993
- ----------------------------------------------------------------------------------

NET SALES                           $ 130,752   $ 129,979   $ 261,795   $ 263,483
                                    ----------  ----------  ----------  ----------
COST AND EXPENSES:
Cost of sales                          67,455      70,165     136,311     144,741
Selling, general and
  administrative expenses              34,437      32,121      68,101      64,883
Employees' profit sharing               2,487       2,426       4,968       4,866
Amortization of intangibles             3,639       2,169       6,299       4,331
                                    ----------  ----------  ----------  ----------
Total                                 108,018     106,881     215,679     218,821
                                    ----------  ----------  ----------  ----------

INCOME FROM OPERATIONS                 22,734      23,098      46,116      44,662
OTHER INCOME (EXPENSES):
Interest expense                       (1,873)       (391)     (3,782)       (871)
Other - net                               461          15         567         251
                                    ----------  ----------  ----------  ----------
Total                                  (1,412)       (376)     (3,215)       (620)
                                    ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES             21,322      22,722      42,901      44,042
INCOME TAXES                            8,481       8,595      17,074      16,796
                                    ----------  ----------  ----------  ----------

NET INCOME                             12,841      14,127      25,827      27,246

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                           330,840     308,415     325,323     303,249
                                    ----------  ----------  ----------  ----------
Total                                 343,681     322,542     351,150     330,495

Cash dividends                          7,482       7,959      14,951      15,912
                                    ----------  ----------  ----------  ----------
RETAINED EARNINGS AT END OF PERIOD  $ 336,199   $ 314,583   $ 336,199   $ 314,583
                                    ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING    30,548      33,647      30,534      33,802
                                    ==========  ==========  ==========  ==========

NET INCOME PER COMMON SHARE         $    0.42   $    0.42   $    0.85   $    0.81
                                    ==========  ==========  ==========  ==========
CASH DIVIDENDS PER COMMON
   SHARE                            $   0.245   $   0.235   $    0.49   $    0.47
                                    ==========  ==========  ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

              JOHN H. HARLAND COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1994 AND 1993
                           (Unaudited)
(In thousands)                                            1994          1993
- -----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                            $  25,827     $  27,246
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           19,656        17,321
 Other                                                   (2,614)          943
Change in assets and liabilities net of
  effect of acquisitions:
  Accounts receivable                                    10,943         1,229
  Inventories and other current assets                     (260)        3,800
  Accounts payable and accrued expenses                   1,108         5,252
  Other-net                                                  48
                                                      ----------    ----------
Net cash provided by operating activities                54,708        55,791
                                                      ----------    ----------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (19,672)      (10,978)
Proceeds from sale of equipment                           2,740           635
Change in short-term investments-net                      2,148        (1,350)
Payment for acquisition of businesses,
   net of cash acquired                                 (40,202)      (37,769)
Acquisition deposit                                                    31,900
Long-term investments and other assets-net               (2,408)         (769)
                                                      ----------    ----------
Net cash used in investing activities                   (57,394)      (18,331)
                                                      ----------    ----------

FINANCING ACTIVITIES:
Sale of common stock                                      1,977         2,618
Dividends paid                                          (14,951)      (15,912)
Purchase of treasury stock                               (1,209)      (45,618)
Short-term borrowings                                     6,000        10,000
Other                                                      (206)       (1,404)
                                                      ----------    ----------
Net cash used in financing activities                    (8,389)      (50,316)
                                                      ----------    ----------

Decrease in cash and cash equivalents                   (11,075)      (12,856)
Cash and cash equivalents at beginning of period         26,224        19,133
                                                      ----------    ----------

Cash and cash equivalents at end of period            $  15,149     $   6,277
                                                      ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1994
                           (Unaudited)

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

2.   Accounting Policies

    The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

    Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The Company has consistently followed those policies in preparing this report.

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

    On January 7, 1994, the Company acquired Marketing Profiles, Inc. ("MPI") for cash paid at closing and a contingent purchase payment payable in 1997 to the former MPI shareholders. The contingent purchase payment is based upon a multiple of MPI's 1996 operating results as defined in the acquisition agreement. The acquisition price was funded with a portion of the proceeds received in the December 1993 issuance of long-term debt. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of MPI have been included in the Company's consolidated financial statements from the date of acquisition. MPI is based in Maitland, Florida and is a database marketing and consulting company which provides software products and related marketing services to the financial industry.

    On March 31, 1994, the Company acquired the net assets of FormAtion Technologies, Inc. ("FTI") for cash paid at closing and a contingent purchase payment payable in 1997 to the FTI shareholders. The contingent purchase payment is based upon a multiple of FTI's operating results during the three year period ending in 1996 as defined in the acquisition agreement. The acquisition price was funded with portion of the proceeds received in the December 1993 issuance of long-term debt. The acquisition was accounted for using the purchase method of accounting and, accordingly, the acquired net assets of FTI have been included in the Company's consolidated financial statements from the date of acquisition. FTI is based in Denver, Colorado and develops, markets and supports lending and platform automation software for the financial industry.

    The cash paid for the acquisitions of MPI and FTI totaled $45,050,000.

4.   Investments

    As of January 1, 1994, the Company adopted SFAS No. 115, entitled "Accounting for Certain Investments in Debt and Equity Securities". Investments classified as available for sale are carried at cost which approximates market. The effect of adopting SFAS No. 115 was not significant to the Company's financial statements.

5.   Accounting for Income Taxes

    The provision for income tax expense for the six months ended June 30, 1994 and 1993 includes the following (in thousands):

                                                   1994           1993
    ---------------------------------------------------------------------
    Current provision                           $ 20,071        $ 17,003
    Deferred benefit                              (2,997)           (207)
                                                ---------       ---------
    Total                                       $ 17,074        $ 16,796
                                                =========       =========

    On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93") was signed into law by the President. The OBRA '93 increased the corporate tax rate from 34% to 35% as well as made other changes to corporate tax law. Pursuant to SFAS 109, the Company recorded the cumulative effect of the changes on current and deferred income taxes as a result of the OBRA '93 during the third quarter of 1993.

6.   Employee Stock Plans

    The Company has an Employee Stock Purchase Plan under which employees are granted an option to purchase shares of the Company's common stock during the quarter in which the option is granted. The option price is

    85% of the fair market value of the stock at the beginning or end of the quarter, whichever is lower. In the quarter ended June 30, 1994, options representing 52,346 shares were exercised at a price of $18.43 per share. At June 30, 1994, there were 569,288 shares reserved for purchase under the Employee Stock Purchase Plan.

    The Company has incentive and non-qualified stock option plans ("Plans") which provide for the granting of options to certain key employees of the Company to purchase shares of the Company's common stock at the fair market value of the common stock on the date of the grant. Option transactions for the three months ended June 30, 1994 are as follows:

                                                Shares     Exercise Price
    -----------------------------------------------------------------------
    Options outstanding at March 31, 1994      487,084     11.59  -  26.25
    Options cancelled                          (58,615)    11.59  -  24.75
                                              ---------
    Options outstanding at June 30, 1994       428,469     11.59  -  26.25
                                              =========
    The options generally become exercisable one year from the date of the grant. At June 30, 1994, there were 291,219 options exercisable and 680,124 shares reserved for options under the Plans.

7.   Net Income Per Common Share

    Net income per common share is based on the weighted average number of common shares and common share equivalents outstanding during the peri-od. Common share equivalents include the number of shares issuable upon the exercise of the Company's stock options.

8.   Inventories

    Inventories consisted of the following (in thousands of dollars):

                                                June 30,       December 31,
                                                   1994            1993
    -----------------------------------------------------------------------
    Raw materials and semi-finished goods       $ 21,296        $ 22,389
    Finished goods                                 2,822           2,133
    Hardware component parts                       1,449           1,478
                                                --------        --------
    Total                                       $ 25,567        $ 26,000
                                                ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Second Quarter 1994 vs. 1993

Consolidated net sales increased $773,000 or 0.6% over the same period in 1993. The Company's Financial Services Group ("FSG") had a sales decrease of $6,262,000 or 5.4% which consisted of a 7.1% decrease in units and a price/mix increase of 1.7%. The loss of several former Rocky Mountain Bank Note ("RMBN") accounts, which was known when the Company acquired RMBN in January 1993, continued to impact FSG sales units. In addition, units were impacted by loss of one large customer and by a reduction in the amount under contract with another large customer, although the business retained was renewed at more favorable pricing. The FSG price/mix increase is attributable to increases in sales of higher priced product lines, a general price increase effective in December 1993 and efforts by FSG to reduce discounting. Sales for the Company's Data Services Group ("DSG") increased $107,000 or 0.8% over 1993. DSG's sales in commercial markets increased primarily due to increased maintenance services and other revenues related to new products and services which were introduced during 1993. These increases were offset by a decrease in DSG's sales in international markets. DSG sales to its educational customers showed a small increase when compared to the 1993 period. The Company's recently formed Information Services Group ("ISG"), which consists of Marketing Profiles Inc. ("MPI") acquired in January 1994 and FormAtion Technologies, Inc. ("FTI") acquired at the end of March 1994, contributed $6,062,000 to consolidated net sales for the 1994 period. The Check Store, Inc. ("The Check Store"), which markets checks and related products directly to consumers, began production operations during the second quarter 1994. Sales by The Check Store exceeded the Company's expectations but were not significant as a portion of consolidated net sales.

Consolidated cost of goods sold decreased $2,710,000 or 3.9% from 1993 and decreased as a percentage of sales from 54.0% in 1993 to 51.6% in 1994. As a percentage of its sales, FSG's cost of goods improved from 54.1% in 1993 to 51.6% in 1994. The FSG margin improvement is attributable to cost reductions gained from consolidations of excess imprint and base stock facilities as well as from lower material costs. DSG's cost of goods sold declined as a percentage of its sales from 51.8% in 1993 to 49.0% in 1994. Cost control improvements and increases in sales of higher margin products are the primary reasons for DSG's gross margin improvement. Cost of goods sold for ISG and The Check Store totaled $3,741,000 for the 1994 second quarter.

Consolidated selling, general and administrative expense increased by $2,316,000 or 7.2%, and increased as a percentage of sales from 24.7% in 1993 to 26.3% in 1994. Major components of the increase were expenses resulting from acquired operations (MPI and FTI) as well as marketing costs associated with the start-up of The Check Store. DSG selling, general and administrative expense increased $532,000 and increased as a percentage of its sales from 36.2% in 1993 to 39.9% in 1994. FSG continued its trend of lower selling, general and administrative expense which decreased by

$2,309,000 and as a percentage of its sales improved from 20.4% in 1993 to 19.5% in 1994. This favorable comparison is principally due to consolidation of selling and administrative functions of RMBN which was acquired in January 1993.

Amortization of intangibles, principally resulting from acquisitions, increased $1,470,000 or 67.8%, and increased as a percentage of sales from 1.7% in 1993 to 2.8% in 1994. This increase is attributable to the acquisitions of MPI and FTI in January 1994 and March 1994, respectively.

Other income (expense) increased, from a net expense of $376,000 in 1993 to a net expense of $1,412,000 in 1994. This increase is principally due to the Company's issuance of $100,000,000 in long-term debt in December 1993 at an annual interest rate of 6.6%.

Income before income taxes decreased $1,400,000 or 6.2% and decreased as a percentage of sales from 17.5% in 1993 to 16.3% in 1994. The Company's consolidated effective income tax rate for the 1994 period was 39.8% compared to 37.8% in 1993. The primary factors contributing to the increase in the consolidated effective income tax rate are impacts of OBRA '93, along with certain non-deductible amortization of intangible assets associated with acquired businesses.

Year to Date Analysis

Consolidated net sales decreased $1,688,000 or 0.6% over the same period in 1993. FSG sales decreased $14,062,000 or 5.9% which consisted of a unit decrease of 6.4% and a price/mix increase of 0.5%. DSG sales increased $1,138,000 or 4.6% primarily for the same reasons discussed in the analysis of second quarter results. ISG contributed $10,370,000 to consolidated net sales for the 1994 period.

Consolidated cost of goods sold decreased $8,430,000 or 5.8% from the same period in 1993 and as a percentage of sales decreased from 54.9% in 1993 to 52.1% in 1994. FSG's improvement in cost of goods sold as a percentage of sales was the primary reason for the improvement in the consolidated gross margin.

Consolidated selling, general and administrative expense increased by $3,218,000 or 5.0%, and increased as a percentage of sales from 24.6% in 1993 to 26.0% in 1994. Major components of the increase were expenses resulting from acquired operations (MPI and FTI) as well as marketing costs associated with the start-up of The Check Store. These increases were offset by FSG's decreased selling, general and administrative expenses primarily as a result of the consolidation of selling and administrative functions of RMBN.

Principally due to the acquisitions of MPI and FTI, amortization of intangibles increased $1,968,000 over 1993 and increased as a percentage of sales from 1.6% in 1993 to 2.4% in 1994.

Other income (expense) increased, from a net expense of $620,000 in 1993 to $3,215,000 in 1994. This increase is principally due to the Company's issuance of $100,000,000 in long-term debt in December 1993 at an annual interest rate of 6.6%.

Income before income taxes decreased $1,141,000 or 2.6% and decreased as a percentage of sales from 16.7% in 1993 to 16.4% in 1994. The consolidated effective tax rate for the 1994 period was 39.8% versus 38.1% in 1993.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

At June 30, 1994 the Company had $54,980,000 in consolidated working capital including $15,149,000 of cash and cash equivalents. Cash and cash equivalents decreased by $11,075,000 during the first six months of 1994. At June 30, 1994, $6,000,000 in borrowing was outstanding under the Company's unsecured lines of credit. The Company has unsecured lines of credit which provide for borrowing up to $111.0 million.

Primary uses of funds during the six month period ended June 30, 1994 were to acquire MPI and FTI, expenditures for property, plant and equipment and disbursements of dividends to the Company's shareholders. Additionally, the Company made an equity investment of $2,000,000 in Bottomline Technologies, Inc., a New Hampshire-based company which is a leading provider of desktop laser software and hardware for issuing magnetic ink encoded financial documents. Cash flows generated from operations for the six month period ended June 30, 1994 totaled $54,708,000, compared to $55,791,000 for the comparable period in 1993. Purchases of property, plant and equipment totaled $19,672,000 for the six month period ended June 30, 1994, compared with $10,978,000 for the comparable period in 1993. This increase is primarily attributable to equipment purchased to improve FSG production processes and a property located in Denver, Colorado. The Company estimates that its capital expenditures will exceed $30 million for the 1994 year.

The Company believes that funds from operations and available amounts under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs, and management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses ample unused debt capacity to pursue additional acquisition opportunities should they avail themselves to the Company.

                  PART II. OTHER INFORMATION
                  ===========================

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of shareholders of the Company was held on April 22, 1994 in Atlanta, GA. There was no solicitation in opposition to management's nominees for Directors as listed in the Proxy Statement and all such nominees were elected.

(c) Below is a brief description of matters voted on at the Annual Meeting and the results of the voting:

                                      Votes        Votes
                                       For       Opposed     Abstain
                                    ---------   ---------   --------
    Election of directors:
      Lawrence L. Gellerstedt, Jr.  25,502,978               193,772
      Edward J. Hawie               25,498,251               198,499
      G. Harold Northrop            25,506,486               190,264
      Robert A. Yellowlees          25,485,769               210,981

    Ratify the appointment of
    Deloitte & Touche as the
    Company's independent
    certified public
    accountants for the year
    ending December 31, 1994        25,640,394     19,499     36,857


Item 6. Exhibits and Reports on Form 8-K.

(b)  Reports on Form 8-K

    There were no reports filed on Form 8-K for the three months ended June 30, 1994.

                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


        August 15, 1994                   William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice-President and Treasurer
                                          (Authorized Officer and
                                          Principal Financial Officer)