Form 10-Q
period 1994-09-30
HARLAND JOHN H CO
filed 1994-11-14
CIK 45599

United States
                  Securities and Exchange Commission
                       Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

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

The number of shares of the Registrant's Common Stock outstanding on October 31, 1994 was 30,464,658.

Item 1. FINANCIAL STATEMENTS

            JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS



                          ASSETS
                          ------
                                           September 30,  December 31,
(In thousands)                                 1994          1993
- ----------------------------------------------------------------------                                            (Unaudited)
 CURRENT ASSETS:

 Cash and cash equivalents                  $  11,534     $  26,224
 Accounts receivable                           58,007        63,660
 Inventories                                   24,257        26,000
 Deferred income taxes                          7,038         6,694
 Other                                         13,733        12,317
                                            ----------    ----------
 Total current assets                         114,569       134,895
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Investments                                   11,557         8,103
 Goodwill and intangibles-net                 111,415        54,053
 Other                                         14,865         7,014
                                            ----------    ----------
 Total investments and other assets           137,837        69,170
                                            ----------    ----------


 PROPERTY, PLANT AND EQUIPMENT                330,059       305,042
 Less accumulated depreciation
    and amortization                          169,370       152,656
                                            ----------    ----------
 Property, plant and equipment - net          160,689       152,386
                                            ----------    ----------

 Total                                      $ 413,095     $ 356,451
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.



            JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
                                           September 30,  December 31,
(In thousands, except share amounts)           1994          1993
- ----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:

 Short-term debt                            $  19,000     $   4,000
 Accounts payable - trade                      12,323         8,690
 Deferred revenues                             15,879           135
 Accrued liabilities:
    Salaries, wages and employee benefits      15,466        15,458
    Taxes                                       6,598           649
    Other                                      14,970        15,047
                                            ----------    ----------
 Total current liabilities                     84,236        43,979
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      111,334       111,542
 Deferred income taxes                          5,222         6,393
 Other                                         11,445        10,863
                                            ----------    ----------
 Total long-term liabilities                  128,001       128,798
                                            ----------    ----------

 Total liabilities                            212,237       172,777
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value, issued
    37,907,497                                 37,907        37,907
 Additional paid-in capital                     3,564         4,225
 Foreign exchange translation adjustments          54            72
 Retained earnings                            341,838       325,323
                                            ----------    ----------
 Total                                        383,363       367,527
 Less 7,364,839 and 7,421,903 shares of
    treasury stock - at cost                  182,505       183,853
                                            ----------    ----------
 Shareholders' equity - net                   200,858       183,674
                                            ----------    ----------

 Total                                      $ 413,095     $ 356,451
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.



                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993
                            (Unaudited)

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
(In thousands, except                    SEPTEMBER 30,           SEPTEMBER 30,
   per share amounts)                  1994        1993        1994        1993
- ----------------------------------------------------------------------------------
NET SALES                           $ 129,154   $ 129,922   $ 390,949   $ 393,405
                                    ----------  ----------  ----------  ----------
COST AND EXPENSES:
Cost of sales                          66,105      73,030     202,416     217,771
Selling, general and
  administrative expenses              33,407      29,349     101,508      94,232
Employees' profit sharing               2,481       2,431       7,449       7,297
Amortization of intangibles             3,643       2,172       9,942       6,503
                                    ----------  ----------  ----------  ----------
Total                                 105,636     106,982     321,315     325,803
                                    ----------  ----------  ----------  ----------

INCOME FROM OPERATIONS                 23,518      22,940      69,634      67,602
                                    ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSES):
Interest expense                       (1,938)       (673)     (5,720)     (1,544)
Other - net                               236        (186)        803          65
                                    ----------  ----------  ----------  ----------
Total                                  (1,702)       (859)     (4,917)     (1,479)
                                    ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES             21,816      22,081      64,717      66,123
INCOME TAXES                            8,683       8,763      25,757      25,559
                                    ----------  ----------  ----------  ----------

NET INCOME                             13,133      13,318      38,960      40,564

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                           336,199     314,583     325,323     303,249
                                    ----------  ----------  ----------  ----------
Total                                 349,332     327,901     364,283     343,813

Cash dividends                          7,494       7,410      22,445      23,322
                                    ----------  ----------  ----------  ----------
RETAINED EARNINGS AT END OF PERIOD  $ 341,838   $ 320,491   $ 341,838   $ 320,491
                                    ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING    30,536      31,688      30,534      33,088
                                    ==========  ==========  ==========  ==========

NET INCOME PER COMMON SHARE         $    0.43   $    0.42   $    1.28   $    1.23
                                    ==========  ==========  ==========  ==========
CASH DIVIDENDS PER COMMON
   SHARE                            $   0.245   $   0.235   $   0.735   $   0.705
                                    ==========  ==========  ==========  ==========

See Notes to Condensed Consolidated Financial Statements.




              JOHN H. HARLAND COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993
                           (Unaudited)

(In thousands)                                            1994          1993
- -----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                            $  38,960     $  40,564
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           30,351        26,158
 Other                                                     (661)          681
 Change in assets and liabilities net of
  effect of acquisitions:
  Accounts receivable                                     9,349          (790)
  Inventories and other current assets                    1,641         4,632
  Accounts payable and accrued expenses                   6,492         7,964
                                                      ----------    ----------
Net cash provided by operating activities                86,132        79,209
                                                      ----------    ----------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (28,829)      (17,715)
Proceeds from sale of property, plant and equipment       3,139           846
Change in short-term investments-net                         98        (1,250)
Payment for acquisition of businesses,
   net of cash acquired                                 (59,303)      (39,974)
Acquisition deposit                                                    31,900
Long-term investments and other assets-net               (8,944)          (10)
                                                      ----------    ----------
Net cash used in investing activities                   (93,839)      (26,203)
                                                      ----------    ----------

FINANCING ACTIVITIES:
Sale of common stock                                      2,991         3,645
Dividends paid                                          (22,445)      (23,322)
Purchase of treasury stock                               (2,303)      (91,708)
Short-term borrowings                                    15,000        42,000
Other                                                      (226)       (1,025)
                                                      ----------    ----------
Net cash used in financing activities                    (6,983)      (70,410)
                                                      ----------    ----------

Decrease in cash and cash equivalents                   (14,690)      (17,404)
Cash and cash equivalents at beginning of period         26,224        19,133
                                                      ----------    ----------

Cash and cash equivalents at end of period            $  11,534     $   1,729
                                                      ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1994
                           (Unaudited)

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

3.   Acquisitions

    On January 1, 1993, the Company completed the acquisition of substantially all the net assets of the Denver-based Rocky Mountain Bank Note Company ("RMBN") for cash of $37.9 million and acquisition related costs of approximately $8.9 million. The purchase was funded through short-term borrowings of $18.0 million and internally generated funds. The acquisition has been accounted for as a purchase and, accordingly, the acquired net assets and operations have been included in the consolidated financial statements from the date of acquisition. Assets acquired totaled $46.8 million, net of liabilities assumed of $2.0 million. Of the total acquisition costs, $25.7 million was allocated to intangible assets of which $10.7 million represented goodwill.

    On January 7, 1994, the Company acquired Marketing Profiles, Inc. ("MPI") for cash paid at closing and a contingent purchase payment payable in 1997 to the former MPI shareholders. The contingent purchase payment is based upon a multiple of MPI's 1996 operating results as defined in the acquisition agreement. MPI is based in Orlando, Florida and is a database marketing and consulting company which provides software products and related marketing services to the financial industry.

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

    On September 30, 1994, the Company's wholly owned subsidiary, Scantron Corporation, acquired the net assets of Financial Products Corporation ("FPC") for cash paid at closing. FPC is based in Omaha, Nebraska and is a provider of installation, maintenance and repair services for a broad variety of computers, peripherals, networks and operating systems. FPC serves financial, commercial, government and medical markets.

    The MPI, FTI and FPC acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the consolidated financial statements from the date of acquisition. The cash paid for these acquisitions totaled $64,150,000 which was funded with a portion of the proceeds received in the December 1993 issuance of long-term debt, proceeds from short-term borrowings and from internally generated funds. Based on preliminary estimates, goodwill totaled $53,042,000 which will be amortized by the straight-line method over periods ranging from 10 to 25 years. Subsequent contingent purchase payments will be recorded as an increase in goodwill and will be amortized over the remaining life of the goodwill at the time of payment.

    The following pro forma financial information assumes the MPI, FTI and FPC acquisitions occurred on January 1, 1993. These results include certain adjustments, primarily increased amortization of intangible assets, increased interest expense and other appropriate adjustments (in thousands, except per share amounts):

                                          Nine Months Ended September 30,
                                                  1994          1993
    ---------------------------------------------------------------------
    Net sales                                  $ 406,411     $ 422,350
    Net income                                    39,055        39,932
    Net income per common share                     1.28          1.21

    The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future consolidated results of operations.

4.   Investments

    As of January 1, 1994, the Company adopted SFAS No. 115, entitled "Accounting for Certain Investments in Debt and Equity Securities". Investments classified as available for sale are carried at cost which approximates market. The effect of adopting SFAS No. 115 was not significant to the Company's financial statements.

5.   Accounting for Income Taxes

    The provision for income tax expense for the nine months ended September 30, 1994 and 1993 includes the following (in thousands):

                                                   1994           1993
    ---------------------------------------------------------------------
    Current provision                           $ 27,272        $ 28,444
    Deferred benefit                              (1,515)         (2,885)
                                                ---------       ---------
    Total                                       $ 25,757        $ 25,559
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

6.   Employee Stock Plans

    The Company has an Employee Stock Purchase Plan under which employees are granted an option to purchase shares of the Company's common stock during the quarter in which the option is granted. The option price is 85% of the fair market value of the stock at the beginning or end of the quarter, whichever is lower. In the quarter ended September 30, 1994, options representing 56,108 shares were exercised at a price of $17.69 per share. At September 30, 1994, there were 513,180 shares reserved for purchase under the Employee Stock Purchase Plan.

    The Company has incentive and non-qualified stock option plans ("Plans") which provide for the granting of options to certain key employees of the Company to purchase shares of the Company's common stock at the fair market value of the common stock on the date of the grant. Option transactions for the three months ended September 30, 1994 are as follows:

                                                Shares     Exercise Price
    -----------------------------------------------------------------------
    Options outstanding at June 30, 1994       428,469   $ 11.59  -  26.25
    Options exercised                           (1,180)    18.28
    Options cancelled                           (3,250)    11.59  -  24.75
                                              ---------
    Options outstanding at September 30, 1994  424,039     11.59  -  26.25
                                              =========
    The options generally become exercisable one year from the date of the grant. At September 30, 1994, there were 310,789 options exercisable and 678,944 shares reserved for options under the Plans.

7.   Net Income Per Common Share

    Net income per common share is based on the weighted average number of common shares and common share equivalents outstanding during the peri-od. Common share equivalents include the number of shares issuable upon the exercise of the Company's stock options.

8.   Inventories

    Inventories consisted of the following (in thousands):

                                             September 30,    December 31,
                                                   1994            1993
    -----------------------------------------------------------------------
    Raw materials and semi-finished goods       $ 20,289        $ 22,389
    Finished goods                                 2,506           2,133
    Hardware component parts                       1,462           1,478
                                                --------        --------
    Total                                       $ 24,257        $ 26,000
                                                ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Third Quarter 1994 compared with Third Quarter 1993

Consolidated net sales decreased $768,000 or 0.6% over the same period in 1993. The Company's Financial Services Group ("FSG") had a sales decrease of $7,816,000 or 6.9% which consisted of a 10.8% decrease in units and a positive price/mix of 3.9%. FSG units were impacted by the loss of business with one large customer and by a reduction of business under contract with another large customer, although the business retained was renewed at more favorable pricing. The positive FSG price/mix is attributable to several items including a general price increase effective in December 1993, the previously mentioned loss of business which was priced at greater discount than average and some favorably priced one-time conversion business which was produced during the quarter. However, the price component of FSG's price/mix continues to be under pressure due to competitive conditions in the check printing industry. Sales for the Company's Data Services Group ("DSG") decreased $1,588,000 or 9.4% over 1993 primarily due to a decrease in its sales to educational markets and lower sales in Europe. DSG's sales in commercial markets increased primarily due to increased maintenance services and other revenues related to new products and services which were introduced during 1993 and 1994. The Company's Information Services Group ("ISG"), which consists of Marketing Profiles Inc. ("MPI") acquired in January 1994 and FormAtion Technologies, Inc. ("FTI") acquired at the end of March 1994, contributed $7,594,000 to consolidated net sales for the 1994 period. The Check Store, Inc. ("The Check Store"), which markets checks and related products directly to consumers, began production operations during the second quarter of 1994 and contributed slightly more than $1,000,000 to the Company's consolidated sales for the third quarter.

Consolidated cost of goods sold decreased $6,925,000 or 9.5% from 1993 and decreased as a percentage of sales from 56.2% in 1993 to 51.2% in 1994. As a percentage of its sales, FSG's cost of goods improved from 57.2% in 1993 to 52.1% in 1994. The FSG margin improvement is attributable to cost reductions gained from consolidations of imprint and base stock facilities. FSG is also beginning to realize efficiency increases resulting from process improvement efforts initiated in 1994. DSG's cost of goods sold declined as a percentage of its sales from 49.5% in 1993 to 45.5% in 1994. Cost control improvements and increases in sales of higher margin products are the primary reasons for DSG's gross margin improvement. Cost of goods sold for ISG and The Check Store totaled $4,139,000 for the 1994 third quarter.

Consolidated selling, general and administrative expense increased by $4,058,000 or 13.8%, and increased as a percentage of sales from 22.6% in 1993 to 25.9% in 1994. Major components of the increase were expenses from acquired operations (MPI and FTI) as well as marketing costs associated with The Check Store.

Amortization of intangibles, principally resulting from acquisitions, increased $1,471,000 or 67.7%, and increased as a percentage of sales from

1.7% in 1993 to 2.8% in 1994. This increase is attributable to the acquisitions of MPI and FTI in January 1994 and March 1994, respectively.

Other income (expense) increased from a net expense of $859,000 in 1993 to a net expense of $1,702,000 in 1994. This increase is principally due to interest expense associated with the Company's issuance of $100,000,000 in long-term debt in December 1993 at an annual interest rate of 6.6%.

Income before income taxes decreased $265,000 or 1.2% and decreased as a percentage of sales from 17.0% in 1993 to 16.9% in 1994. The Company's consolidated effective income tax rate for the 1994 period was 39.8% compared to 39.7% in 1993.

Year to Date 1994 compared with Year to Date 1993

Consolidated net sales decreased $2,456,000 or 0.6% over the same period in 1993. FSG sales decreased $21,878,000 or 6.2% which consisted of a unit decrease of 8.2% and a positive price/mix of 2.0%. The loss of several former Rocky Mountain Bank Note ("RMBN") accounts, which had been anticipated when the Company acquired RMBN in January 1993, in addition to the reasons previously discussed in the analysis of the third quarter results are the primary reasons for the FSG unit decrease. DSG sales decreased $450,000 or 1.1% when compared to the 1993 period. ISG and the Check Store contributed $19,872,000 to consolidated net sales for the 1994 period.

Consolidated cost of goods sold decreased $15,355,000 or 7.1% from the same period in 1993 and as a percentage of sales decreased from 55.4% in 1993 to 51.8% in 1994. FSG's cost of goods sold decreased as a percentage of its sales from 55.6% in 1993 to 52.0% in 1994. DSG experienced an improvement in cost of goods sold as a percentage of its sales, from 51.9% in 1993 to 50.0% in 1994. Cost of goods sold for ISG and The Check Store totaled $9,899,000 for the 1994 period.

Consolidated selling, general and administrative expense increased by $7,276,000 or 7.7%, and increased as a percentage of sales from 24.0% in 1993 to 26.0% in 1994. Major components of the increase were expenses resulting from acquired operations (MPI and FTI) as well as marketing costs associated with The Check Store. These increases were offset by FSG's decreased selling, general and administrative expenses primarily as a result of the consolidation of selling and administrative functions of RMBN.

Principally due to the acquisitions of MPI and FTI, amortization of intangibles increased $3,439,000 over 1993 and increased as a percentage of sales from 1.7% in 1993 to 2.5% in 1994.

Other income (expense) increased from a net expense of $1,479,000 in 1993 to a net expense of $4,917,000 in 1994. This increase is principally due to interest expense associated with the Company's issuance of $100,000,000 in long-term debt in December 1993 at an annual interest rate of 6.6%.

Income before income taxes decreased $1,406,000 or 2.1% and decreased as a percentage of sales from 16.8% in 1993 to 16.6% in 1994. The consolidated effective tax rate for the 1994 period was 39.8% versus 38.7% in 1993. The primary factors contributing to the increase in the consolidated effective income tax rate are impacts of OBRA '93, along with certain non-deductible amortization of intangible assets associated with acquired businesses.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operating activities for the nine month period ended September 30, 1994 totaled $86,132,000 compared to $79,209,000 for the comparable period in 1993. At September 30, 1994 the Company had $30,333,000 in consolidated working capital including $11,534,000 of cash and cash equivalents. Cash and cash equivalents decreased by $14,690,000 during the first nine months of 1994.

Primary uses of funds during the nine month period ended September 30, 1994 were to acquire MPI, FTI and FPC, expenditures for property, plant and equipment and disbursements of dividends to the Company's shareholders. Additionally, the Company made an equity investment of $2,000,000 in Bottomline Technologies, Inc., a New Hampshire-based company which is a leading provider of desktop laser software and hardware for issuing magnetic ink encoded financial documents.

Purchases of property, plant and equipment totaled $28,829,000 for the nine month period ended September 30, 1994, compared with $17,715,000 for the comparable period in 1993. This increase is primarily attributable to equipment purchased to improve FSG production processes and a property located in Denver, Colorado. The Company estimates that its capital expenditures will exceed $30 million for the 1994 year.

At September 30, 1994, $15,000,000 in borrowing was outstanding under the Company's unsecured lines of credit. The Company has unsecured lines of credit which provide for borrowing up to $111.0 million.

The Company believes that funds from operations and available amounts under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs, and management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity to pursue additional acquisition opportunities should they avail themselves to the Company.

                  PART II. OTHER INFORMATION
                  ===========================

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Reference No.                   Description of Exhibit
- ----------------------------------------------------------------------
      27                         Financial Data Schedule

(b)  Reports on Form 8-K

    There were no reports filed on Form 8-K for the three months ended September 30, 1994.


                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)

       November 14, 1994                  William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice-President and Treasurer
                                          (Authorized Officer and
                                          Principal Financial Officer)

                           EXHIBIT INDEX
Exhibit
Designation          Description
- -----------          --------------------------

     27             Financial Data Schedule