Form 10-K
HARLAND JOHN H CO
filed 1995-03-30
CIK 45599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                              Form 10-K
(Mark One)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1994 or

| | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ________________ to _______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on March 13, 1995 was $643,526,000. The number of shares of the Registrant's Common Stock outstanding on March 13, 1995 was 30,446,739.

A portion of the Registrant's Definitive Proxy Statement dated March 13, 1995 is incorporated by reference in Part III hereof.

               John H. Harland Company and Subsidiaries

                 Index to Annual Report on Form 10-K

                                                                      Page

                             Part I

Item 1:         Business                                               3

Item 2:         Properties                                             7

Item 3:         Legal Proceedings                                      8

Item 4:         Submission of Matters to a Vote of Security Holders    8

Item X:         Executive Officers of the Registrant                   8


                             Part II

Item 5:         Market for the Registrant's Common Equity and
                Related Stockholder Matters                            8

Item 6:         Selected Financial Data                                8

Item 7:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    9

Item 8:         Financial Statements and Supplementary Data            9

Item 9:         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                 9



                            PART III

Item 10:        Directors and Executive Officers of the Registrant     9

Item 11:        Executive Compensation                                 9

Item 12:        Security Ownership of Certain Beneficial Owners
                and Management                                         9

Item 13:        Certain Relationships and Related Transactions         9



                             PART IV

Item 14:        Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                    9

                             PART I
ITEM 1.    BUSINESS

GENERAL

      John H. Harland Company (the "Company" or the "Registrant") was founded in 1923 as a general printer and lithographer. The Company, a Georgia corporation headquartered in Atlanta, Georgia, is one of the nation's leading providers of checks, business documents and forms to the financial industry. The Company also provides other products and services to the financial industry, educational and commercial markets and directly to consumers. Its core business is providing financial institutions with magnetic ink character recognition ("MICR") documents. The Company also provides financial institutions with platform automation systems, compliance systems, database marketing, data management, check verification, magnetic stripe cards, desktop MICR systems and survey services. In addition, Harland is a participant in the data service industry, providing turnkey data man-agement solutions for educational and commercial markets.
      In October 1993, the Company formed a new subsidiary, The Check
Store, Inc. ("The Check Store"), which markets checks and related products directly to consumers. The Check Store began production operations in April 1994.
      On January 7, 1994, the Company acquired Marketing Profiles, Inc. ("MPI"). MPI is based in Orlando, Florida and is a database marketing and consulting company which provides software products and related marketing services to the financial industry.
      On March 31, 1994, the Company acquired the net assets of FormAtion Technologies, Inc. ("FormAtion"). FormAtion develops, markets and supports lending and platform automation software for the financial services industry.
      On September 31, 1994, the Company's wholly-owned subsidiary,
Scantron Corporation ("Scantron"), acquired the net assets of Financial Products Corporation ("FPC"). FPC is based in Omaha, Nebraska and is a provider of maintenance and repair services for a broad variety of computers, peripherals, networks and operating systems.
      In 1994, the Company invested $2.3 million in a joint venture with Miguel Galas, S.A., a Mexican printing company. The joint venture, Galas Harland S.A de C.V. ("Galas Harland"), prints personal and commercial checks for the Mexican market. The Company's investment in Galas Harland is accounted for on the equity method.
     Additionally, in 1994 the Company invested $2.0 million in Bottomline Technologies, Inc. ("Bottomline"). Bottomline is a provider of desktop laser software and hardware for issuing MICR financial documents. The Company's investment represents approximately an eight percent equity interest in Bottomline.

DESCRIPTION OF BUSINESS UNITS

Overview
      In 1994, the Company redefined its business into four distinct operating groups: the Financial Services Group ("FSG"), the Information Services Group ("ISG"), the Data Services Group ("DSG") and the Direct Marketing Group ("DMG"). FSG includes the Company's check printing and specialty printing operations and provides checks, forms and specialty products to financial institutions and pertinent non-financial markets. ISG consists of the Company's MPI and FormAtion subsidiaries and provides platform automation, compliance solutions and targeted marketing consulting to the financial, cable television, insurance and mutual funds industries.

DSG includes Scantron and its subsidiaries and provides data management solutions for educational, commercial and governmental markets. DMG consists of The Check Store and offers checks and related products directly to consumers. See Note 14 of the Notes to Consolidated Financial Statements on page F16 of this Annual Report on Form 10-K with respect to financial information about the Company's business segments.

Financial Services Group
      FSG provides MICR encoded documents and related forms to financial institutions and their customers. FSG's product line includes personal and business checks in a variety of multi-colored scenic styles, as well as three-to-a-page, carbonized payroll, voucher, window, and continuous and laser printed computer check formats. Through its specialty print operations, FSG produces a variety of small-volume generic and customized products and computer-related documents for financial institutions and other commercial establishments. Such items include custom designed checks, deposit tickets and related products printed with an individual's design and/or personalization, MICR encoded internal control documents and carbon-interleaved forms.
     Through strategic alliances with independent companies, FSG addresses security and fraud concerns of financial institutions (via TeleCheck Services, Inc.); provides full-service plastic card programs for financial institutions (via Cardpro Services, Inc.); offers point-of-service production capabilities of MICR readable documents (via Bottomline Technologies, Inc.); and markets recyclable deposit bags to financial institutions (via Learoyd Packaging, Inc.).
     FSG's documents are printed on stock lithographed in its six base stock plants and at one of its specialty printing plants. FSG imprints checks and related product documents at its 42 check printing facilities located in 30 states and at 1 plant located in Puerto Rico. All of these plants are principally devoted to printing checks, deposit tickets and related forms. Additionally, FSG has three printing facilities (located in three states) dedicated to its specialty print operations.
      FSG markets products across the United States and in Puerto Rico. FSG also markets products in other areas of the West Indies, Mexico, and Panama. The FSG sales force of approximately 375 people services customers by type (financial, non-financial and international) to provide solutions that meet customer's individual needs. Financial customers include community-based and regional financial institutions and are served by approximately 94 percent of FSG's sales force. Non-financial customers consist of selected retail markets such as superstores, software companies, catalog merchandisers and affinity groups and are served by approximately four percent of FSG's sales force. International customers are served by the remaining two percent of the sales force and include financial and non-financial customers in international markets.

Information Services Group
     ISG, the Company's newest business segment, provides technology for easy-to-use, cost effective and efficient data-base solutions for its customers. ISG primarily markets its products and services to the financial industry and recently entered the cable television, insurance and mutual funds industries.
     ISG's principal products are computer software products and services designed to increase efficiency and profitability of financial institutions. ISG's products include database marketing, consulting and direct mail services through the Company's MPI subsidiary and through its FormAtion subsidiary ISG provides platform automation and compliance solutions. Through these products and services, ISG is building recurring revenue through compliance royalties, on-going consulting services and annual software maintenance fees.
     ISG products are marketed primarily through approximately 50 ISG sales representatives in various locations throughout the United States. Representatives sell and distribute software products directly to customers. Sales of products in 1994 were also due in part to promoting ISG products through FSG's sales force.

Data Services Group
     DSG provides an array of data management solutions for educational, commercial and governmental customers. These data management solutions are generated through DSG's principal products and services which include data collection (through optical mark reading, optical character recognition and imaging systems), forms printing, field service and a service bureau.
     DSG serves its primary educational market with forms and equipment used to capture, tabulate and analyze data for test scoring and grade reporting. Within its commercial and government sectors, DSG equipment and forms are used to collect and analyze survey responses, inventory information, employee evaluations, order information and other forms of data collection and analysis.
     DSG's products are supported through its field service division, which offers maintenance services for the scanning machines and software products related to data collection and analysis activities. In September 1994, DSG expanded its field service division with the acquisition of FPC and now provides maintenance and repair for a variety of computers, peripherals, networks and operating systems.
     DSG also operates a service bureau which provides turnkey survey and other data collection solutions to organizations that may or may not own scanning equipment.
     DSG markets its products primarily through 193 sales and service representatives from 49 locations throughout the United States and from two locations in Canada. Representatives sell systems, distribute new equipment and provide ongoing assistance, such as machine servicing and forms development to customers. DSG's products are also marketed internationally through distributorships.

Direct Marketing Group
     DMG produces checks and financial related products for sale directly to consumers. The Company operates in this business through The Check Store subsidiary which consists of an imprint/fulfillment facility in Denver, Colorado. DMG's business uses numerous advertising sources including news-papers, freestanding inserts, co-op mailings and magazines to sell its products direct-to-consumers.

Seasonal Business
      There is a seasonal nature to DSG's business in the educational market, but it does not significantly affect the Company's consolidated results. Generally, the balance of the Company's business is not seasonal.

Patent, Trademarks, Licenses, Franchises and Concessions
      On February 4, 1992, the Company received a patent on a Scannable Form and System developed by Scantron. This patent expires on February 4, 2009. Also, the Company has trademarks on names of several of its products and services. The Company believes these patents and trademarks impact business, however, it does not consider any of them to be critical to its operation.

Competition
      Financial Services Group -- At the present time, there are a number of domestic companies specializing in the production of MICR encoded checks and related items similar to those produced by the Company. The Company believes that the primary competitive factors considered by customers are printing accuracy, service capabilities, price and the availability of a complete product line. The Company compares favorably with its competitors with regard to these above mentioned factors. Although complete statistics on check production are not available, the Company believes it is among the largest printers of MICR encoded personalized checks in the United States. One other printer has substantially greater sales and financial resources than the Company.
      Technological advancements in electronics have created possible alternatives to the check as a medium of transferring funds. While electronic funds transfer has gained acceptance for some applications, the Company believes electronic funds transfer has had minimal acceptance by consumers as a mode of personal payment. At this time, the Company cannot determine or predict what effect this technology may eventually have on the check printing business.
      Information Services Group -- Database marketing and compliance services are rapidly growing niche markets in the financial services and other industries. The Company believes its MPI subsidiary to be a leader among the competition at this time. Competition in the compliance services industry varies by bank size with FormAtion competing with a host of companies for both small and large accounts.
     Data Services Group -- The data collection market is a highly fragmented industry, with many large and small competitors, and is growing at approximately 15% annually. DSG products are sold mainly in the United States with minor sales activity in Puerto Rico, Canada, Europe, the Middle East and the Far East. Scannable forms are produced by commercial and specialized forms printers throughout the United States. DSG has attempted to identify and develop specialized products for niche markets. DSG believes it is the leading provider of OMR stand-alone equipment to the educational market in the United States.
     Direct Marketing Group -- There are a number of companies selling checks and financial related products directly to consumers. The Company believes The Check Store's variety of products make it highly competitive in the marketplace.

     The loss of any one customer would not have a material adverse effect on the Company.

Raw Materials
     The Company purchases its principal raw materials (safety paper, form paper and MICR bond) from several large domestic manufacturers. Past conditions in the paper market have resulted in temporary increases in paper prices and required advanced scheduling of paper deliveries. Recent market conditions have resulted in general availability constraints and some price volatility within the domestic paper supply, however, the Company has been assured by its suppliers that adequate raw materials will be available to support its operations.
     The Company purchases other raw materials, such as vinyl (used in the production of check book covers), inks, checkboards, packaging materials and miscellaneous paper from a number of suppliers.
     The components used in the assembly and manufacturing of the OMR equipment are purchased from equipment manufacturers, supply firms and others. The Company has no reason to believe that it cannot continue to obtain such materials or suitable substitutes for its operation. The Company has no long-term contracts with any of its raw material suppliers.

Number of Employees
     As of December 31, 1994, the Company and its subsidiaries employed approximately 7,000 people.

ITEM 2.    PROPERTIES

     As of December 31, 1994, the Company and its subsidiaries owned 47 facilities located in 29 states of which all but 2 facilities were production and service facilities. Approximate square footage of owned facilities totaled 2,100,000 square feet. The Company leases approximately 277,000 square feet in 10 facilities for printing and/or warehouse activities. The leased facilities are located in 6 states and Puerto Rico.

Printing production locations:
Atlanta (Decatur), GA (2)              Miami (Sunrise), FL
Baltimore (Columbia), MD               Minneapolis (Plymouth), MN
Birmingham, AL                         Nashville (Antioch), TN
Boston (Rockland), MA                  New Orleans, LA
Centralia, WA (2)                      Newark (West Caldwell), NJ
Chicago (Burr Ridge), IL               Oklahoma City, OK
Cincinnati, OH                         Orlando, FL
Cleveland (East Lake), OH              Phoenix, AZ
Covington, GA                          Portland (Tualatin), OR
Dallas (Irving), TX                    Richmond, VA
Denver (Aurora), CO                    Rochester, NY
Denver (Lakewood), CO                  Salt Lake City, UT (2)
Des Moines (Urbandale), IA             San Antonio, TX
Detroit (Plymouth), MI                 San Diego, CA
Essex, MD                              San Francisco (Livermore), CA
Fresno, CA                             San Juan (Gurabo), PR
Greensboro, NC                         Shreveport (Bossier City), LA
Hartford (Enfield), CT                 St. Louis (St. Peters), MO
Houston, TX                            St. Petersburg, FL
Indianapolis, IN                       Tustin, CA
Jackson, MS                            West Columbia, SC
Jacksonville, FL                       Wilkes-Barre, PA
Kansas City, MO                        Yorba Linda, CA
Memphis (Bartlett), TN

Idle production locations:
Alburqueque, NM (leased)               El Paso, TX
Concord, CA (leased)                   Tucson, AZ (leased)

Warehouse locations:
Chicago (Arlington Heights), IL        West Columbia, SC

     The foregoing information excludes Company held properties leased to others. The Company leases office space for sales and services activities in areas where there are no production facilities. These leases are not considered to be significant.
     The Company leases approximately 79,000 square feet of office space for two of its subsidiary companies. The Company also has facilities in Omaha, Nebraska (38,000 square feet) and in Villeret, Switzerland (9,000 square feet).
     The Company's executive offices are located in Atlanta, Georgia.

ITEM 3.    LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM X.    EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all executive officers of the Company and all positions and offices with the Company presently held by such executive officers.

     Name           Age          Office Held

Robert R. Woodson    62   Chairman, President and Chief Executive Officer
William M. Dollar    46   Vice President, Treasurer, and Chief Financial
                            Officer
Earl W. Rogers Jr.   46   Executive Vice President

     Of the foregoing officers, Mr. Woodson is also a Director of the Registrant. Officers are elected annually by the Board of Directors.
     Mr. Woodson was elected Chairman of the Board in April 1992 and has been Chief Executive Officer since April 1990 and President since April 1984.
     Mr. Dollar was elected Vice President in April 1992 and has been Treasurer and Chief Financial Officer of the Registrant since February 1990. Prior to his employment with the Company, Mr. Dollar served as Assistant Vice President and Regional Controller of units of Sonat Inc., a Birmingham, Alabama-based energy company, from 1981 through 1989.
     Mr. Rogers was elected Vice President in April 1989, Senior Vice President in April 1993, Executive Vice President in April 1994 and was named manager of the Company's Financial Services Group in July 1993. Mr. Rogers joined the Company in 1976 and has served in the positions of plant manager, district operations manager and FSG operations manager.

                             PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     See the information with respect to the market for and number of holders of the Company's common stock, quarterly market information and dividend information which is set forth on page F18 of this Annual Report on Form 10-K. The number of holders of record of the Company's common stock was computed by a count of record holders on December 31, 1994.

ITEM 6.    SELECTED FINANCIAL DATA

     See the information with respect to selected financial data on page F18 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F19 through F22 of this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information with respect to Financial Statements and Supplementary Data on pages F2 through F17 and page F18, respectively of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                            PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Directors required herein is incorporated by reference to the information under the caption "Management of the Company" in the Registrant's Definitive Proxy Statement for the Annual Shareholders' Meeting dated March 13, 1995 (the "Proxy Statement").
     The information regarding Executive Officers required herein is included in Part I, Item X of this report and incorporated herein by reference.

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

     Not applicable.

                             PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

                                                          Page in this
                                                          Annual Report
                                                          on Form 10-k
                                                          -------------
(a)1. Financial Statements:

Management Responsibility for Financial Statements             F2
Independent Auditors' Report                                   F3
Consolidated Balance Sheets                                    F4
Consolidated Statements of Income                              F6
Consolidated Statements of Cash Flows                          F7
Consolidated Statements of Shareholders' Equity                F8
Notes to Consolidated Financial Statements.                    F9
Quarterly Financial Information (unaudited)                   F18

(a)2. Financial Statement Schedules:

Schedule II. Valuation and qualifying accounts                 S1

(a)3.  Exhibits
     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)
3.1 * Amended and Restated Articles of Incorporation. Filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
3.2 * By-Laws, as amended. Adopted by the Board of Directors on July 27, 1990 filed as Exhibit 3(D) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
4.1 Indenture, as supplemented and amended, relating to 6.75% Convertible Subordinated Debentures due 2011 of Scantron Corporation (omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K; will be filed upon request).
4.2 * Form of Rights Agreement dated as of June 9, 1989, between the Registrant and Citizens and Southern Trust Company. Filed as Exhibit
        1 to Form 8-K dated June 9, 1989.
4.3 * First Amendment dated June 12, 1992 to Rights Agreement dated June 9, 1989 between the Company and NationsBank of Georgia Inc., N.A., successor to Citizens and Southern Trust Company. Filed as exhibit
        4.1 on Form 10-Q for the quarter ended September 30, 1992.
4.4 * Second Amendment dated July 24, 1992 to Rights Agreement dated June 9, 1989 between the Company and Trust Company Bank, successor to NationsBank of Georgia Inc., N.A., and to Citizens and Southern
        Trust Company. Filed as exhibit 4.2 on Form 10-Q for the quarter ended September 30, 1992.
4.5 * Note Agreement dated as of December 1, 1993 between the Company and the purchasers listed on Schedule I of the agreement, for the issuance and sale of $85,000,000 aggregate principle amount of 6.60% Series A Senior Notes Due December 30, 2008. Filed as Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
10.1 * Form of Deferred Compensation Agreement between the Registrant and Mr. Woodson, Executive Officer and Director. Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
10.2 * Form of Monthly Benefit Amendment to Deferred Compensation Agreement between the Registrant and Mr. Woodson, Executive Officer and Director. Filed as Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 3l, 1990.

10.3 * Form of Deferred Compensation Agreement between the Registrant and the following Executive Officers: Messrs. Dollar and Rogers. Filed as
        Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
10.4 * Form of Amendment to Deferred Compensation Agreement between the Registrant and the following Executive Officer and Director: Mr. Woodson, and the following Executive Officers: Messrs. Dollar and Rogers. Filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
10.5 * Form of Non-Compete and Termination Agreement between the Registrant and the following Executive Officer and Director: Mr. Woodson, and the following Executive Officers:  Messrs. Dollar and Rogers. Filed
        as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for
        the year ended December 31, 1993.
10.6 * Form of Executive Life Insurance Plan between the Registrant and the following Executive Officer and Director: Mr. Woodson, and the following Executive Officers: Messrs. Dollar and Rogers. Filed as
        Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
10.7 * The John H. Harland Company Incentive Stock Option Plan filed as Exhibit (28)(a) to the Registrant's Registration Statement on Form
        S-8 (no. 33-1402).
10.8 * Amendment to the John H. Harland Company Incentive Stock Option Plan. Filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-
        K for the year ended December 31, 1993.
10.9 * John H. Harland Company 1981 Incentive Stock Option Plan, As Extended. Filed as Exhibit 10.1 to the Registrant's Report on Form 10-Q for
        the quarterly period ended June 30, 1993.
10.10 * Asset Purchase Agreement, dated as of November 13, 1992, by and among the Registrant, The Rocky Mountain Bank Note Company and Romo Corp.; and as amended on November 25, 1992, by and among the Registrant,
        The Rocky Mountain Bank Note Company and Romo Corp. Filed as exhibit
        2.1 and 2.2 on Form 8-K dated January 11, 1993.
10.11 * Term Loan Agreement dated as of October 25, 1993 between the Company and Trust Company Bank for a $15,000,000 Term Loan due 2003. Filed
        as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
21.1    Subsidiaries of the Registrant.
23.1    Consent of Independent Auditors
27      Financial Data Schedule


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             JOHN H. HARLAND COMPANY


                                       William M. Dollar
                                       ____________________
                                       William M. Dollar
                                       Vice President, Treasurer and
                                       Chief Financial Officer
                                       March 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Robert R. Woodson       3/30/95            G. Harold Northrop      3/30/95
______________________  ________           ______________________  ________
Robert R. Woodson       Date               G. Harold Northrop      Date
Chairman, President and Director           Director
(Principal Executive Officer)

William M. Dollar       3/30/95            H.G. Pattillo           3/30/95
______________________  ________           ______________________  ________
William M. Dollar       Date               H.G. Pattillo           Date
Vice President, Treasurer and              Director
Chief Financial Officer
(Principal Financial and
     Accounting Officer)


______________________  ________           ______________________  ________
Juanita Powell Baranco  Date               Larry L. Prince         Date
Director                                   Director

                                           John H. Weitnauer, Jr.  3/30/95
______________________  ________           ______________________  ________
Lawrence L.             Date               John H. Weitnauer, Jr.  Date
   Gellerstedt Jr.                         Director
Director
                                           Robert A. Yellowlees    3/30/95
______________________  ________           ______________________  ________
Edward J. Hawie         Date               Robert A. Yellowlees    Date
Director                                   Director

John J. McMahon, Jr.    3/30/95
______________________  ________
John J. McMahon, Jr.    Date
Director

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

                    Independent Auditors' Report

                Consolidated Financial Statements and
              Notes to Consolidated Financial Statements

                 Supplemental Financial Information

               Management's Discussion and Analysis of
             Results of Operations and Financial Condition

               Supplemental Financial Statement Schedule

            For Inclusion in the Annual Report on Form 10-K
              to the Securities and Exchange Commission
                for the year ended December 31, 1994.


































                                - F1 -

JOHN H. HARLAND COMPANY AND SUBSIDIARIES
MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The financial statements included in this report were prepared by the Company in conformity with generally accepted accounting principles consistently applied. Management's best estimates and judgments were used, where appropriate. Management is responsible for the integrity of the financial statements and for other financial information included in this report. The financial statements have been audited by the Company's independent auditors, Deloitte & Touche LLP. As set forth in their report, their audits were conducted in accordance with generally accepted auditing standards and formed the basis for their opinion on the accompanying financial statements. They consider the Company's control structure and perform such tests and other procedures as they deem necessary to express an opinion on the fairness of the financial statements.

     The Company maintains a control structure which is designed to provide reasonable assurance that assets are safeguarded and that the financial records reflect the authorized transactions of the Company. As a part of this process, the Company has an internal audit function which assists management in evaluating the adequacy and effectiveness of the control structure.

     The Audit Committee of the Board of Directors is composed of directors who are neither officers nor employees of the Company. The Committee meets periodically with management, the Director of the Internal Audit and the independent auditors to discuss auditing, the Company's control structure and financial reporting matters. The Director of Internal Audit and the independent auditors have full and free access to the Audit Committee.


William M. Dollar

William M. Dollar
Chief Financial Officer, Vice President
and Treasurer























                                - F2 -

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of John H. Harland Company:

     We have audited the accompanying consolidated balance sheets of John H. Harland Company and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland Company and its subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 6 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes to conform with the provisions of Statement of Financial Accounting Standards No. 109.




DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Atlanta, Georgia
January 27, 1995











                                - F3 -



               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
           (In thousands except share and per share amounts)
                                                        December 31
                                                      1994        1993
-----------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $  12,049   $  26,224
Short-term investments                               3,250       1,900
Accounts receivable from customers, less
  allowance for doubtful accounts of $1,970
  and $1,753                                        59,403      63,660
Inventories:
  Raw materials and semi-finished goods             22,014      22,389
  Hardware component parts                           1,390       1,478
  Finished goods                                     2,024       2,133
Deferred income taxes                                6,471       6,694
Other                                               10,622      10,417
-----------------------------------------------------------------------
Total current assets                               117,223     134,895
-----------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS:
Investments                                         11,606       8,103
Goodwill and other intangibles - net               101,887      54,080
Other                                               21,856       6,987
-----------------------------------------------------------------------
Total investments and other assets                 135,349      69,170
-----------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
Land                                                 9,687       9,201
Buildings and improvements                          75,638      72,212
Machinery and equipment                            218,965     202,851
Furniture and fixtures                              17,284      15,082
Leasehold improvements                               2,319       2,134
Additions in progress                               11,775       3,562
-----------------------------------------------------------------------
Total                                              335,668     305,042
Less accumulated depreciation and amortization     173,867     152,656
-----------------------------------------------------------------------
Property, plant and equipment - net                161,801     152,386
-----------------------------------------------------------------------

Total                                            $ 414,373   $ 356,451
=======================================================================

See Notes to Consolidated Financial Statements.





                                - F4 -

CONSOLIDATED BALANCE SHEETS (continued)





                                                        December 31
                                                      1994        1993
-----------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                  $  14,000   $   4,000
Accounts payable - trade                            11,235       8,690
Deferred revenues                                   17,724
Accrued liabilities:
  Salaries, wages and employee benefits             16,937      15,458
  Taxes                                              4,836         649
  Other                                             14,588      15,182
-----------------------------------------------------------------------
Total current liabilities                           79,320      43,979
-----------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term debt                                     115,226     111,542
Deferred income taxes                                4,806       6,393
Other                                               11,607      10,863
-----------------------------------------------------------------------
Total long-term liabilities                        131,639     128,798
-----------------------------------------------------------------------

Total liabilities                                  210,959     172,777
-----------------------------------------------------------------------

Commitments and Contingencies (see Note 13)

SHAREHOLDERS' EQUITY
Series preferred stock, authorized 500,000
  shares of $1.00 par value, none issued
Common stock, authorized 144,000,000 shares of
  $1.00 par value, 37,907,497 shares issued         37,907      37,907
Additional paid-in capital                           3,389       4,225
Foreign currency translation adjustment                 54          72
Retained earnings                                  346,660     325,323
-----------------------------------------------------------------------
Total shareholders' equity                         388,010     367,527
Less 7,468,591 and 7,421,903 shares in
  treasury, at cost                                184,596     183,853
-----------------------------------------------------------------------
Shareholders' equity - net                         203,414     183,674
-----------------------------------------------------------------------

TOTAL                                            $ 414,373   $ 356,451
=======================================================================

See Notes to Consolidated Financial Statements.


                                - F5 -


               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
               (In thousands except per share amounts)
                                                Year ended December 31
                                              1994       1993       1992
-------------------------------------------------------------------------
NET SALES                                $ 521,266  $ 519,486  $ 444,980
-------------------------------------------------------------------------
COST AND EXPENSES:
Cost of sales                              271,650    288,786    236,559
Selling, general and administrative
  expenses                                 136,100    125,077    111,100
Employees' profit sharing                    9,914      9,614      9,118
Amortization of intangibles                 11,590      8,702      4,673
-------------------------------------------------------------------------
Total                                      429,254    432,179    361,450
-------------------------------------------------------------------------

INCOME FROM OPERATIONS                      92,012     87,307     83,530
-------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                            (7,747)    (2,603)      (976)
Other-net                                      861        970      5,713
-------------------------------------------------------------------------
Total                                       (6,886)    (1,633)     4,737
-------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                  85,126     85,674     88,267

INCOME TAXES                                33,886     33,152     31,629
-------------------------------------------------------------------------
NET INCOME                               $  51,240  $  52,522  $  56,638
=========================================================================

NET INCOME PER COMMON SHARE              $    1.68  $    1.62  $    1.59
=========================================================================

See Notes to Consolidated Financial Statements.


















                                - F6 -

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)
                                                Year ended December 31
                                              1994       1993       1992
-------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                $ 51,240   $ 52,522   $ 56,638
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization             41,539     35,102     29,662
  Loss (gain) on sale of assets                472        599     (3,410)
  Other                                      2,365      1,733      1,710
  Change in assets and liabilities net of
    effects of businesses acquired:
    Accounts receivable                      7,586      3,059     (3,706)
    Inventories and other current assets       987      3,347      1,540
    Accounts payable and accrued expenses    5,289     (5,257)    (4,277)
    Other - net                             (1,031)      (434)       229
-------------------------------------------------------------------------
Net cash provided by operating activities  108,447     90,671     78,386
-------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (37,474)   (27,121)   (18,721)
Proceeds from sale of property, plant and
  equipment                                  3,902      1,474      1,979
Change in short-term investments - net        (601)    (1,750)    52,350
Payment for acquisition of businesses -
  net of cash acquired                     (60,571)    (9,564)   (54,826)
Acquisition deposit                                              (31,900)
Investment in equity securities             (4,300)
Proceeds from sale of Puerto Rico bonds                           49,982
Other - net                                 (5,762)    (2,469)    (2,169)
-------------------------------------------------------------------------
Net cash used in investing activities     (104,806)   (39,430)    (3,305)
-------------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt     4,000    100,000
Short-term borrowings-net                   10,000    (18,000)    18,000
Purchases of treasury stock                 (5,484)   (99,435)   (65,565)
Issuance of treasury stock                   3,826      4,779      4,818
Dividends paid                             (29,903)   (30,448)   (32,088)
Other - net                                   (255)    (1,046)       (36)
-------------------------------------------------------------------------
Net cash used in financing activities      (17,816)   (44,150)   (74,871)
-------------------------------------------------------------------------

Increase (decrease) in cash and cash
  equivalents                              (14,175)     7,091        210
Cash and cash equivalents at beginning of
  year                                      26,224     19,133     18,923
-------------------------------------------------------------------------
Cash and cash equivalents at end of year  $ 12,049   $ 26,224   $ 19,133
=========================================================================

Cash paid during the year for:
  Interest                                $  8,061   $  2,144   $    998
=========================================================================
  Income Taxes                            $ 32,263   $ 38,785   $ 36,613
=========================================================================

See Notes to Consolidated Financial Statements.

                                - F7 -


                          JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands except share and per share amounts)

                                               --- Years Ended December 31, 1994, 1993 and 1992 ---
                                                                                            Foreign
                                                        Additional                          Currency
                                              Common     Paid-In     Retained    Treasury  Translation
                                              Stock      Capital     Earnings     Stock    Adjustment
-------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1991                    $ 37,907   $ 4,693    $ 278,699  $  (29,342)    $ 306
Net Income                                                             56,638
Cash dividends, $.90 per share                                        (32,088)
Purchase of 2,781,813 shares of treasury
  stock                                                                           (65,565)
Issuance of 261,308 shares of treasury
  stock under employee stock plans                          (642)                   5,460
Foreign currency translation adjustment                                                        (119)
Other                                                        275
-------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1992                      37,907     4,326      303,249     (89,447)      187
Net Income                                                             52,522
Cash dividends, $.94 per share                                        (30,448)
Purchase of 3,792,377 shares of treasury
  stock                                                                           (99,435)
Issuance of 228,523 shares of treasury
  stock under employee stock plans                          (250)                   5,029
Foreign currency translation adjustment                                                        (115)
Other                                                        149
-------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1993                      37,907     4,225      325,323    (183,853)       72
Net Income                                                             51,240
Cash dividends, $.98 per share                                        (29,903)
Purchase of 258,847 shares of treasury
  stock                                                                            (5,484)
Issuance of 212,159 shares of treasury
  stock under employee stock plans                          (915)                   4,741
Foreign currency translation adjustment                                                         (18)
Other                                                         79
-------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994                    $ 37,907   $ 3,389    $ 346,660  $ (184,596)    $  54
=======================================================================================================

See Notes to Consolidated Financial Statements.

                                        - F8 -


















                                - F8 -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:
     Consolidation - The consolidated financial statements include the financial statements of John H. Harland Company and its wholly-owned subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated. The Company's 50% investment in an affiliated company is accounted for on the equity method.
     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
     Inventories - Inventories are stated at the lower of cost or market. Cost of inventory for checks and related forms is determined by average costing. Cost of scannable forms and hardware component parts inventories is determined by the first-in, first-out method. Cost of data entry terminals is determined by the specific identification method.
     Investments - Short-term investments are carried at cost plus accrued interest, which approximates market, and consist primarily of certificates of deposit and demand notes with original maturities in excess of three months. Marketable equity securities included in long-term investments are carried at the lower of cost or market. Other long-term investments are carried principally at cost.
     Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation of buildings is computed primarily by the declining balance method. Depreciation of equipment, furniture and fixtures is calculated by the straight-line or sum-of-the-years digits methods. Leasehold improvements are amortized by the straight-line method over the life of the lease or the life of the property, whichever is shorter. Accelerated methods are used for income tax purposes for all property where it is allowed.
     Goodwill and Other Intangibles - Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over periods from 10 to 40 years. Other intangible assets consist primarily of purchased customer lists and non-compete covenants which are amortized on a straight-line basis over periods ranging from 5 to 8 years. Carrying values of goodwill and other intangibles are periodically reviewed to assess recoverability based on expectations of undiscounted cash flows and operating income for each related business unit having a material balance of goodwill and/or other intangibles. Impairments would be recognized in operating results if a permanent diminution in value were expected. The Company also evaluates the amortization periods of intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. The Company believes that no material impairment of goodwill and other intangibles exists at December 31, 1994.
     Revenue Recognition - Sales of products and services are recorded based on shipment of products or performance of services. Revenue from maintenance contracts is deferred and recognized over the period of the agreements.
     Net Income Per Share - Net income per common share is based on the weighted average number of shares of common stock and common share equivalents outstanding during each year which was 30,516,799 for 1994; 32,460,128 for 1993 and 35,688,645 for 1992. Common share equivalents include the number of shares issuable upon the exercise of the Company's stock options and the conversion of convertible securities, if dilutive. The difference between primary and fully diluted common share equivalents is not significant.
     Income Taxes - Effective January 1, 1993, the Company adopted
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") in which deferred tax liabilities and assets are


                                - F9 -
determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
     Reclassifications - Certain reclassifications have been made in the 1992 and 1993 financial statements to conform to the 1994 classifications.

2. ACQUISITIONS: On January 7, 1994, the Company acquired Marketing Profiles, Inc. ("MPI") for cash paid at closing and a contingent purchase payment payable in 1997 to the former MPI shareholders. The contingent purchase payment is based upon a multiple of MPI's 1996 operating results as defined in the acquisition agreement. MPI is based in Orlando, Florida and is a database marketing and consulting company which provides software products and related marketing services to the financial industry.
     On March 31, 1994, the Company acquired the net assets of FormAtion Technologies, Inc. ("FormAtion") for cash paid at closing and a contingent purchase payment payable in 1997 to the former FormAtion shareholders. The contingent purchase payment is based upon a multiple of FormAtion's operating results during the three-year period ending in 1996 as defined in the acquisition agreement. FormAtion is based in Denver, Colorado and develops, markets and supports lending and platform automation software for the financial industry.
     On September 30, 1994, the Company's wholly-owned subsidiary, Scantron Corporation, acquired the net assets of Financial Products Corporation ("FPC") for cash paid at closing. FPC is based in Omaha, Nebraska and is a provider of installation, maintenance and repair services for a broad variety of computers, peripherals, networks and operating systems. FPC serves financial, commercial, governmental and medical markets.
     The MPI, FormAtion and FPC acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the consolidated financial statements from the date of acquisition. Assets acquired totaled $65.4 million, net of liabilities assumed of $18.9 million. The cash paid for these acquisitions totaled $65.0 million and estimated acquisition-related costs totaled $0.4 million. The purchases were funded with a portion of the proceeds received in the December 1993 issuance of long-term debt, proceeds from short-term borrowings and from internally generated funds. Of the total acquisition costs, $59.3 million was preliminarily allocated to intangible assets, of which $52.6 million represented goodwill. Subsequent contingent purchase payments will be recorded as an increase in goodwill and will be amortized over the remaining life of the goodwill at the time of payment.
     On January 1, 1993, the Company completed the acquisition of substantially all the net assets of the Denver-based Rocky Mountain Bank Note Company ("RMBN") for cash of $37.9 million and acquisition-related costs of approximately $8.9 million. The purchase was funded through short-term borrowings of $18.0 million and by internally generated funds. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the acquired net assets and operations have been included in the consolidated financial statements from the date of acquisition. Assets acquired totaled $46.8 million, net of liabilities assumed of $2.0 million. Of the total acquisition cost, $25.7 million was allocated to intangible assets, of which $10.7 million represented goodwill.
     On February 19, 1992, the Company completed the acquisition of substantially all the net assets of Interchecks Inc. ("Interchecks"), a Seattle, Washington-based check printer for a cash purchase price of $50 million and acquisition-related costs of $9.4 million. The acquisition has been accounted for as a purchase and, accordingly, the acquired net assets and operations have been included in the consolidated financial statements from the date of acquisition. Assets acquired totaled $59.4 million, net of liabilities assumed of $4.7 million. Of the total acquisition cost, $38.4 million was allocated to intangible assets, of which $13.4 million


                                - F10 -
represented goodwill.
     Goodwill and other intangible assets acquired in acquisitions consist of the following as of December 31, (in thousands):

                                                 1994         1993
----------------------------------------------------------------------
Goodwill                                     $  79,943     $ 27,367
Non-compete covenants                           30,600       30,000
Customer lists                                  16,133       10,000
----------------------------------------------------------------------
Total                                          126,676       67,367
Less accumulated amortization                   24,789       13,287
----------------------------------------------------------------------
Total                                        $ 101,887     $ 54,080
======================================================================

     The following represents the unaudited pro forma results of operations which assume the acquisitions occurred at the beginning of the respective year in which the assets were acquired as well as the beginning of the immediately preceding year. These results include certain adjustments, primarily increased amortization of intangible assets, increased interest expense, and reduced interest income and depreciation expense (in thousands of dollars, except per share amounts):

                                          1994       1993       1992
----------------------------------------------------------------------
Net sales                             $ 536,728  $ 560,231  $ 539,889
Net income                               51,335     52,004     55,968
Net income per common share                1.68       1.60       1.57


     The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future consolidated results of operations.

3. INVESTMENTS AND OTHER ASSETS: Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and accordingly, certain of the Company's investments have been classified as available-for-sale securities. The difference between market value of such investments and cost is not significant at December 31, 1994. The impact of the adoption of SFAS 115 was not significant to the Company's financial statements.
     In 1994, the Company made an equity investment of $2.0 million in Bottomline Technologies, Inc., a provider of desktop laser software and hardware for issuing magnetic ink encoded financial documents, and invested $2.3 million in Galas Harland, S.A. de C.V. ("Galas Harland"), a check printing joint venture in Mexico. The investment in Galas Harland is accounted for using the equity method. At December 31, 1994, the Company's long-term investments primarily consisted of investments in limited partnerships, Bottomline Technologies, Inc. and Galas Harland.
     Other assets consist primarily of capitalized software development costs which are amortized over a period of three years, prepaid customer incentive payments which are amortized as a reduction of sales over the life of the related contract and field service parts.

4. SHORT-TERM DEBT: At December 31, 1994, the Company had available unsecured lines of credit under which it could borrow up to $111 million in the form of short-term notes, for which no compensating balances or commitment fees are required. At December 31, 1994, $14 million was outstanding under these unsecured lines of credit, bearing an average





                                - F11 -
interest rate of 6.41%. No amounts were outstanding under these unsecured lines of credit at December 31, 1993.
     At December 31, 1993, the Company had outstanding an Industrial Development Revenue Bond, due on demand, in the amount of $4 million. On July 1, 1994, the Company repaid this amount in full, and executed agreements for the issuance of $4 million face value of Industrial Development Refunding Revenue Bonds (see Note 5).

5. LONG-TERM DEBT: The Company's long-term debt consisted of the following as of December 31, (in thousands):

                                                 1994         1993
----------------------------------------------------------------------
Series A Senior Notes                        $  85,000    $  85,000
Term Loan                                       15,000       15,000
Convertible Subordinated Debentures             10,621       10,600
Industrial Development Refunding
  Revenue Bonds                                  4,000
Other                                            1,185        1,477
----------------------------------------------------------------------
Total                                          115,806      112,077
Less current portion                               580          535
----------------------------------------------------------------------
Long-term debt                               $ 115,226    $ 111,542
======================================================================

     In December 1993, the Company issued $85 million of Series A Senior Notes ("Senior Notes") and arranged a $15 million Term Loan ("Term Loan"). The Senior Notes and the Term Loan bear interest at fixed interest rates of 6.60% and 6.63%, respectively. The Senior Notes mature from 2004 to 2008 and the Term Loan is due 2003.
     The Company's 6.75% convertible subordinated debentures are convertible into common stock of the Company at any time prior to maturity, at a conversion price of $25.17 per share, subject to adjustment in certain events. At December 31, 1994, 328,249 shares of common stock were reserved for conversion of the debentures. The debentures are entitled to an annual mandatory sinking fund, commencing June 1, 1996, calculated to retire 75% of the debentures prior to maturity in 2011. The debentures are redeemable, in whole or in part, at any time at the option of the Company at specific redemption prices plus accrued interest. The debentures are subordinated to all senior debt.
     On July 1, 1994, the Company executed certain agreements under which $4 million face value of Industrial Development Refunding Revenue Bonds - Series 1994 ("the Bonds") were issued with interest at variable rates which averaged 4.22% in 1994 and are due 2004. Proceeds from the issuance were used to repay in full the Company's existing Industrial Development Revenue Bond, which matured on July 1, 1994 (see Note 4).
     The debt agreements relating to the Senior Notes, the Term Loan and the Bonds contain certain covenants, the most restrictive of which limit the amount of funded indebtedness of the Company and require the Company to maintain a minimum fixed charge coverage ratio. At December 31, 1994, the Company was in compliance with the covenants associated with these debt instruments.
     Other long-term debt relates principally to capitalized lease obligations.
     Annual maturities of long-term debt including sinking fund requirements during the next five years are: 1995-$580,000; 1996-$937,000; 1997-$629,000; 1998-$550,000; and 1999-$550,000.

6. INCOME TAXES: Effective January 1, 1993, the Company adopted SFAS 109. Previously, the Company had computed its income tax expense in accordance



                                - F12 -
with the provisions of the Accounting Principles Board Opinion No. 11. The cumulative effect of adopting SFAS 109 was not significant to the Company's consolidated financial statements.
     The provision for income taxes for the years ended December 31, 1994, 1993 and 1992 includes the following (in thousands):

                                          1994       1993       1992
----------------------------------------------------------------------
Current:
  Federal                              $ 30,809   $ 28,350   $ 29,709
  State                                   4,234      7,090      4,055
----------------------------------------------------------------------
Total                                    35,043     35,440     33,764
----------------------------------------------------------------------
Deferred:
  Federal                                (1,031)    (1,999)    (1,879)
  State                                    (126)      (289)      (256)
----------------------------------------------------------------------
Total                                    (1,157)    (2,288)    (2,135)
----------------------------------------------------------------------
Total                                  $ 33,886   $ 33,152   $ 31,629
======================================================================

     The tax effects of significant items comprising the Company's net deferred tax asset and liability as of December 31 are as follows (in thousands):

                                                 1994         1993
----------------------------------------------------------------------
Current deferred tax asset:
  Accrued vacation                             $ 2,367      $ 2,634
  Other accrued liabilities                      4,150        4,742
  Other                                            (46)        (682)
----------------------------------------------------------------------
Total                                            6,471        6,694
----------------------------------------------------------------------
Noncurrent deferred tax liability:
  Difference between book and tax basis
    of property                                (15,077)     (13,976)
  Other liabilities                              7,869        5,542
  Postretirement benefit obligation              2,316        2,085
  Other                                             86          (44)
----------------------------------------------------------------------
Total                                           (4,806)      (6,393)
Valuation allowance                                  0            0
----------------------------------------------------------------------
Net deferred tax asset                         $ 1,665       $  301
======================================================================

   A reconciliation between the Federal income tax statutory rate and the Company's effective income tax rate is as follows:

                                          1994       1993       1992
----------------------------------------------------------------------
Statutory rate                            35.0%      35.0%      34.0%
State and local income taxes,
  net of Federal income tax benefit        4.8        5.0        4.3
Income from Puerto Rico                   (1.6)      (3.7)      (3.3)
Other, net                                 1.6        2.4        0.8
----------------------------------------------------------------------
Effective income tax rate                 39.8%     38.7%      35.8%
======================================================================



                                - F13 -

7. SHAREHOLDERS' EQUITY: Each share of common stock includes a stock purchase right which is not currently exercisable but would become exercisable upon occurrence of certain events as provided for in the Rights Agreement. The rights expire on July 5, 1999.

8. EMPLOYEE STOCK PURCHASE PLAN: The Company has an Employee Stock Purchase Plan under which employees are granted an option to purchase shares of the Company's common stock during the quarter in which the option is granted. The option price is 85% of the fair market value of the stock at the beginning or end of the quarter, whichever is lower. Options for shares were exercised at prices ranging from $17.16 to $18.70 in 1994, $18.70 to $23.06 in 1993 and $17.64 to $20.24 in 1992. At December 31, 1994, there were
464,532 shares of common stock reserved for purchase under the plan.

9. STOCK OPTION PLANS: The Company has granted incentive and non-qualified stock options to certain key employees to purchase shares of the Company's common stock at the fair market value of the common stock on the date of the grant. The options generally become exercisable one year from the date of grant.
     Option transactions during the three years ended December 31, 1994 are as follows:

                                                         Exercise
                                          Shares          Price
----------------------------------------------------------------------
Balance, December 31, 1991               405,239      $  9.11-25.13
  Options
    Granted                               92,500        23.88-24.75
    Exercised                            (90,414)        9.11-23.50
    Cancelled                            (47,176)       11.59-25.13
----------------------------------------------------------------------
Balance, December 31, 1992               360,149         9.11-24.75
  Options
    Granted                              102,157        23.88-26.25
    Exercised                            (55,467)        9.11-23.50
    Cancelled                            (31,151)       11.34-24.75
----------------------------------------------------------------------
Balance, December 31, 1993               375,688         9.11-26.25
  Options
    Granted                              114,250              21.75
    Exercised                             (4,034)        9.11-21.88
    Cancelled                           (100,051)       11.59-26.25
----------------------------------------------------------------------
Balance, December 31, 1994               385,853      $ 11.59-26.25
======================================================================

     At December 31, 1994, there were options for 281,103 shares exercisable and 677,244 shares of common stock reserved for options under the plans.

10. PROFIT SHARING AND DEFERRED COMPENSATION: The Company has a non-contributory profit sharing plan to provide retirement income for most of its employees. The Company is required to contribute to the profit sharing plan's trust fund an amount equal to 7.5% of its income before income taxes and profit sharing contribution plus such additional amount as the Board of Directors may determine, up to a maximum of 15% of the aggregate compensation of participating employees (see Consolidated Statements of Income).
     The Company has deferred compensation agreements with certain officers. The present value of cash benefits payable under the agreements is being provided over the periods of active employment. The charge to expense for




                                - F14 -
the agreements was $365,000 in 1994, $345,000 in 1993 and $286,000 in 1992.

11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS: The Company sponsors two defined postretirement benefit plans that cover qualifying salaried and non-salaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience, while the life insurance plan is noncontributory. The Company's intent is that the retiree provide approximately 50% of the actual cost of providing the medical plan. Neither plan is funded.
     As of December 31, 1994, the accumulated postretirement benefit obligation ("APBO") was $6,874,000. The following table reconciles the plans' status to the accrued postretirement health care and life insurance liability as reflected on the balance sheet as of December 31, (in thousands):

                                                 1994         1993
----------------------------------------------------------------------
APBO:
  Retirees                                     $ 1,609      $ 1,890
  Fully eligible participants                    1,516        1,790
  Other participants                             3,749        3,934
----------------------------------------------------------------------
                                                 6,874        7,614
Unrecognized net gain (loss                        269       (1,195)
----------------------------------------------------------------------
Accrued postretirement benefit obligation
  - included in Other Liabilities              $ 7,143      $ 6,419
======================================================================

     Net postretirement costs are summarized as follows (in thousands):

                                          1994       1993       1992
----------------------------------------------------------------------
Service costs                            $ 303      $ 245      $ 184
Interest on APBO                           564        523        456
Net amortization                            33
----------------------------------------------------------------------
Net periodic postretirement cost         $ 900      $ 768      $ 640
======================================================================

     For measurement purposes, the cost of providing medical benefits was assumed to increase by 11% in 1994, decreasing to an annual rate of 7.5% after 1998. The medical cost trend rate assumption could have a significant effect on amounts reported. An increase of 1% in the assumed rate of increase would have had the effect of increasing the APBO by $705,000 and the net periodic postretirement cost by $113,000. The weighted average discount rate used in determining the APBO was 8.0% in 1994, 7.5% in 1993 and 8.5% in 1992 and employee earnings were estimated to increase 4.5% annually until age 65.
     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The adoption of SFAS 112 was not significant to the Company's financial position or results of operations.

12. FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
     Short-term investments _ The carrying amount approximates fair value because of the short maturity of those instruments.
     Long-term investments _ The fair values of certain investments are estimated based on quoted market prices. The fair values of the Company's




                                - F15 -
investments in limited partnerships are based on estimates by general partners in the absence of readily ascertainable market values. For the Company's other investments, which are not actively traded and are immaterial, fair value is based on an estimate of the net realizable value of those investments.
     Long-term debt _ The fair value of the Company's convertible debentures are based on recent market quotes. The fair value of the other long-term debt is based on estimated rates currently available to the Company for debt with similar terms and maturities.
     The carrying value and estimated fair values of the Company's financial instruments at December 31 are as follows (in thousands):

                                Carrying Value        Fair Value
                                1994      1993      1994      1993
----------------------------------------------------------------------
Assets:
  Short-term investments     $  3,250  $  1,900  $  3,250  $  1,900
  Long-term investments         9,125     8,103    10,322     9,169
Liabilities:
  Long-term debt              115,226   111,542    99,622   112,105

13. COMMITMENTS AND CONTINGENCIES: In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.
     Total rental expense was $9,147,000 in 1994, $12,257,000 in 1993 and
$6,969,000 in 1992. Minimum annual rentals under non-cancellable operating leases total $21,949,000 and range from $7,510,000 in 1995 to $2,009,000 in
1999.

14. BUSINESS SEGMENTS: In 1994, the Company redefined its business segments into four operating business groups. The Financial Services Group is primarily a printer and supplier of checks, forms and specialty products to financial institutions and pertinent non-financial markets. The Data Services Group provides data management forms and equipment and maintenance solutions for educational, commercial and governmental markets. The Information Services Group provides platform automation, compliance solutions and targeted marketing and consulting services to financial institutions to increase efficiency and profitability. The Direct Marketing Group markets checks and related products directly to consumers. The Direct Marketing Group's financial information is not significant and is combined with corporate items.
     There were no significant intersegment sales during 1994, 1993 and 1992 and no material amounts of the Company's sales are dependent upon a single customer. Equity investees as well as foreign assets, revenues, and export sales are not significant to the consolidated results of the Company. Operating income excludes interest income, interest expense and other non-operating gains and losses. Corporate assets consist primarily of cash and cash equivalents, investments and other assets not employed in production.
     Summarized financial information by business segment for 1994, 1993 and 1992 is as follows (in thousands):

                                          1994       1993       1992
----------------------------------------------------------------------
Net Sales:
  Financial Services                  $ 433,584  $ 464,462  $ 392,388
  Data Services                          58,457     55,024     52,592
  Information Services                   26,027
  Corporate and Other                     3,198
----------------------------------------------------------------------
Total                                 $ 521,266  $ 519,486  $ 444,980
======================================================================


                                - F16 -


Operating Income (loss):
  Financial Services                  $  98,364  $  90,300  $  87,254
  Data Services                           7,863        7,087      5,685
  Information Services                       42
  Corporate and Other                   (14,257)   (10,080)    (9,409)
----------------------------------------------------------------------
Total                                 $  92,012  $  87,307  $  83,530
======================================================================

Identifiable Assets:
  Financial Services                  $ 269,094  $ 281,940  $ 275,943
  Data Services                          59,596     30,757     30,829
  Information Services                   49,782
  Corporate and Othe                     35,901     43,754     33,108
----------------------------------------------------------------------
Total                                 $ 414,373  $ 356,451  $ 339,880
======================================================================

Depreciation and Amortization:
  Financial Services                  $  30,024  $  29,466  $  23,278
  Data Services                           4,680        4,518      5,250
  Information Services                    5,434
  Corporate and Other                     1,401      1,118      1,134
----------------------------------------------------------------------
Total                                 $  41,539  $  35,102  $  29,662
======================================================================

Capital Expenditures:
  Financial Services                  $  30,221  $  22,674  $  15,212
  Data Services                           3,309      3,483      2,573
  Information Services                    1,861
  Corporate and Other                     2,083        964        936
----------------------------------------------------------------------
Total                                 $  37,474  $  27,121  $  18,721
======================================================================




























                                - F17 -

JOHN H. HARLAND COMPANY AND SUBSIDIARIES - Supplemental Financial Information

SELECTED QUARTERLY FINANCIAL DATA, DIVIDENDS PAID AND STOCK PRICE RANGE
                           (unaudited)
               (In thousands except per share amounts)
                             ---------  Quarter ended ----------
                       March 31      June 30  September 30  December 31
-----------------------------------------------------------------------
1994:
  Net sales           $ 131,043    $ 130,752    $ 129,154    $ 130,317
  Gross profit           61,937       62,547       62,299       62,833
  Net income             12,986       12,841       13,133       12,280
  Per common share:
    Net income              .43          .42          .43          .40
    Dividends paid         .245         .245         .245         .245
    Market price:
      High               24 3/4       23 1/4       22 5/8           22
      Low                21 5/8       21 1/8       20 1/4       19 3/8

1993:
  Net sales           $ 133,504    $ 129,979    $ 129,922    $ 126,081
  Gross profit           58,928       59,814       56,892       55,066
  Net income             13,119       14,127       13,318       11,958
  Per common share:
    Net income              .39          .42          .42          .39
    Dividends paid         .235         .235         .235         .235
    Market price:
      High               27 1/2       28 1/8       27 3/4       25 5/8
      Low                24 1/4       25 5/8       25 1/4       20 7/8

The Company's common stock (symbol:JH) is listed on the New York Stock Exchange. At December 31, 1994 there were 7,782 shareholders of record.

                      SELECTED FINANCIAL DATA
               (In thousands except per share amounts)

                         --------- Year ended December 31 ---------
                         1994      1993      1992      1991      1990
----------------------------------------------------------------------
Net sales           $ 521,266 $ 519,486 $ 444,980 $ 378,659 $ 366,834
Net income             51,240    52,522    56,638    47,435    57,167
Total assets          414,373   356,451   339,880   351,554   347,105
Long-term debt        115,226   111,542    12,622    11,661    11,304
Per common share:
  Net income             1.68      1.62      1.59      1.27      1.52
  Dividends paid          .98       .94       .90       .86       .78
Average number of
  shares outstanding   30,517    32,460    35,689    37,469    37,604

     Refer to Note 2 of the Notes to Consolidated Financial Statements regarding the impact of acquisitions in 1994, 1993 and 1992. In 1991, the Company's financial results were impacted by a change in accounting method for postretirement benefits and by a restructuring charge which included restructuring and revaluation of certain subsidaries and investments and certain taxes related to the repatriations of earnings from Puerto Rico.










                                - F18 -

             JOHN H. HARLAND COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

1994 versus 1993
     Consolidated net sales increased $1.8 million or 0.3% over 1993 and represented the 45th consecutive year of sales increases. The Company's Financial Services Group ("FSG") had a net sales decrease of 6.6% which consisted of a 9.0% decrease in units and a price and product mix increase of 2.4%. FSG units were impacted by the loss of several former Rocky Mountain Bank Note ("RMBN") accounts, which had been anticipated when the Company acquired RMBN in January 1993. Also, FSG's units were impacted by the loss of one large customer and by a reduction of business under contract with another large customer, although the business retained was renewed at more favorable pricing. The positive price and product mix is attributable in part to a general price increase which FSG implemented in December 1993 and by the loss of business with certain customers which was priced at a greater discount than average. FSG continues to experience competitive pricing pressures within the check printing industry.
     Net sales by the Company's Data Services Group ("DSG") increased $3.4 million or 6.2% in 1994. The DSG sales increase was primarily due to the acquisition of Financial Products Corporation ("FPC") in September 1994 which contributed $4.0 million of sales in 1994. DSG's sales to educational markets and international markets decreased in 1994, but sales to commercial markets increased 24.6% over 1993 primarily due to increased maintenance and other services related to new products and services which were introduced during 1993 and 1994.
     The Company's Information Services Group ("ISG") contributed $26.0 million to consolidated net sales for the 1994 period. ISG consists of Marketing Profiles, Inc. ("MPI") and FormAtion Technologies, Inc. ("FormAtion") which were acquired in January 1994 and March 1994, respectively. The Direct Marketing Group ("DMG"), which consists of The Check Store, Inc., markets checks and related products directly to consumers and began production operations during the second quarter of 1994. DMG contributed $3.2 million to the Company's consolidated sales in 1994.
     Consolidated cost of goods sold decreased $17.1 million or 5.9% from 1993 and decreased as a percentage of consolidated sales from 55.6% in 1993 to 52.1% in 1994. FSG's gross margin improved from 44.0% in 1993 to 47.8% in 1994. The FSG margin improvement is attributable to cost reductions gained from consolidations of imprint and base stock facilities, process improvements and other cost reduction efforts. DSG experienced an improvement in gross margin from 48.2% in 1993 to 50.0% in 1994. Cost control improvements and increases in sales of higher margin products and services are the primary reasons for DSG's gross margin improvement. Cost of goods sold for ISG and DMG totaled $15.5 million in 1994.
     Consolidated selling, general and administrative expenses increased by $11.0 million or 8.8% in 1994 and increased as a percentage of consolidated sales from 24.1% in 1993 to 26.1% in 1994. The primary components of this increase were expenses from acquired operations (MPI, FormAtion and FPC) as well as marketing costs associated with The Check Store. These increases were partially offset by a decrease in FSG administrative expenses which was primarily due to consolidation of administrative functions of RMBN operations acquired in 1993. Profit sharing costs increased $0.3 million or 3.1% over 1993 and remained 1.9% of consolidated sales.
     Amortization of intangibles increased $2.9 million or 33.2% over 1993, and increased as a percentage of consolidated sales from 1.7% in 1993 to


                                - F19 -

2.2% in 1994. This increase is primarily attributable to the acquisitions of MPI and FormAtion in January 1994 and March 1994, respectively. Of the total 1994 amortization of intangibles, $8.1 million relates to intangible assets which are being amortized over 5 years.
     Other income (expense) - net increased from an expense of $1.6 million in 1993 to an expense of $6.9 million in 1994. This increase is principally due to interest expense associated with the Company's issuance of $100 million in long-term debt in December 1993 at an annual interest rate of 6.6%.
     Income before income taxes decreased $0.5 million or 0.6% from 1993 and decreased as a percentage of consolidated sales from 16.5% in 1993 to 16.3% in 1994. The effective consolidated income tax rate for 1994 was 39.8% compared to 38.7% in 1993. The primary factors contributing to the increase in the consolidated effective income tax rate are impacts of the Omnibus Tax Reconciliation Act of 1993, along with certain non-deductible amortization of intangible assets associated with acquired businesses.
     For 1994, net income was $51.2 million compared to $52.5 million in 1993, a decrease of $1.3 million or 2.4%. However, net income per share was $1.68 in 1994 versus $1.62 in 1993 or a 3.7% increase. Net income per share increased due to fewer average shares outstanding in 1994, a result of the repurchase of 3.8 million shares of the Company's common stock during 1993. Additionally, the Company's new businesses (MPI, FormAtion, FPC and The Check Store) had a net dilutive impact of 12 cents per share on net income per share in 1994.

1993 versus 1992
     1993 consolidated net sales increased $74.5 million or 16.7% over 1992. FSG had a net sales increase of $72.1 million or 18.4% which consisted of an 18.1% increase in units and a price and product mix increase of 0.3%. The FSG sales increase is attributable to the acquisition of RMBN in January 1993 coupled with the impact of the February 1992 acquisition of Interchecks Inc. (see Note 2). Competitive pricing pressures within the check printing industry contributed to the mild change in the FSG price and product mix. DSG's net sales increased $2.4 million or 4.6% in 1993 primarily due to increases in hardware sales and service-related revenues while 1993 form sales were flat compared to 1992. The hardware sales and service-related revenue increases offset sales decreases by DSG's European sales subsidiary Datascan and the loss of revenues associated with American Testronics Company, the assets of which were sold in June 1992.
     Consolidated cost of goods sold increased $52.2 million or 22.1% and increased as a percentage of sales to 55.6% from 53.2% in 1992. FSG's cost of goods sold increased as a percentage of sales to 56.0% from 53.4% in 1992 primarily due to acquired operations, which had lower margins, and duplication of costs during integration of acquired operations. DSG's cost of goods sold increased slightly as a percentage of sales to 51.8% in 1993 from 51.1% in 1992. DSG's gross margin improved as a result of the 1992 sale of American Testronics Company, which had lower margins, but the improvement was offset by increased machine sales and service-related revenues, which have lower margins than forms, and by increased product development costs.
     Consolidated selling, general and administrative expenses increased $14.0 million or 12.6% in 1993 primarily due to acquired operations, higher information systems costs and increases in employee health care costs. As a percentage of sales, consolidated selling, general and administrative expenses decreased from 25.0% in 1992 to 24.1% in 1993. The consolidation of selling and certain administrative functions of the acquired operations was a primary factor contributing to this decrease. Profit sharing costs increased $0.5 million but decreased as a percentage of sales from 2.0% in 1992 to 1.9% in 1993.


                                - F20 -

     Due to the February 1992 acquisition of Interchecks and the January 1993 acquisition of RMBN, amortization of intangibles increased $4.0 million over 1992 and was 1.7% as a percentage of sales in 1993 compared to 1.1% in 1992. Of the total 1993 amortization of intangibles, $8.0 million relates to intangible assets which are being amortized over 5 years.
     Other income (expense) - net decreased $6.3 million from income of $4.7 million in 1992 to expense of $1.6 million in 1993. The primary components of the change were gains of $3.4 million realized in 1992 on the dispositions of American Testronics Company and the Puerto Rico bond investment portfolio and increased interest expense, which totaled $2.6 million in 1993 due to increased levels of debt. Another component of the interest income (expense) - net change was reduced interest income earned in 1993 due to lower average cash and investment balances.
     Income before income taxes decreased $2.6 million or 2.9% from 1992 and decreased as a percentage of sales from 19.8% in 1992 to 16.5% in 1993. The effective consolidated income tax rate for 1993 was 38.7% compared to 35.8% in 1992. The effective tax rate increased primarily as a result of the Omnibus Tax Reconciliation Act of 1993, which increased the federal corporate tax rate from 34% to 35%, and certain nonrecurring tax exempt items and higher tax exempt income in 1992.

Outlook
     The Company anticipates that, in the aggregate, its new businesses will be less dilutive in 1995. ISG, which targets the same financial institution customers as FSG, should experience growth via joint sales and marketing efforts. Also, ISG plans to enter markets other than financial institutions to further expand its marketing and consulting business. Growth in DMG revenues is anticipated with the Company's commitment to increase marketing expenditures; however, the Company expects that the higher marketing expenditures will increase DMG's dilutive impact on consolidated earnings in 1995.
     FSG expects revenue growth from more non-traditional channels such as its specialty products areas which include business checks, financial forms, stamps and small financial packages and from its business services activities. Although a recent increase in prices by FSG's paper suppliers will impact FSG's operating results, the increase should be offset somewhat by the ongoing investments in production process improvements.
     In 1995, DSG will focus on developing additional products and services that serve the educational and commercial markets for automated data collection and will complete the integration of FPC into its field service efforts.
     During 1995, the Company will continue to search for and evaluate potential acquisition candidates for each of its four business groups.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Cash flows provided by operations in 1994 were $108.4 million compared to $90.7 million in 1993, an increase of 19.5%. The primary uses of funds in 1994 were to acquire MPI, FormAtion and FPC, expenditures for property, plant and equipment and disbursements of dividends to the Company's shareholders. Additionally, the Company made an equity investment of $2.0 million in Bottomline Technologies, Inc., a New Hampshire-based company which is a provider of desktop laser software and hardware for issuing magnetic ink encoded financial documents, and invested $2.3 million in Galas Harland, S.A. de C.V., a check printing joint venture in Mexico.
     Purchases of property, plant and equipment totaled $37.5 million in 1994, compared to $27.1 million in 1993. This increase is primarily attributable to equipment purchased to improve FSG production processes. The


                                - F21 -

Company estimates that its capital expenditures will total approximately $30 million in 1995.
     During 1994, the Company repurchased 259,000 shares of its common stock at an average cost of $21.18 per share to offset shares issued under its employee stock purchase plan.
     At December 31, 1994, $14.0 million was outstanding under the Company's unsecured lines of credit. The Company has unsecured lines of credit which provide for borrowings up to $111.0 million.
     On December 31, 1994, the Company had $15.3 million in cash and cash equivalents and short-term investments. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs, and management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.











































                                - F22 -

                       JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            (In thousands of dollars)
____________________________________________________________________________________________

       COLUMN A                     COLUMN B      ---- COLUMN C ----    COLUMN D  COLUMN E

      ADDITIONS
                                    BALANCE    CHARGED TO  CHARGED TO              BALANCE
                                  AT BEGINNING  COSTS AND    OTHER                 AT END
    DESCRIPTION                    OF PERIOD    EXPENSES    ACCOUNTS  DEDUCTIONS  OF PERIOD
                                                              (1)         (2)
____________________________________________________________________________________________

Year Ended December 31, 1994

 Allowance for doubtful accounts    $ 1,753      $   818    $  191      $  792    $ 1,970
                                    =======      =======    ======      ======    =======

Year Ended December 31, 1993

 Allowance for doubtful accounts    $ 1,343      $   620    $  215      $  425    $ 1,753
                                    =======      =======    ======      ======    =======

Year Ended December 31, 1992

 Allowance for doubtful accounts    $ 1,348      $   583    $  332      $  920    $ 1,343
                                    =======      =======    ======      ======    =======




Notes:

(1) Represents recovery of previously written-off and credit balance accounts receivable.
(2) Represents write-offs of uncollectible accounts receivable.




















                                - S1 -

                           EXHIBIT INDEX

          (* indicates document is incorporated by reference)

                                                           Page Number
                                                           Location of
                                                           Documents or
Exhibit                                                   Incorporation
Desig-                                                     by Reference
nation               Description                            (Inclusive)
______               ___________                           ___________

3.1   *   Amended and Restated Articles of Incorporation.       10
3.2   *   By-laws, as amended. Adopted by the Board of
          Directors on July 27, 1990.                           10
4.1       Indenture, as supplemented and amended, relating
          to 6.75% Convertible Subordinated Debentures due
          2011 of Scantron Corporation (omitted pursuant to
          Item 601(b)(4)(iii) of Regulation S-K; will be
          filed upon request).                                  10
4.2   *   Form of Rights Agreement, dated as of June 9,
          between the Registrant and Citizens and Trust
          Company.                                              10
4.3   *   First Amendment dated June 12, 1992 to Rights
          Agreement dated June 9, 1989 between the Company
          and NationsBank of Georgia Inc., N.A., successor
          to Citizens and Southern Trust Company.               10
4.4   *   Second Amendment dated July 24, 1992 to Rights
          Agreement dated June 9, 1989 between the Company
          and Trust Company Bank, successor to NationsBank
          of Georgia Inc., N.A., and to Citizens and
          Southern Trust Company.                               10
4.5   *   Note Agreement dated as of December 1, 1993
          between the Company and the purchasers listed on
          Schedule I of the agreement, for the issuance and
          sale of $85,000,000 aggregate principle amount of
          6.60% Series A Senior Notes Due December 30,
          2008.                                                 10
10.1  *   Form of Deferred Compensation Agreement between
          the Registrant and Mr. Woodson, Executive
          Officer and Director.                                 10
10.2  *   Form of Monthly Benefit Amendment to Deferred
          Compensation Agreement between the Registrant and
          Mr. Woodson, Executive Officer and Director.          10
10.3  *   Form of Deferred Compensation Agreement between the
          Registrant and the following Executive Officers:
          Messrs. Dollar and Rogers.                            10











                                - E1 -

EXHIBIT INDEX continued

                                                           Page Number
                                                           Location of
                                                           Documents or
Exhibit                                                   Incorporation
Desig-                                                     by Reference
nation               Description                            (Inclusive)
______               ___________                           ___________
10.4  *   Form of Amendment to Deferred Compensation
          Agreement between the Registrant and the
          following Executive Officer and Director:  Mr.
          Woodson and the following Executive Officers:
          Messrs. Dollar and Rogers.                            10
10.5  *   Form of Non-Compete and Termination Agreement
          between the Registrant and the following Executive
          Officer and Director:  Mr. Woodson and the
          following Executive Officers: Messrs. Dollar
          and Rogers.                             .             10
10.6  *   Form of Executive Life Insurance Plan between the
          Registrant and the following Executive Officer
          and Director:  Mr. Woodson and the following
          Executive Officers: Messrs. Dollar and Rogers.        11
10.7  *   The John H. Harland Company Incentive Stock
          Option Plan.                                          11
10.8  *   Amendment to the John H. Harland Company
          Incentive Stock Option Plan.                          11
10.9  *   John H. Harland Company 1981 Incentive Stock
          Option Plan, As Extended.                             11
10.10  *  Asset Purchase Agreement, dated as of November
          13, 1992, by and among the Registrant, The Rocky
          Mountain Bank Note Company and Romo Corp.; and as
          amended on November 25, 1992, by and among the
          Registrant, The Rocky Mountain Bank Note Company
          and Romo Corp.                                        11
10.11  *  Term Loan Agreement dated as of October 25, 1993
          between the Company and Trust Company Bank for a
          $15,000,000 Term Loan due 2003.                       11
21.1      Subsidiaries of the Registrant.                       11
23.1      Independent Auditors' Consent                         11
27        Financial Data Schedule                               11


















                                - E2 -