Form 10-Q
period 1995-03-31
HARLAND JOHN H CO
filed 1995-05-15
CIK 45599

United States Securities and Exchange Commission
                       Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

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

        2939 Miller Rd.
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

The number of shares of the Registrant's Common Stock outstanding on May 2, 1995 was 30,504,139.

Item 1. FINANCIAL STATEMENTS

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                              ------

                                             March 31,    December 31,
(In thousands)                                 1995          1994
- ----------------------------------------------------------------------
                                            (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                  $  18,660     $  12,049
 Accounts receivable                           58,756        59,403
 Inventories                                   24,376        25,428
 Deferred income taxes                          8,065         6,471
 Other                                         14,506        13,872
                                            ----------    ----------
 Total current assets                         124,363       117,223
                                            ----------    ----------
 INVESTMENTS AND OTHER ASSETS:
 Investments                                   11,387        11,606
 Goodwill and intangibles-net                  98,594       101,887
 Other                                         22,222        21,856
                                            ----------    ----------
 Total investments and other assets           132,203       135,349
                                            ----------    ----------
 PROPERTY, PLANT AND EQUIPMENT                341,509       335,668
 Less accumulated depreciation
    and amortization                          180,337       173,867
                                            ----------    ----------
 Property, plant and equipment - net          161,172       161,801
                                            ----------    ----------
 Total                                      $ 417,738     $ 414,373
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

                                             March 31,    December 31,
(In thousands, except share amounts)           1995          1994
- ----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:
 Short-term debt                            $      -      $  14,000
 Accounts payable - trade                      13,993        11,235
 Deferred revenues                             17,604        17,724
 Accrued liabilities:
    Salaries, wages and employee benefits      15,793        16,937
    Taxes                                      13,382         4,836
    Other                                      16,538        14,588
                                            ----------    ----------
 Total current liabilities                     77,310        79,320
                                            ----------    ----------
 LONG-TERM LIABILITIES:
 Long-term debt, less current maturities      115,153       115,226
 Deferred income taxes                          3,973         4,806
 Other                                         11,813        11,607
                                            ----------    ----------
 Total long-term liabilities                  130,939       131,639
                                            ----------    ----------
 Total liabilities                            208,249       210,959
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:
 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value, issued
    37,907,497                                 37,907        37,907
 Additional paid-in capital                     2,976         3,389
 Foreign exchange translation adjustments          54            54
 Retained earnings                            351,674       346,660
                                            ----------    ----------
 Total                                        392,611       388,010
 Less 7,403,358 and 7,468,591 shares of
    treasury stock - at cost                  183,122       184,596
                                            ----------    ----------
 Total shareholders' equity                   209,489       203,414
                                            ----------    ----------
 Total                                      $ 417,738     $ 414,373
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements

              JOHN H. HARLAND COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
       FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
                          (Unaudited)

(In thousands, except
   per share amounts)                                  1995        1994
- --------------------------------------------------------------------------
NET SALES                                           $ 138,291   $ 131,043
                                                    ----------  ----------
COST AND EXPENSES:
Cost of sales                                          70,604      69,106
Selling, general and
  administrative expenses                              38,634      33,664
Employees' profit sharing                               2,479       2,481
Amortization of intangibles                             3,355       2,410
                                                    ----------  ----------
Total                                                 115,072     107,661
                                                    ----------  ----------
INCOME FROM OPERATIONS                                 23,219      23,382
                                                    ----------  ----------
OTHER INCOME (EXPENSE):
Interest expense                                       (1,996)     (1,909)
Other - net                                                49         106
                                                    ----------  ----------
Total                                                  (1,947)     (1,803)
                                                    ----------  ----------
INCOME BEFORE INCOME TAXES                             21,272      21,579
INCOME TAXES                                            8,509       8,593
                                                    ----------  ----------
NET INCOME                                             12,763      12,986
RETAINED EARNINGS AT BEGINNING
  OF PERIOD                                           346,660     325,323
                                                    ----------  ----------
                                                      359,423     338,309
Cash dividends                                         (7,749)     (7,469)
                                                    ----------  ----------
RETAINED EARNINGS AT END OF PERIOD                  $ 351,674   $ 330,840
                                                    ==========  ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                    30,475      30,519
                                                    ==========  ==========
NET INCOME PER COMMON SHARE                         $     .42   $     .43
                                                    ==========  ==========
CASH DIVIDENDS PER COMMON
   SHARE                                            $    .255   $    .245
                                                    ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
                           (Unaudited)

(In thousands)                                            1995          1994
- -----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                            $  12,763     $  12,986
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           11,096         9,213
 Other                                                      520            15
 Change in assets and liabilities net of
  effect of acquisitions:
  Accounts receivable                                       440         3,596
  Inventories and other current assets                      568          (771)
  Accounts payable and accrued expenses                   9,563        13,465
  Other-net                                                 (74)          129
                                                      ----------    ----------
Net cash provided by operating activities                34,876        38,633
                                                      ----------    ----------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment               (6,494)       (5,896)
Proceeds from sale of property, plant and equipment         125         2,433
Change in short-term investments-net                       (149)         (152)
Payment for acquisition of businesses,
   net of cash acquired                                               (40,202)
Long-term investments and other assets-net                 (986)       (2,910)
                                                      ----------    ----------
Net cash used in investing activities                    (7,504)      (46,727)
                                                      ----------    ----------
FINANCING ACTIVITIES:
Sale of common stock                                      1,113         1,012
Dividends paid                                           (7,749)       (7,469)
Purchase of treasury stock                                  (52)          (55)
Short-term debt                                         (14,000)
Other                                                       (73)         (269)
                                                      ----------    ----------
Net cash used in financing activities                   (20,761)       (6,781)
                                                      ----------    ----------
Increase (decrease) in cash and cash equivalents          6,611       (14,875)
Cash and cash equivalents at beginning of period         12,049        26,224
                                                      ----------    ----------
Cash and cash equivalents at end of period            $  18,660     $  11,349
                                                      ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

              JOHN H. HARLAND COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1995
                          (Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows of the John H. Harland Company and subsidiaries ("the Company") for the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission.

The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

2.   Accounting Policies

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The Company has consistently followed those policies in preparing this report.

3.   Acquisitions

On January 7, 1994, the Company acquired Marketing Profiles, Inc. ("MPI") for cash paid at closing and a contingent purchase payment payable in 1997 to the former MPI shareholders. The contingent purchase payment is based upon a multiple of MPI's 1996 operating results as defined in the acquisition agreement. MPI is a database marketing and consulting company which provides software products and related marketing services to the financial industry.

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

On September 30, 1994, the Company's wholly-owned subsidiary, Scantron Corporation, acquired the net assets of Financial Products Corporation ("FPC") for cash paid at closing. FPC is a provider of maintenance and repair services for a broad variety of computers, peripherals, networks and operating systems. FPC serves financial, commercial, governmental and medical markets.

The MPI, FormAtion and FPC acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the consolidated financial statements from the date of acquisition. Assets acquired totaled $65.4 million, net of liabilities assumed of $18.9 million. The cash paid for these acquisitions totaled $65.0 million and estimated acquisition-related costs totaled $0.4 million. The purchases were funded with a portion of the proceeds received in the December 1993 issuance of long-term debt, proceeds from short-term borrowings and from internally generated funds. Of the total acquisition costs, $59.3 million was preliminarily allocated to intangible assets, of which $52.6 million represented goodwill. Subsequent contingent purchase payments will be recorded as an increase in goodwill and will be amortized over the remaining life of the goodwill at the time of payment.

The following represents the unaudited pro forma results of operations which assume the acquisitions occurred on January 1, 1994. These results include certain adjustments, primarily increased amortization expense related to intangible assets and increased interest expense (in thousands of dollars, except per share amounts):

                                               Three months ended
                                                  March 31, 1994
- ---------------------------------------------------------------------
Net sales                                           $ 138,290
Net income                                             12,827
Net income per common share                               .42

The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place on January 1, 1994 or of future consolidated results of operations.

4.   Accounting for Income Taxes

The provision for income tax expense for the three months ended March 31, 1995 and 1994 includes the following (in thousands):

                                               1995           1994
- ---------------------------------------------------------------------
Current provision                           $ 10,936        $ 11,251
Deferred benefit                              (2,427)         (2,658)
                                            ---------       --------
Total                                       $  8,509        $  8,593
                                            =========       ========

5.   Employee Stock Plans

The Company has an Employee Stock Purchase Plan under which employees are granted an option to purchase shares of the Company's common stock during the quarter in which the option is granted. The option price is 85% of the fair market value of the stock at the beginning or end of the quarter, whichever is lower. In the quarter ended March 31, 1995, options representing 59,737 shares were exercised at a price of $16.89 per share. At March 31, 1995, there were 404,795 shares reserved for purchase under the Employee Stock Purchase Plan.

The Company has incentive and non-qualified stock option plans ("Plans") which provide for the granting of options to certain key employees of the Company to purchase shares of the Company's common stock at the fair market value of the common stock on the date of the grant. Option transactions for the three months ended March 31, 1995 are as follows:

                                            Shares     Exercise Price
- -----------------------------------------------------------------------
Options outstanding at December 31, 1994   385,853    $ 11.59 - 26.25
Options granted                            120,250              19.38
Options exercised                           (7,833)     11.59 - 15.56
Options cancelled                          (71,943)     22.75 - 26.25
                                          ---------
Options outstanding at March 31, 1995      426,327      11.59 - 26.25
                                          =========

The options generally become exercisable one year from the date of the grant. At March 31, 1995, there were 306,077 options exercisable and 669,411 shares reserved for options under the Plans.

6.   Net Income Per Share

Net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents include the number of shares issuable upon the exercise of the Company's stock options.

7.   Inventories

Inventories consisted of the following (in thousands of dollars):

                                            March 31,      December 31,
                                               1995            1994
- -----------------------------------------------------------------------
Raw materials and semi-finished goods       $ 20,662        $ 22,014
Finished goods                                 2,087           2,024
Hardware component parts                       1,627           1,390
                                            --------        --------
Total                                       $ 24,376        $ 25,428
                                            ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter 1995 vs. 1994

Consolidated net sales for the first quarter 1995 increased $7.2 million or 5.5% as compared to the first quarter of 1994.

Sales for the Company's Financial Services Group ("FSG") decreased $3.9 million or 3.4%, which consisted of a 10.0% decrease in units and a price and product mix increase of 6.6%. The positive price and product mix is attributable in part to a general price increase which FSG implemented in December 1994, to increased revenues from FSG's specialty printing operations and to revenues from expedited delivery programs. The unit decrease is partially due to two events which occurred during 1994, specifically the loss of business with one large customer and a reduction of business under contract with another large customer, although the business retained was renewed at more favorable pricing. FSG continues to experience pricing pressures within the check printing industry.

Sales for the Company's Data Services Group ("DSG") increased $5.2 million or 43.0% in the first quarter 1995 versus the comparable period in 1994. The DSG sales increase was primarily due to the acquisition of Financial Products Corporation ("FPC") in September 1994. FPC contributed over $4 million to DSG's first quarter 1995 sales. Also, DSG's sales to commercial customers increased over 1994, primarily from increases in custom form sales.

Sales for the Company's Information Services Group ("ISG") contributed $7.7 million to consolidated sales in the first quarter of 1995. ISG consists of Marketing Profiles Inc. ("MPI") and FormAtion Technologies, Inc. ("FormAtion") which were acquired in January 1994 and March 1994, respectively. Cooperative marketing efforts between ISG and FSG contributed to revenue increases over 1994.

Sales for the Company's Direct Marketing Group ("DMG"), which consists of The Check Store, Inc. ("The Check Store"), substantially exceeded the Company's expectations for the first quarter of 1995. The Check Store markets checks and related products directly to consumers and began production operations during the second quarter of 1994.

Consolidated cost of goods sold increased by $1.5 million or 2.2%, and decreased as a percentage of net sales from 52.7% for the first quarter 1994 to 51.1% for the first quarter 1995.

FSG's gross margin improved from 47.8% in 1994 to 49.5% in 1995. The FSG margin improvement is attributable to the price increase mentioned previously and margin improvements related to product shipment. FSG's gross margin was also favorably impacted by efficiencies realized from process improvements but was negatively impacted by increased paper prices.

DSG experienced an improvement in gross margin from 43.3% in 1994 to 46.9% in 1995. DSG's margin improvement is primarily due to the increase in form sales which have a higher gross margin than machine sales and service activities. Also, margins from form sales were improved due to printing process improvements recently implemented by DSG.

Cost of goods sold for ISG and DMG totaled $5.4 million in 1995.

Consolidated selling, general and administrative expense increased by $5.0 million or 14.8%, and increased as a percentage of sales from 25.7% in the first quarter 1994 to 27.9% for the first quarter 1995. This increase is primarily due to marketing expenditures associated with The Check Store. Other components of the increase were expenses resulting from acquired operations (principally FormAtion and FPC). These increases were partially offset by a decrease in FSG administrative expenses primarily from plant consolidation expenses incurred in 1994.

Amortization of intangibles, principally resulting from acquisitions, increased by $0.9 million or 39.2%, and decreased as a percentage of net sales from 1.9% in the first quarter 1994 to 1.8% for the first quarter 1995. This increase is primarily attributable to the acquisitions of FormAtion and FPC.

Other income (expense) increased $144,000 over the first quarter 1994 primarily due to higher average balances of short-term debt during the first quarter of 1995 coupled with the impact of higher interest rates in 1995.

The Company's consolidated effective income tax rate for the first quarter 1995 was 40.0% compared to 39.8% in 1994.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operations in the first quarter of 1995 were $34.9 million compared to $38.6 million in 1994. The primary uses of funds during the first quarter of 1995 were to reduce short-term debt, to pay dividends to the Company's shareholders and for capital expenditures.

Purchases of property, plant and equipment totaled $6.5 million in the first quarter of 1995, compared to $5.9 million in 1994. The Company estimates that its capital expenditures will total approximately $30 million in 1995.

The Company has unsecured lines of credit which provide for borrowings up to $111.0 million. At March 31, 1995, no amounts were outstanding under these lines of credit.

On March 31, 1995, the Company had $21.5 million in cash and cash equivalents and short-term investments. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs, and management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

PART II. OTHER INFORMATION
===========================

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Referance No.                         Description of Exhibit
- ----------------------------------------------------------------
      27                               Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended March
31, 1995.


                           Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


         May 15, 1995                     William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice-President and Treasurer
                                          (Authorized Officer and
                                          Principal Financial Officer)