Form 10-Q
period 1995-06-30
HARLAND JOHN H CO
filed 1995-08-14
CIK 45599

United States Securities and Exchange Commission
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

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


                          (770) 981-9460
         (Registrant's telephone number, including area code)

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

The number of shares of the Registrant's Common Stock outstanding on August 1, 1995 was 30,549,758.

Item 1. FINANCIAL STATEMENTS

              JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS
                             ------
                                             June 30,    December 31,
(In thousands)                                 1995          1994
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:

 Cash and cash equivalents                  $  19,822     $  12,049
 Short-term investments                         4,300         3,250
 Accounts receivable                           64,322        59,403
 Inventories                                   28,636        25,428
 Deferred income taxes                          8,224         6,471
 Prepaid expenses                               6,568         4,739
 Other                                         12,459         5,883
                                            ----------    ----------
 Total current assets                         144,331       117,223
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Investments                                   11,056        11,606
 Goodwill and intangibles-net                  97,814       101,887
 Other                                         22,909        21,856
                                            ----------    ----------
 Total investments and other assets           131,779       135,349
                                            ----------    ----------

 PROPERTY, PLANT AND EQUIPMENT                345,646       335,668
 Less accumulated depreciation
    and amortization                          185,582       173,867
                                            ----------    ----------
 Property, plant and equipment - net          160,064       161,801
                                            ----------    ----------

 Total                                      $ 436,174     $ 414,373
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------


                                              June 30,    December 31,
(In thousands, except share amounts)           1995          1994
----------------------------------------------------------------------
                                            (Unaudited)

 CURRENT LIABILITIES:

 Short-term debt                            $  20,000     $  14,000
 Accounts payable - trade                      13,799        11,235
 Deferred revenues                             19,188        17,724
 Accrued liabilities:
    Salaries, wages and employee benefits      19,351        16,937
    Taxes                                       4,668         4,836
    Other                                      13,631        14,588
                                            ----------    ----------
 Total current liabilities                     90,637        79,320
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      114,773       115,226
 Deferred income taxes                          3,719         4,806
 Other                                         12,030        11,607
                                            ----------    ----------
 Total long-term liabilities                  130,522       131,639
                                            ----------    ----------

 Total liabilities                            221,159       210,959
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value, issued
    37,907,497                                 37,907        37,907
 Additional paid-in capital                     2,828         3,389
 Foreign exchange translation adjustments          54            54
 Retained earnings                            356,363       346,660
                                            ----------    ----------
 Total                                        397,152       388,010
 Less 7,359,704 and 7,468,591 shares of
    treasury stock - at cost                  182,137       184,596
                                            ----------    ----------
 Total shareholders' equity                   215,015       203,414
                                            ----------    ----------

 Total                                      $ 436,174     $ 414,373
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
          FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994
                                (Unaudited)

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
(In thousands, except                      JUNE 30,                JUNE 30,
   per share amounts)                  1995        1994        1995        1994
----------------------------------------------------------------------------------

NET SALES                           $ 136,068   $ 130,752   $ 274,359   $ 261,795
                                    ----------  ----------  ----------  ----------

COST AND EXPENSES:
Cost of sales                          71,851      68,205     142,455     137,311
Selling, general and
  administrative expenses              36,961      34,437      75,595      68,101
Employees' profit sharing               2,252       2,487       4,731       4,968
Amortization of intangibles             3,353       2,889       6,708       5,299
                                    ----------  ----------  ----------  ----------
Total                                 114,417     108,018     229,489     215,679
                                    ----------  ----------  ----------  ----------

INCOME FROM OPERATIONS                 21,651      22,734      44,870      46,116
                                    ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
Interest expense                       (1,999)     (1,873)     (3,995)     (3,782)
Other - net                             1,127         461       1,176         567
                                    ----------  ----------  ----------  ----------
Total                                    (872)     (1,412)     (2,819)     (3,215)
                                    ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES             20,779      21,322      42,051      42,901
INCOME TAXES                            8,311       8,481      16,820      17,074
                                    ----------  ----------  ----------  ----------
NET INCOME                             12,468      12,841      25,231      25,827

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                           351,674     330,840     346,660     325,323
                                    ----------  ----------  ----------  ----------
Total                                 364,142     343,681     371,891     351,150

Cash dividends                          7,779       7,482      15,528      14,951
                                    ----------  ----------  ----------  ----------
RETAINED EARNINGS AT END OF PERIOD  $ 356,363   $ 336,199   $ 356,363   $ 336,199
                                    ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING    30,544      30,548      30,509      30,534
                                    ==========  ==========  ==========  ==========

NET INCOME PER COMMON SHARE         $    0.41   $    0.42   $    0.83   $    0.85
                                    ==========  ==========  ==========  ==========
CASH DIVIDENDS PER COMMON
   SHARE                            $   0.255   $   0.245   $    0.51   $    0.49
                                    ==========  ==========  ==========  ==========

See Notes to Condensed Consolidated Financial Statements.


               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994
                           (Unaudited)

(In thousands)                                            1995        1994
-----------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net Income                                            $  25,231    $  25,827
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           22,566       19,656
 Other                                                      565          384
 Change in assets and liabilities net of
  effect of acquisitions:
  Accounts receivable                                    (5,256)      10,943
  Inventories and other current assets                  (11,613)        (260)
  Accounts payable and accrued expenses                   2,477       (1,890)
  Other-net                                                 223           48
                                                      ----------    ---------
Net cash provided by operating activities                34,193       54,708
                                                      ----------    ---------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (13,689)     (19,672)
Proceeds from sale of property, plant and equipment       1,102        2,740
Change in short-term investments-net                     (1,050)       2,148
Payments for acquisition of businesses,
  net of cash acquired                                   (2,500)     (40,202)
Long-term investments and other assets-net               (2,200)      (2,408)
                                                      ----------   ----------
Net cash used in investing activities                   (18,337)     (57,394)
                                                      ----------   ----------

FINANCING ACTIVITIES:
Sale of common stock                                      1,950        1,977
Dividends paid                                          (15,528)     (14,951)
Purchase of treasury stock                                  (52)      (1,209)
Short-term debt                                           6,000        6,000
Other                                                      (453)        (206)
                                                      ----------   ----------
Net cash used in financing activities                    (8,083)      (8,389)
                                                      ----------   ----------

Increase (decrease) in cash and cash equivalents          7,773      (11,075)
Cash and cash equivalents at beginning of period         12,049       26,224
                                                      ----------   ----------
Cash and cash equivalents at end of period            $  19,822    $  15,149
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements
        .

              JOHN H. HARLAND COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1995
                           (Unaudited)

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

On March 31, 1994, the Company acquired the net assets of FormAtion Technologies, Inc. ("FormAtion") for cash paid at closing and a contingent purchase payment payable in 1997 to the former FormAtion shareholders. The contingent purchase payment is based upon a multiple of FormAtion's operating results during the three-year period ending in 1996 as defined in the acquisition agreement. FormAtion develops, markets and supports lending and platform automation software for the financial industry. In June 1995, the Company paid an amount in cash for early settlement and termination of the contingent purchase payment.

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

The following represents the unaudited pro forma results of operations which assume the acquisitions occurred on January 1, 1994. These results include certain adjustments, primarily increased amortization expense related to intangible assets and increased interest expense (in thousands of dollars, except per share amounts):

                                                 Six months ended
                                                  June 30, 1994
---------------------------------------------------------------------
Net sales                                           $ 273,046
Net income                                             25,912
Net income per common share                               .85

The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place on January 1, 1994 or of future consolidated results of operations.

4.   Accounting for Income Taxes

The provision for income tax expense for the six months ended June 30, 1995 and 1994 includes the following (in thousands):

                                               1995           1994
----------------------------------------------------------------------
Current provision                           $ 19,660        $ 20,071
Deferred benefit                              (2,840)         (2,997)
                                            ---------       --------
Total                                       $ 16,820        $ 17,074
                                            =========       ========

5.   Employee Stock Plans

The Company has an Employee Stock Purchase Plan under which employees are granted an option to purchase shares of the Company's common stock during the quarter in which the option is granted. The option price is 85% of the fair market value of the stock at the beginning or end of the quarter, whichever is lower. In the quarter ended June 30, 1995, options representing 42,937 shares were exercised at a price of $19.23 per share. At June 30, 1995, there were 1,111,946 shares reserved for purchase under the Employee Stock Purchase Plan.

The Company has incentive and non-qualified stock option plans ("Plans") which provide for the granting of options to certain key employees of the Company to purchase shares of the Company's common stock at the fair market value of the common stock on the date of the grant. Option transactions for the three months ended June 30, 1995 are as follows:

                                            Shares     Exercise Price
-----------------------------------------------------------------------
Options outstanding at March 31, 1995      426,327    $ 11.59 - 26.25
Options exercised                             (717)     11.59 - 17.55
Options cancelled                           (4,500)     19.38 - 24.75
                                          ---------
Options outstanding at June 30, 1995       421,110      11.59 - 26.25
                                          =========
The options generally become exercisable one year from the date of the grant. At June 30, 1995, there were 304,360 options exercisable and 1,418,694 shares reserved for options under the Plans.

6.   Net Income Per Share

Net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents include the number of shares issuable upon the exercise of the Company's stock options.

7.   Inventories

Inventories consisted of the following (in thousands of dollars):

                                             June 30,      December 31,
                                               1995           1994
-----------------------------------------------------------------------
Raw materials and semi-finished goods       $ 24,811        $ 22,014
Finished goods                                 2,081           2,024
Hardware component parts                       1,744           1,390
                                            --------        --------
Total                                       $ 28,636        $ 25,428
                                            ========        ========

8.    Subsequent Event

On July 3, 1995, the Company's wholly-owned subsidiary, Scantron Corporation, acquired the net assets of Quality Computers & Applications, Inc. ("Quality Computers") for cash paid at closing and a contingent purchase payment payable in 1999. The contingent purchase payment is based upon a multiple of Quality Computer's 1998 operating results as defined in the acquisition agreement. The acquisition price was funded with proceeds from short-term borrowings. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the results of operations of Quality Computers will be included in the Company's consolidated financial statements from the date of acquisition. Quality Computers is based in Detroit, Michigan and is a mail-order retailer of software and hardware to the educational technology market. Founded in 1984, Quality Computers had 1994 revenues of more the $10 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter 1995 compared with Second Quarter 1994

Consolidated net sales for the second quarter 1995 increased $5.3 million or 4.1% as compared to the second quarter of 1994.

Sales for the Company's Financial Services Group ("FSG") decreased $3.5 million or 3.2%, which consisted of a 9.0% decrease in units and a price and product mix increase of 5.8%. The positive price and product mix is attributable in part to a general price increase which FSG implemented in December 1994, to increased revenues from FSG's specialty printing operations and to revenues from expedited delivery programs. The unit decrease is partially due to the loss in 1994 of one large customer and also to a general erosion of check orders to direct to consumer markets. FSG check printing revenues generated from non-traditional marketing channels, such as sales via software companies and retail stores, grew approximately 40% compared to the 2nd quarter 1994. FSG continues to experience pricing pressures within the check printing industry.

Sales for the Company's Data Services Group ("DSG") increased $4.7 million or 35.0% in the second quarter 1995 versus the comparable period in 1994. The DSG sales increase was primarily due to the acquisition of Financial Products Corporation ("FPC") in September 1994. FPC contributed over $4 million to DSG's second quarter 1995 revenues.

Revenues for the Company's Information Services Group ("ISG") increased $1.9 million or 31.5% in the second quarter 1995 versus the comparable period in 1994. ISG consists of Marketing Profiles Inc. ("MPI") and FormAtion Technologies, Inc. ("FormAtion") which were acquired in January 1994 and March 1994, respectively. Increases in sales of MPI software products were the primary reason for the ISG revenue increase.

Sales for the Company's Direct Marketing Group ("DMG"), which consists of The Check Store, Inc. ("The Check Store"), continued to exceed the Company's expectations in the second quarter of 1995. The Check Store markets checks and related products directly to consumers and began production operations during the second quarter of 1994. The Check Store's second quarter 1995 sales were almost four times greater than the comparable period in 1994.

The consolidated gross margin decreased from 47.8% in 1994 to 47.2% in 1995. FSG's gross margin decreased from 48.4% in 1994 to 46.6% in 1995. The FSG margin decrease is primarily due to increases in the cost of paper. DSG's gross margin decreased from 51.0% in 1994 to 46.7% in 1995 primarily from changes in product mix. Cost of goods sold for ISG and DMG totaled $5.1 million in 1995.

Consolidated selling, general and administrative expense increased by $2.5 million or 7.3%, and increased as a percentage of sales from 26.3% in the 1994 period to 27.2% in the 1995 period. This increase is primarily due to marketing expenditures associated with The Check Store.

Amortization of intangibles, principally resulting from acquisitions, increased by $0.5 million or 16.1%, and increased as a percentage of net sales from 2.2% in the second quarter 1994 to 2.5% for the second quarter 1995. This increase is primarily attributable to the acquisition of FPC.

Other income (expense) decreased from an expense of $1.4 million in the second quarter 1994 to an expense of $0.9 million in the second quarter 1995. The decrease as an expense was primarily due to gains realized in 1995 on sales of certain investments.

Income before income taxes decreased $0.5 million or 2.5% and decreased as a percentage of sales from 16.3% in 1994 to 15.3% in 1995. The Company's consolidated effective income tax rate for the second quarter was 40.0% in 1995 compared to 39.8% in 1994.

Year to Date 1995 compared with Year to Date 1994

Consolidated net sales increased $12.6 million or 4.8% as compared to the same period of 1994.

FSG sales decreased $7.4 million or 3.3% from the same period in 1994. The change consisted of a 9.5% decrease in units and a price and product mix increase of 6.2%. The positive price and product mix is attributable in part to a general price increase which FSG implemented in December 1994, to increased revenues from FSG's specialty printing operations and to revenues from expedited delivery programs. The unit decrease is partially due to the loss in 1994 of one large customer, the erosion of check orders to direct to consumer marketers of checks and the reduction of business in 1994 with one large customer, although the business retained was renewed at more favorable pricing.

DSG sales increased $9.9 million or 38.8% in 1995 versus the comparable period in 1994. The DSG sales increase was primarily due to the acquisition of FPC in September 1994. FPC contributed over $8 million to DSG's revenues in the 1995 period.

ISG sales contributed $15.6 million to consolidated sales in the 1995 period compared to $10.4 million in 1994. The increase was primarily due to the acquisition of FormAtion in March 1994.

The consolidated gross margin decreased from 52.4% in the 1994 period to 51.9% in the 1995 period. FSG's gross margin was 48.1% for both the 1994 and 1995 periods. FSG's gross margin was negatively impacted by increases in the cost of paper but was positively impacted by margin improvements attributable to the price increase mentioned previously. DSG experienced a decrease in its gross margin from 47.4% in the 1994 period to 46.8% in the 1995 period. DSG's margin change is primarily due to product mix changes. Cost of goods sold for ISG and DMG totaled $11.0 million in the 1995 period.

Consolidated selling, general and administrative expense increased by $7.5 million or 11.0%, and increased as a percentage of sales from 26.0% in the 1994 period to 27.6% in the 1995 period. This increase is primarily due to marketing expenditures associated with The Check Store and also from ex-penses resulting from acquired operations (FPC and FormAtion). These in-creases were partially offset by a decrease in FSG administrative expenses primarily from plant consolidation expenses incurred in 1994.

Amortization of intangibles, principally resulting from acquisitions, increased by $1.4 million or 26.6%, and increased as a percentage of net sales from 2.0% in the 1994 period to 2.4% in the 1995 period. This increase is primarily attributable to the acquisitions of FPC and FormAtion.

Other income (expense) decreased from an expense of $3.2 million in the 1994 period to an expense of $2.8 million in the 1995 period. The decrease as an expense was primarily due to gains realized in 1995 on sales of certain investments.

Income before income taxes decreased $850,000 or 2.0% and decreased as a percentage of sales from 16.4% in 1994 to 15.3% in 1995. The Company's consolidated effective income tax rate for the 1995 period was 40.0% compared to 39.8% in 1994.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operations in the first six months of 1995 were $34.2 million compared to $54.7 million in 1994. This decrease was primarily due to an increase of "operating working capital" (defined as receivables, inventories and other current assets less accounts payable and accrued expenses) in the first six months of 1995 verses a decrease of the same in the comparable 1994 period. The primary uses of funds during the first six months of 1995 were to pay dividends to the Company's shareholders and for capital expenditures.

Purchases of property, plant and equipment totaled $13.7 million in the first six months of 1995, compared to $19.7 million in 1994. The Company estimates that its capital expenditures will total approximately $30 million in 1995.

The Company has unsecured lines of credit which provide for borrowings up to $111.0 million. At June 30, 1995, $20.0 million was outstanding under these lines of credit.

On June 30, 1995, the Company had $24.1 million in cash and cash equivalents and short-term investments. The Company believes that its current cash position, funds from operations and the availability of funds under its unsecured lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs, and management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

PART II. OTHER INFORMATION
===========================

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of shareholders of the Company was held on April 28, 1995 in Atlanta, GA. There was no solicitation in opposition to management's nominees for Directors as listed in the Proxy Statement and all such nominees were elected.

(c) Below is a brief description of matters voted on at the Annual Meeting and the results of the voting:

Election of directors:
  H. G. Pattillo
     Voting for                 26,074,611
     Withhold Authority            114,915
  John H. Weitnauer, Jr.
     Voting for                 26,068,358
     Withhold Authority            121,168

To amend the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized under the Purchase Plan from 3,600,000 to 4,350,000:
     Voting for                 25,064,221
     Voting against                928,452
     Voting abstain                196,853

To amend the Company's Employee Stock Purchase Plan to replace the term "Annualized Base Pay" with the term "Annualized Cash Compensation" and to provide a definition of "Annualized Cash Compensation":
     Voting for                 25,581,354
     Voting against                393,303
     Voting abstain                214,869

To amend the Company's 1981 Incentive Stock Option Plan, as Extended to increase the number of share of Common Stock authorized under the Option Plan from 435,955 to 1,185,955:
     Voting for                 24,189,543
     Voting against              1,785,406
     Voting abstain                214,577

Ratify the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the year ending December 31,
1995:
     Voting for                 26,037,931
     Voting against                 85,480
     Voting abstain                 66,115

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Reference No.                         Description of Exhibit
----------------------------------------------------------------
      27                               Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended June 30, 1995.


                           Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


        August 14, 1995                   William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice-President and Treasurer
                                          (Authorized Officer and
                                          Principal Financial Officer)