Form 10-Q
period 1995-09-30
HARLAND JOHN H CO
filed 1995-11-14
CIK 45599

United States Securities and Exchange Commission
                       Washington, D.C. 20549


                            FORM 10-Q


(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

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

The number of shares of the Registrant's Common Stock outstanding on November 1, 1995 was 30,608,365

Item 1. FINANCIAL STATEMENTS

            JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

                          ASSETS
                          ------

                                           September 30,  December 31,
(In thousands)                                 1995          1994
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:
 Cash and cash equivalents                  $   7,009     $  12,049
 Short-term investments                           100         3,250
 Accounts receivable                           66,097        59,403
 Inventories                                   34,084        25,428
 Deferred and prepaid income taxes             11,650         6,471
 Prepaid expenses                               7,289         4,739
 Other                                          7,767         5,883
                                            ----------    ----------
 Total current assets                         133,996       117,223
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:
 Investments                                   10,927        11,606
 Goodwill and intangibles-net                 114,151       101,887
 Other                                         25,267        21,856
                                            ----------    ----------
 Total investments and other assets           150,345       135,349
                                            ----------    ----------

 PROPERTY, PLANT AND EQUIPMENT                355,246       335,668
 Less accumulated depreciation
    and amortization                          192,533       173,867
                                            ----------    ----------
 Property, plant and equipment - net          162,713       161,801
                                            ----------    ----------

 Total                                      $ 447,054     $ 414,373
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.



            JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

                                           September 30,  December 31,
(In thousands, except share amounts)           1995          1994
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:
 Short-term debt                            $  24,000     $  14,000
 Accounts payable - trade                      15,708        11,235
 Deferred revenues                             18,601        17,724
 Accrued liabilities:
    Salaries, wages and employee benefits      16,535        16,937
    Taxes                                       6,235         4,836
    Other                                      14,572        14,588
                                            ----------    ----------
 Total current liabilities                     95,651        79,320
                                            ----------    ----------

 LONG-TERM LIABILITIES:
 Long-term debt, less current maturities      114,718       115,226
 Deferred income taxes                          5,155         4,806
 Other                                         12,237        11,607
                                            ----------    ----------
 Total long-term liabilities                  132,110       131,639
                                            ----------    ----------
 Total liabilities                            227,761       210,959
                                            ----------    ----------

 SHAREHOLDERS' EQUITY:
 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value, issued
    37,907,497                                 37,907        37,907
 Additional paid-in capital                     2,580         3,389
 Foreign exchange translation adjustments          54            54
 Retained earnings                            359,531       346,660
                                            ----------    ----------
 Total                                        400,072       388,010
 Less 7,299,132 and 7,468,591 shares of
    treasury stock - at cost                  180,779       184,596
                                            ----------    ----------
 Total shareholders' equity                   219,293       203,414
                                            ----------    ----------

 Total                                      $ 447,054     $ 414,373
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.



                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
    FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                             (Unaudited)

                                      THREE MONTHS ENDED       NINE MONTHS ENDED
(In thousands, except                    SEPTEMBER 30,           SEPTEMBER 30,
   per share amounts)                  1995        1994        1995        1994
----------------------------------------------------------------------------------
NET SALES                           $ 141,348   $ 129,154   $ 415,707   $ 390,949
                                    ----------  ----------  ----------  ----------
COST AND EXPENSES:
Cost of sales                          77,028      66,855     219,483     204,166
Selling, general and
  administrative expenses              38,472      33,407     114,067     101,508
Employees' profit sharing               2,022       2,481       6,753       7,449
Amortization of intangibles             3,668       2,893      10,376       8,192
                                    ----------  ----------  ----------  ----------
Total                                 121,190     105,636     350,679     321,315
                                    ----------  ----------  ----------  ----------
INCOME FROM OPERATIONS                 20,158      23,518      65,028      69,634
                                    ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
Interest expense                       (2,274)     (1,938)     (6,269)     (5,720)
Other - net                               380         236       1,556         803
                                    ----------  ----------  ----------  ----------
Total                                  (1,894)     (1,702)     (4,713)     (4,917)
                                    ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES             18,264      21,816      60,315      64,717

INCOME TAXES                            7,306       8,683      24,126      25,757
                                    ----------  ----------  ----------  ----------
NET INCOME                             10,958      13,133      36,189      38,960

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                           356,363     336,199     346,660     325,323
                                    ----------  ----------  ----------  ----------
Total                                 367,321     349,332     382,849     364,283

Cash dividends                          7,790       7,494      23,318      22,445
                                    ----------  ----------  ----------  ----------
RETAINED EARNINGS AT END OF PERIOD  $ 359,531   $ 341,838   $ 359,531   $ 341,838
                                    ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING    30,585      30,536      30,534      30,534
                                    ==========  ==========  ==========  ==========

NET INCOME PER COMMON SHARE         $    0.36   $    0.43   $    1.19   $    1.28
                                    ==========  ==========  ==========  ==========
CASH DIVIDENDS PER COMMON
   SHARE                            $   0.255   $   0.245   $   0.765   $   0.735
                                    ==========  ==========  ==========  ==========

See Notes to Condensed Consolidated Financial Statements.



               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                           (Unaudited)

(In thousands)                                            1995        1994
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                            $  36,189    $  38,960
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           34,702       30,351
 Other                                                      871          848
 Change in assets and liabilities net of
  effect of acquisitions:
  Accounts receivable                                    (6,047)       9,349
  Inventories and other current assets                  (11,749)       1,641
  Accounts payable and accrued expenses                   4,479        6,492
  Deferred and prepaid income taxes                      (4,830)      (1,516)
  Other-net                                                 110            7
                                                      ----------    ---------
Net cash provided by operating activities                53,725       86,132
                                                      ----------    ---------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (22,343)     (28,829)
Proceeds from sale of property, plant and equipment       1,518        3,139
Change in short-term investments-net                      3,150           98
Payments for acquisition of businesses,
  net of cash acquired                                  (13,395)     (59,303)
Long-term investments and other assets-net               (4,877)      (8,944)
                                                      ----------   ----------
Net cash used in investing activities                   (35,947)     (93,839)
                                                      ----------   ----------

FINANCING ACTIVITIES:
Sale of common stock                                      3,060        2,991
Dividends paid                                          (23,318)     (22,445)
Purchase of treasury stock                                  (52)      (2,303)
Short-term debt                                          (2,000)      15,000
Other                                                      (508)        (226)
                                                      ----------   ----------
Net cash used in financing activities                   (22,818)      (6,983)
                                                      ----------   ----------

Decrease in cash and cash equivalents                    (5,040)     (14,690)
Cash and cash equivalents at beginning of period         12,049       26,224
                                                      ----------   ----------
Cash and cash equivalents at end of period            $   7,009    $  11,534
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1995
                           (Unaudited)

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

3.   Acquisitions

During 1995 and 1994, the Company acquired the businesses described below, which were accounted for using the purchase method of accounting. The results of operations of each acquisition are included in the consolidated financial statements from the date of acquisition.

On July 3, 1995, the Company's wholly-owned subsidiary, Scantron Corporation, acquired the net assets of Quality Computers & Applications, Inc. ("Quality Computers") for cash paid at closing and a contingent purchase payment payable in 1999. The contingent purchase payment is based upon a multiple of Quality Computer's 1998 operating results as defined in the acquisition agreement. The acquisition price was funded with proceeds from short-term borrowings. Quality Computers is based in Detroit, Michigan and is a mail-order retailer of software and hardware to the educational technology market. The new entity operates under the name Scantron Quality Computers, Inc.

On August 31, 1995, the Company acquired the net assets of dataPRINT ("dataPRINT"), a division of Data Print, Inc., for cash and a note payable. The cash paid at closing was funded with proceeds from short-term borrowings. dataPRINT, Located in Seattle, produces computer-compatible forms, particularly forms utilized by personal finance software packages. The new entity operates under the name Harland dataPRINT, Inc.

Assets acquired through acquisitions in 1995 totaled $23.0 million, net of liabilities assumed of $1.9 million. Cash paid out for these acquisitions totaled $11.0 million along with a note payable made by the Company for $12.0 million which is payable in January 1996. Of the total acquisition costs, $20.1 million was preliminarily allocated to intangible assets, of which $10.2 million represented goodwill which is being amortized over 15-20 year periods. Subsequent contingent purchase payments will be recorded as an increase in goodwill and will be amortized over the remaining life of the goodwill.

On January 7, 1994, the Company acquired Marketing Profiles, Inc. ("MPI") for cash paid at closing and a contingent purchase payment payable in 1997 to MPI's former MPI shareholders. The contingent purchase payment is based upon a multiple of MPI's 1996 operating results as defined in the acquisition agreement (see Note 8 Subsequent Event). MPI is a database marketing and consulting company which provides software products and related marketing services to the financial industry.

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

Assets acquired through acquisitions in 1994 totaled $65.4 million, net of liabilities assumed of $18.9 million. The cash paid for these acquisitions totaled $65.0 million and estimated acquisition-related costs totaled $0.4 million. The purchases were funded with a portion of the proceeds received in the December 1993 issuance of long-term debt, proceeds from short-term borrowings and from internally generated funds. Of the total acquisition costs, $59.3 million was allocated to intangible assets, of which $52.6 million represented goodwill which is being amortized over 10-25 year periods. Subsequent contingent purchase payments will be recorded as an increase in goodwill and will be amortized over the remaining life of the goodwill.

The following represents the unaudited pro forma results of operations which assume the acquisitions occurred on January 1, 1994. These results include certain adjustments, primarily increased amortization expense related to intangible assets and increased interest expense (in thousands of dollars, except per share amounts):

                                        Nine months ended September 30,
                                              1995            1994
------------------------------------------------------------------------
Net sales                                   $ 431,225        $ 424,520
Net income                                     34,812           39,285
Net income per common share                      1.14             1.29

The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place on January 1, 1994 or future consolidated results of operations.

4.   Accounting for Income Taxes

The components of the provision (benefit) for income tax expense for the nine months ended September 30, 1995 and 1994 include the following (in thousands):
                                               1995           1994
----------------------------------------------------------------------
Current                                     $ 22,983       $ 27,272
Deferred                                       1,143         (1,515)
                                            ---------      ---------
Total                                       $ 24,126       $ 25,757
                                            =========      =========

5.   Employee Stock Plans

The Company has an Employee Stock Purchase Plan under which employees are granted an option to purchase shares of the Company's common stock during the quarter in which the option is granted. The option price is 85% of the fair market value of the stock at the beginning or end of the quarter, whichever is lower. In the quarter ended September 30, 1995, options representing 54,341 shares were exercised at a price of $18.75 per share. At September 30, 1995, there were 1,057,538 shares reserved for purchase under the Employee Stock Purchase Plan.

The Company has incentive and non-qualified stock option plans ("Plans") which provide for the granting of options to certain key employees of the Company to purchase shares of the Company's common stock at the fair market value of the common stock on the date of the grant. The Plans option transactions for the three months ended September 30, 1995 are as follows:

                                            Shares     Exercise Price
-----------------------------------------------------------------------
Options outstanding at June 30, 1995       421,110    $ 11.59 - 26.25
Options granted                              3,000              22.13
Options exercised                           (6,158)     11.59 - 18.28
Options cancelled                           (1,750)             19.38
                                          ---------
Options outstanding at September 30, 1995  416,202      11.59 - 26.25
                                          =========
The options generally become exercisable one year from the date of the grant. At September 30, 1995, there were 298,617 options exercisable and 1,412,536 shares reserved for options under the Plans.

6.   Net Income Per Share

Net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents include the number of shares issuable upon the exercise of the Company's stock options.

7.   Inventories

Inventories consisted of the following (in thousands of dollars):

                                          September 30,    December 31,
                                               1995           1994
-----------------------------------------------------------------------
Raw materials and semi-finished goods       $ 29,038        $ 22,014
Finished goods                                 2,942           2,024
Hardware component parts                       2,104           1,390
                                            --------        --------
Total                                       $ 34,084        $ 25,428
                                            ========        ========

8.    Subsequent Event

In October 1995, the Acquisition and Merger Agreement related to the acquisi-tion of MPI was amended. This amendment redefined the calculation of the contingent purchase payment and the related terms of payment. Per this amend-ment, the Company paid $22.7 million in October 1995 to former MPI sharehold-ers as consideration for a portion of the contingent purchase payment. The payment will be recorded as an increase in goodwill and will be amortized over the remaining life which was approximately 13 years at the time of payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 1995 compared with Third Quarter 1994

Consolidated net sales for the third quarter 1995 increased $12.2 million or 9.4% as compared to the third quarter of 1994.

Sales for the Company's Financial Services Group ("FSG") increased $2.5 million or 2.4%, which consisted of a 3.0% decrease in units and a price and product mix increase of 5.4%. The unit decrease is related to loss of business in the traditional check printing market and to a general erosion of check orders to the direct-to-consumer markets but was offset positively by the acquisition of dataPRINT during the third quarter 1995 (see Note 3 of the Notes to Condensed Consolidated Financial Statements) and increased activity in non-traditional areas. The positive price and product mix is attributable in part to a general price increase which FSG implemented in December 1994, to revenues from non-traditional areas and to revenues from expedited delivery programs. In general, FSG continues to experience pricing pressures within the traditional check printing industry.

Sales for the Company's Data Services Group ("DSG") increased $6.6 million or 43.0% in the third quarter 1995 versus the comparable period in 1994. The DSG sales increase was primarily due to the acquisition of Financial Products Corporation ("FPC") in September 1994 and the July 1995 acquisition of Quality Computers & Applications, Inc. ("Quality Computers"). These acquisitions contributed over $6 million to DSG's third quarter 1995 revenues.

Revenues for the Company's Information Services Group ("ISG") increased $0.5 million or 6.3% in the third quarter 1995 versus the comparable period in 1994. ISG consists of Marketing Profiles Inc. ("MPI") and FormAtion Technologies, Inc. ("FormAtion") which were acquired in January 1994 and March 1994, respectively. Increases in sales of MPI software products were the primary reason for the ISG revenue increase.

Sales for the Company's Direct Marketing Group ("DMG"), which consists of The Check Store, Inc. ("The Check Store"), continued to exceed the Company's expectations in the third quarter of 1995. The Check Store markets checks and related products directly to consumers and began production operations during the second quarter of 1994. The Check Store's third quarter 1995 sales were over three times greater than the comparable period in 1994. At this time, The Check Store is not material to the consolidated results of the Company.

The consolidated gross margin decreased from 48.2% in 1994 to 45.5% in 1995. FSG's gross margin decreased from 47.9% in 1994 to 44.5% in 1995. The FSG margin decrease is primarily due to increases in the cost of paper and increased activity in certain non-traditional areas which have lower margins. DSG's gross margin decreased from 54.5% in 1994 to 48.9% in 1995 primarily from changes in product mix and to increases in the cost of paper. Both ISG and DMG experienced increases in gross margin for the 1995 period.

Consolidated selling, general and administrative expense increased by $5.1 million or 15.2%, and increased as a percentage of sales from 25.9% in the 1994 period to 27.2% in the 1995 period. This increase is primarily due to marketing expenditures associated with The Check Store and also to the FPC and Quality Computers acquisitions.

Amortization of intangibles, principally resulting from acquisitions, increased by $0.8 million or 26.8%, and increased as a percentage of net sales from 2.2% in 1994 to 2.6% in 1995. This increase is primarily attributable to the FPC and Quality Computers acquisitions.

Other income (expense) increased from an expense of $1.7 million in 1994 to an expense of $1.9 million in 1995.

Income before income taxes decreased $3.6 million or 16.6% and decreased as a percentage of sales from 16.9% in 1994 to 12.9% in 1995. The Company's consolidated effective income tax rate was 40.0% in 1995 compared to 39.8% in 1994.


Year to Date 1995 compared with Year to Date 1994

Consolidated net sales increased $24.8 million or 6.3% as compared to the same period of 1994.

FSG sales decreased $4.9 million or 1.5% from the same period in 1994. The change consisted of a 7.4% decrease in units and a price and product mix increase of 5.9%. The positive price and product mix is attributable in part to a general price increase which FSG implemented in December 1994, to increased revenues from FSG's specialty printing operations and to revenues from expedited delivery programs. The unit decrease is partially due to the loss in 1994 of one large customer, the erosion of check orders to the direct-to-consumer markets and the reduction of business in 1994 with one large customer, although the business retained was renewed at more favorable pricing.

DSG sales increased $16.5 million or 40.3% in 1995 versus the comparable period in 1994. The DSG sales increase was primarily due to acquired operations (FPC and Quality Computers) which contributed over $14 million to DSG's revenues in the 1995 period.

ISG sales contributed $23.7 million to consolidated sales in the 1995 period compared to $18.0 million in 1994. The increase was primarily due to the acquisition of FormAtion in March 1994.

The consolidated gross margin decreased from 47.8% in the 1994 period to 47.2% in the 1995 period. FSG's gross margin was 48.0% in 1994 and compared to 46.9% in 1995. FSG's gross margin was negatively impacted by increases in the cost of paper, competitive pricing pressures in the traditional check printing market and increased activity in certain non-traditional areas which have lower margins but was positively impacted by margin improvements attributable to the price increase mentioned previously. DSG experienced a decrease in its gross margin from 50.0% in the 1994 period to 47.6% in the 1995 period. DSG's margin change is primarily due to product mix changes and to increases in the cost of paper. Cost of goods sold for ISG and DMG totaled $16.6 million in the 1995 period.

Consolidated selling, general and administrative expense increased by $12.6 million or 15.2%, and increased as a percentage of sales from 26.0% in the 1994 period to 27.4% in the 1995 period. This increase is primarily due to marketing expenditures associated with The Check Store and also from expenses attributable to acquired operations (FPC and FormAtion). These increases were partially offset by a decrease in FSG administrative expenses primarily from plant consolidation expenses incurred in 1994.

Amortization of intangibles, principally resulting from acquisitions, increased by $2.2 million or 26.7%, and increased as a percentage of net sales from 2.2% in the 1994 period to 2.5% in the 1995 period. This increase is primarily attributable to the acquisitions of FPC and FormAtion.

Other income (expense) decreased from an expense of $4.9 million in the 1994 period to an expense of $4.7 million in the 1995 period. The decrease was primarily due to gains realized in 1995 on sales of certain investments.

Income before income taxes decreased $4.4 million or 6.8% and decreased as a percentage of sales from 16.6% in 1994 to 14.5% in 1995. The Company's consolidated effective income tax rate for the 1995 period was 40.0% compared to 39.8% in 1994.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operations in the first nine months of 1995 were $53.7 million compared to $86.1 million in 1994. This decrease was primarily due to an increase of working capital (receivables, inventories and other current assets less accounts payable and accrued expenses) in the first nine months of 1995 verses a decrease of the same in the comparable 1994 period. Changes in accounts receivable and inventories during both periods were the major components of changes in working capital. The Company increased its paper stock inventory levels in 1995 to reduce the impact of increases in the cost of paper. Changes in the accounts receivable balances generally are a result of the changes in the levels of revenues. The primary uses of funds during the first nine months of 1995 were for payments of dividends to the Company's shareholders, for capital expenditures and for acquisitions of new businesses (Quality Computers and dataPRINT).

Purchases of property, plant and equipment totaled $22.3 million in the first nine months of 1995, compared to $28.8 million in 1994. The Company estimates that its capital expenditures will total approximately $30 million in 1995.

The Company has unsecured lines of credit which provide for borrowings up to $111.0 million. At September 30, 1995, $12.0 million was outstanding under these lines of credit. The Company also has a note payable outstanding for $12.0 million which is due in January 1996.

On September 30, 1995, the Company had $7.1 million in cash and cash equivalents and short-term investments. The Company believes that its current cash position, funds from operations and the availability of funds under its unsecured lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs, and management is not aware of any condition that would materially alter this trend. The Company also believes that it has sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

OUTLOOK

In September 1995, the Company announced that it received an exclusive five-year contract from Intuit, Inc., to produce computer checks and forms for Quicken software, Intuit's premier product. As a result of this contract, Intuit will be the Company's second largest customer. To meet the production demands associated with this contract, the Company's growing computer checks and forms business and to enhance customer support on the west coast, the Company acquired dataPRINT.

In October 1995, the Company announced that Robert J. Amman had been named chief executive officer and president of the Company. Mr. Amman was previously chief executive officer of Western Union Corp. and vice chairman of its parent company, First Financial Management Corp. Mr. Amman will assume his responsibilities at the Company on November 15, 1995 and Mr. Robert R. Woodson will continue as the Company's chairman.

PART II. OTHER INFORMATION
===========================

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Reference No.                   Description of Exhibit
----------------------------------------------------------------
      10.1                   Acquisition and Merger Agreement by
                             and among Marketing Profiles, Inc. and
                             John H. Harland Company and JH Acquisition
                             Corporation and John O. Dean, Jr and
                             Wendell L. Brooks dated January 7, 1984.

      10.2                   First Amendment dated October 16, 1995
                             to Acquisition and Merger Agreement by and among Marketing Profiles, Inc. and John H. Harland Company and JH Acquisition Corporation and John O. Dean, Jr and Wendell L. Brooks dated January 7, 1984.

      27                     Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended September 30, 1995.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


       November 14, 1995                  William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice-President and Treasurer
                                          (Authorized Officer and
                                          Principal Financial Officer)