Form 10-K405
period 1995-12-31
HARLAND JOHN H CO
filed 1996-04-01
CIK 45599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                             Form 10-K
(Mark One)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1995 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on March 11, 1996 was $661,993,816.
The number of shares of the Registrant's Common Stock outstanding on March 11, 1996 was 30,654,738.

A portion of the Registrant's Definitive Proxy Statement dated March 14, 1996 is incorporated by reference in Part III hereof.

               John H. Harland Company and Subsidiaries

                 Index to Annual Report on Form 10-K

                                                                      Page

                             Part I

Item 1:         Business                                               3

Item 2:         Properties                                             6

Item 3:         Legal Proceedings                                      6

Item 4:         Submission of Matters to a Vote of Security Holders    6

                Executive Officers of the Registrant                   7


                             Part II

Item 5:         Market for the Registrant's Common Equity and
                Related Stockholder Matters                            7

Item 6:         Selected Financial Data                                8

Item 7:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    8

Item 8:         Financial Statements and Supplementary Data            8

Item 9:         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                 8



                            PART III

Item 10:        Directors and Executive Officers of the Registrant     8

Item 11:        Executive Compensation                                 8

Item 12:        Security Ownership of Certain Beneficial Owners
                and Management                                         8

Item 13:        Certain Relationships and Related Transactions         8



                             PART IV

Item 14:        Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                    9

                               PART I
ITEM 1.    BUSINESS

General

     John H. Harland Company (the "Company" or the "Registrant") was founded in 1923 as a general printer and lithographer. The Company, incorporated under the laws of the State of Georgia, with its headquarters in Atlanta, is one of the nation's leading providers of checks, forms and business documents to financial institutions, consumers, brokerage firms and financial software companies. The Company also provides value-added products and services to financial institutions, including database management software systems, and loan origination and platform automation systems. Educational technology products and services are provided by the Company through its Scantron Corporation ("Scantron") subsidiary.

     On October 31, 1995, the Company named Robert J. Amman President and Chief Executive Officer. Robert R. Woodson, formerly President, Chief Executive Officer and Chairman of the Board of Directors, remains as Chairman of the Board Of Directors.

     The Company serves its major markets through two primary business segments, each of which is described below. Reference is made to Note 14 of the Notes to Consolidated Financial Statements on page F17 of this Annual Report on Form 10-K with respect to information concerning the Company's business segments.

Financial Markets

     The Financial Markets ("FM") division is focused on providing products and services to banks, credit unions, brokerage firms and financial software companies. As a result of this focus, the value-added products consisting of compliance solutions and targeted marketing and consulting services provided to financial institutions previously shown as part of the Company's Information Services Group have been combined with the Company's traditional checks and forms printed products ("core business").

     In August 1995, the Company acquired the net assets of dataPRINT, a division of Seattle-based Data Print, Inc. The new entity, Harland dataPRINT, Inc., produces computer-compatible checks and forms, used primarily with personal finance software. Harland dataPRINT, Inc. operates within the FM division.

     FM provides MICR encoded documents and related forms to financial institutions and their customers. FM's product line includes personal and business checks in a variety of multi-colored scenic styles, as well as three-to-a-page, carbonized payroll, voucher, window, and continuous and laser printed computer check formats. Through its specialty print operations, FM produces a variety of small-volume generic and customized products and computer-related documents for financial institutions and other commercial establishments. Such items include custom designed checks, deposit tickets and related products printed with an individual's design and/or personalization, MICR encoded internal control documents and carbon-interleaved forms.

     Through strategic alliances with independent companies, FM addresses security and fraud concerns of financial institutions (via TeleCheck Services, Inc.); provides full-service plastic card programs for financial institutions (via Cardpro Services, Inc.); offers point-of-service capability for the production of MICR readable documents (via Bottomline Technologies, Inc.); and markets recyclable deposit bags to financial institutions (via Learoyd Packaging, Inc.).

     FM's documents are printed on stock lithographed at six base stock plants. FM imprints checks and related related product documents at 41 check printing facilities in 29 states and in Puerto Rico. All of these plants are principally devoted to printing checks, deposit tickets and related forms. Additionally, FM has five facilities dedicated to specialty print operations.

     FM markets products across the United States, Puerto Rico, the West Indies, Mexico, and Panama. The FM sales and marketing organization solicits customers by type (financial, non-financial and international) to provide solutions that meet the customer's individual needs. Financial customers include community-based and regional financial institutions. Non-financial customers consist of selected retail markets such as superstores, software companies, catalog merchandisers and affinity groups. International customers include financial and non-financial customers in international markets.

     FM also provides value-added products and services to financial institutions, including database management software systems, and loan origination and platform automation systems. These products and services are delivered by two of the Company's subsidiaries; Marketing Profiles, Inc. ("MPI") and FormAtion Technologies, Inc. ("FormAtion"), and are designed to increase efficiency and profitability within financial institutions. These products and services consist primarily of computer software and related services, database marketing, consulting and direct mail services, and automated compliance solutions.

     The FM division's principal raw materials are safety paper, form paper and MICR bond paper, which it purchases from a number of large domestic manufacturers. Other raw materials, such as vinyl, inks, checkboards, packaging materials and miscellaneous supplies, are purchased from a number of suppliers. The Company believes that, while recent market conditions have resulted in temporary price volatility with respect to paper purchases, adequate raw materials will be available to support FM's operations.

     FM's primary competitors in the sale of MICR encoded documents and related forms to financial institutions are two other large national printers specializing in check printing, one of which possesses substantially greater sales and financial resources than FM. The Company believes that the primary competitive factors influencing customer buying decisions are printing accuracy, service capabilities, price and the availability of a complete product line. FM compares favorably with its competitors with respect to the factors mentioned above. While accurate statistics with respect to the aggregate level of check production are not readily available, the Company believes that FM is among the largest producers of MICR encoded documents and related forms in the United States. Technological advancements in electronics and personal computers have created possible alternatives to the check as a means for transferring funds. While these alternatives have gained increased market acceptance, the Company believes that they have achieved only limited acceptance among consumers as a preferred method of payment. At this time, the Company cannot accurately predict what future impact these advances in technology may have on FM's check printing business.

     The market for providing database marketing and automated compliance solutions is growing rapidly within the financial services industry. The Company believes that MPI is a leading provider of database marketing software and related solutions to financial institutions. Competition within the market for supplying automated compliance solutions varies by size of financial institution, and FormAtion competes with many other companies to provide solutions for small as well as large financial institutions.

     The Company believes that the loss of any one FM customer would not have a materially adverse effect on the Company's consolidated results of operations.


Education Markets

     The Education Markets ("EM") segment is focused on providing educational technology products, services and solutions to educational institutions. These products and services are provided by the Company through Scantron.

     In July 1995, Scantron purchased the net assets of Detroit-based Quality Computers & Applications. This new entity, Scantron Quality Computers, Inc. ("Quality Computers"), utilizes catalogs and other direct mail to market a proprietary line of software products and peripheral items. Quality Computers is also an authorized distributor of educational products from industry leaders such as Microsoft, Apple, Claris and Broderbund.

     The EM segment provides an array of data management solutions for educational institutions. These data management solutions are generated through EM's principal products and services which include data collection (through optical mark reading, optical character recognition and imaging systems), forms printing, field service and a service bureau. EM serves its primary educational market with forms and equipment used to capture, tabulate and analyze data for test scoring and grade reporting. EM also provides educational technology solutions through a proprietary line of software products and peripheral equipment, and is also an authorized distributor of educational software products from a number of leaders in the educational software industry.

     The EM segment's products are supported through its field service division, which offers maintenance services for the scanning machines and software products related to data collection and analysis activities. EM also operates a service bureau which provides turnkey survey and other data collection solutions to organizations that may or may not own scanning equipment.

     EM markets its products primarily through sales and service representatives throughout the United States and also in Canada.
Representatives sell systems, distribute new equipment and provide ongoing assistance, such as machine servicing and forms development to customers. EM's products are also marketed internationally through distributorships, and via direct mail channels.

     The components used in the assembly and manufacturing of OMR equipment are purchased from equipment manufacturers, supply firms and others. The Company has no reason to believe that the EM segment cannot continue to obtain such materials or suitable substitutes for its operation. EM purchases software for resale from a number of leaders in the educational software industry, and has no reason to believe that it cannot continue to obtain such software in acceptable quantities and at acceptable prices for its operation.

     The data collection market is a highly fragmented industry, with many large and small competitors. EM has focused its efforts within the education market, where scanning technologies utilized by EM are perceived to have an advantage over other methods of data capture and tabulation. The Company believes that Scantron is a leading provider of OMR stand-alone equipment to the educational market in the United States. EM's forms printing operation competes with commercial and specialized forms printers, principally on the basis of product quality, customer service, availability of a complete product line and price to the end user. EM's field service operation competes with various organizations which provide maintenance services, including manufacturers and other national and local field service and maintenance companies. The market for educational software is also highly fragmented, with many large and small competitors. The Company believes that Quality Computers is a leading provider of educational software to educational institutions. The Company believes that the primary factors influencing customer buying decisions in the educational software industry include availability of a broad product line, customer service and price to the end user. EM compares favorably with its competitors with respect to the factors mentioned above.

     There is a seasonal nature to EM's business in the educational market, but it does not significantly affect the Company's consolidated results.

     The Company believes that the loss of any one EM customer would not have a materially adverse effect on the Company's consolidated results of operations.

Patents and Trademarks

      In 1992, the Company received a patent on a Scannable Form and System developed by Scantron. This patent expires in 2009. Also, the Company has trademarks on names of several of its products and services. While the Company believes these patents and trademarks to be of value, it does not consider any of them to be critical to its operations.

Employees

     As of February 29, 1996, the Company and its subsidiaries employed 6,887 people.

ITEM 2.    PROPERTIES

     As of December 31, 1995, the Company and its subsidiaries owned 47 facilities located in 29 states, all but 3 of which were primarily production and service facilities. The Company leases 16 facilities for printing and/or warehouse activities. The Company also leases office space for sales and service activities where there are no production facilities, as well as space for 3 of its subsidiaries. These leases have expiration dates ranging from 1996 to 2006. The Company owns its executive offices in Atlanta, Georgia.

ITEM 3.    LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to all executive officers of the Company.

     Name           Age          Office Held
Robert R. Woodson    63   Chairman
Robert J. Amman      57   President and Chief Executive Officer
Joseph M. O'Connell  40   Senior Vice President and Chief Information Officer
Mark C. Perlberg     39   Senior Vice President and President, International
                          Markets Division
Earl W. Rogers Jr.   47   Senior Vice President and President, Printed
                          Products Division
John C. Walters      55   Senior Vice President and General Counsel
William M. Dollar    47   Vice President, Finance and Treasurer

     Messrs. Woodson, Rogers and Dollar have been employed as executive officers of the Company for more than the past five years.

     Mr. Amman joined the Company in October 1995. Previously, he served as Vice Chairman of First Financial Management Corporation, a diversified information and financial services company, from November 1994 through October 1995. Prior to such time he served as President and Chief Executive Officer of New Valley Corporation, a financial services company, and its Western Union Financial Services subsidiary ("Western Union"), since 1988. A petition under Chapter 11 of the Federal Bankruptcy Code was entered against New Valley Corporation in March 1993, and it emerged from bankruptcy in January 1995.

     Mr. O'Connell joined the Company in February 1996. He previously served as Chief Operating Officer of National Bancard Corporation (NaBANCO), the world's largest merchant credit card processor, from August 1995 until February 1996. He was employed by Western Union for more than the prior five years, last serving as a corporate Vice President.

     Mr. Perlberg joined the Company in February 1996. He was previously employed by Western Union since 1989, last serving as an area Vice President in its international operations.

     Mr. Walters joined the Company in January 1996. He previously served as Executive Vice President of First Financial Management Corporation from November 1994 until December 1995. From 1988 until November 1994 he served as Senior Vice President and General Counsel of New Valley Corporation.

     Messrs. Woodson and Amman are also members of the Board of Directors. Officers are elected annually and serve at the pleasure of the Board of Directors.


                             PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     See the information with respect to the market for and number of holders of the Company's common stock, quarterly market information and dividend information which is set forth on page F19 of this Annual Report on Form 10-K. The Company has an established policy of making quarterly dividend payments to shareholders. The Company expects to pay future cash dividends depending upon the Company's pattern of growth, profitability, financial condition and other factors which the Board of Directors may deem appropriate.

ITEM 6.    SELECTED FINANCIAL DATA

     See the information with respect to selected financial data on page F19 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F20 through F23 of this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information with respect to Financial Statements and Supplementary Data on pages F2 through F18 and page F19, respectively, of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Directors required herein is incorporated by reference to the information under the caption "Election of Directors" in the Registrant's Definitive Proxy Statement for the Annual Shareholders' Meeting dated March 14, 1996 (the "Proxy Statement").
     The information regarding Executive Officers required herein is included in Part I of this report and incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     The information regarding executive compensation is incorporated by reference to the information under the caption "Executive Compensation and Other Information" in the Registrant's Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference to the information under the caption "Election of Directors -- Beneficial Ownership" in the Registrant's Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                             PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
                                                          Page in this
                                                          Annual Report
                                                          on Form 10-k
                                                          -------------
(a)1. Financial Statements:

Management Responsibility for Financial Statements           F2
Independent Auditors' Report                                 F3
Consolidated Balance Sheets                                  F4
Consolidated Statements of Income                            F6
Consolidated Statements of Cash Flows                        F7
Consolidated Statements of Shareholders' Equity              F8
Notes to Consolidated Financial Statements                   F9
Quarterly Financial Information (unaudited)                  F19

(a)2. Financial Statement Schedules:

Schedule II. Valuation and Qualifying Accounts               S1

(a)3.  Exhibits
(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference.)

3.1 * Amended and Restated Articles of Incorporation (Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K")).
3.2 * By-Laws, as amended (Exhibit 3(D) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 10-K")).
4.1 Indenture, as supplemented and amended, relating to 6.75% Convertible Subordinated Debentures due 2011 of Scantron Corporation (omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K; will be furnished to the Commission upon request).
4.2 * Form of Rights Agreement dated as of June 9, 1989, between the Registrant and Citizens and Southern Trust Company (Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 9, 1989).
4.3 * First Amendment dated June 12, 1992 to Rights Agreement dated June 9, 1989 between the Registrant and NationsBank of Georgia Inc., N.A., successor to Citizens and Southern Trust Company (Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).
4.4 * Second Amendment dated July 24, 1992 to Rights Agreement dated June 9, 1989 between the Registrant and Trust Company Bank, successor to NationsBank of Georgia Inc., N.A., and to Citizens and Southern Trust Company (Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).
4.5 * Note Agreement dated as of December 1, 1993 between the Registrant and the purchasers listed on Schedule I of the agreement, for the issuance and sale of $85,000,000 aggregate principal amount of 6.60% Series A Senior Notes Due December 30, 2008 (Exhibit 4.5 to the 1993 10-K ).
4.6 See Articles IV, V and VIII of the Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V, and VIII of the Registrant's By-Laws, as amended, filed as Exhibit 3.2.
10.1 *  Form of Deferred Compensation Agreement between the Registrant and

        Robert R. Woodson (Exhibit 10.1 to the 1993 10-K).
10.2 * Form of Monthly Benefit Amendment to Deferred Compensation Agreement between the Registrant and Mr. Woodson (Exhibit 10(H) to the 1990 10-
        K).
10.3 * Form of Deferred Compensation Agreement between the Registrant and William M. Dollar and Earl W. Rogers Jr. (Exhibit 10.3 to the 1993 10-K).
10.4 * Form of Amendment to Deferred Compensation Agreement between the Registrant and Messrs. Woodson, Dollar and Rogers (Exhibit 10.6 to
        the 1993 10-K).
10.5 * Form of Non-Compete and Termination Agreement between the Registrant and Messrs. Woodson, Dollar and Rogers (Exhibit 10.7 to the 1993 10-
        K).
10.6 Form of Noncompete and Termination Agreement between the Registrant and Joseph M. O'Connell, Mark C. Perlberg and John C. Walters.
10.7 * Form of Executive Life Insurance Plan between the Registrant Messrs. Woodson, Dollar and Rogers (Exhibit 10.8 to the 1993 10-K).
10.8 * John H. Harland Company 1981 Incentive Stock Option Plan, As Extended (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for
        the quarter ended June 30, 1993).
10.9 Amendment to John H. Harland Company 1981 Incentive Stock Option Plan, as Extended, effective April 26, 1996.
10.10   John H. Harland Company Employee Stock Purchase Plan, as amended.
10.11 * Term Loan Agreement dated as of October 25, 1993 between the Registrant and Trust Company Bank for a $15,000,000 Term Loan due 2003 (Exhibit
        10.14 to the 1993 10-K).
21.1    Subsidiaries of the Registrant.
23.1    Consent of Independent Auditors.
27      Financial Data Schedule.

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

                             JOHN H. HARLAND COMPANY

                                William M. Dollar
                                ____________________
                                William M. Dollar
                                Vice President, Finance and
                                Treasurer
                                March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Robert J. Amman        3/26/96          Robert R. Woodson     3/29/96
______________________ ________         ______________________ ________
Robert J. Amman        Date             Robert R. Woodson     Date
President and Director                  Chairman and Director
(Principal Executive Officer)

William M. Dollar      3/29/96          G. Harold Northrop     3/26/96
______________________ ________         ______________________ ________
William M. Dollar      Date             G. Harold Northrop     Date
Vice President, Finance and Treasurer   Director
(Principal Financial and
   Accounting Officer)

                                        H.G. Pattillo          3/26/96
______________________ ________         ______________________ ________
Juanita Powell Baranco Date             H.G. Pattillo          Date
Director                                Director


Lawrence L.            3/26/96
   Gellerstedt Jr                       Larry L. Prince        3/26/96
______________________ ________         ______________________ ________
Lawrence L.            Date             Larry L. Prince        Date
   Gellerstedt Jr                       Director
Director


                                        John H. Weitnauer, Jr. 3/25/96
______________________ ________         ______________________ ________
Edward J. Hawie        Date             John H. Weitnauer, Jr. Date
Director                                Director

John J. McMahon, Jr.   3/25/96
______________________ ________         ______________________ ________
John J. McMahon, Jr.   Date             Robert A. Yellowlees   Date
Director                                Director

                     This page is intentionally left blank.

            JOHN H. HARLAND COMPANY AND SUBSIDIARIES

               Index to Information For Inclusion

                in the Annual Report on Form 10-K

            to the Securities and Exchange Commission

              for the year ended December 31, 1995



Management Responsibility For Financial Statements            F2


Independent Auditors' Report                                  F3


Consolidated Financial Statements
   and Notes to Consolidated Financial Statements             F4


Supplemental Financial Information                            F19


Management's Discussion and Analysis of
   of Operations and Financial Condition                      F20


Supplemental Financial Statement Schedule                     S1




























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

     The Audit Committee of the Board of Directors is composed of directors who are neither officers nor employees of the Company. The Committee meets periodically with management, the Director of Internal Audit and the independent auditors to discuss auditing, the Company's control structure and financial reporting matters. The Director of Internal Audit and the independent auditors have full and free access to the Audit Committee.

William M. Dollar


William M. Dollar
Vice President, Finance and Treasurer























                                     - F2 -

                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of John H. Harland Company:

     We have audited the accompanying consolidated balance sheets of John H. Harland Company and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland Company and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP



DELOITTE & TOUCHE LLP

Atlanta, Georgia
January 26, 1996















                                     - F3 -



               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
           (In thousands except share and per share amounts)
                                                        December 31
                                                      1995        1994
- -----------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                        $  12,862   $  19,959
Short-term investments                                 400       3,250
Accounts receivable from customers, less
  allowance for doubtful accounts of $2,251
  and $1,970                                        67,660      58,790
Inventories:
  Raw materials and semi-finished goods             34,349      22,014
  Hardware component parts                           2,037       1,390
  Finished goods                                     2,858       2,024
Deferred income taxes                                6,523       6,471
Other                                               17,542      11,235
- -----------------------------------------------------------------------
Total current assets                               144,231     125,133
- -----------------------------------------------------------------------


INVESTMENTS AND OTHER ASSETS:
Investments                                          8,188      11,606
Goodwill and other intangibles - net               133,092     101,887
Other                                               24,030      21,856
- -----------------------------------------------------------------------
Total investments and other assets                 165,310     135,349
- -----------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT:
Land                                                 9,852       9,687
Buildings and improvements                          80,867      75,638
Machinery and equipment                            234,284     218,965
Furniture and fixtures                              19,884      17,284
Leasehold improvements                               2,954       2,319
Additions in progress                               16,159      11,775
- -----------------------------------------------------------------------
Total                                              364,000     335,668
Less accumulated depreciation and amortization     198,891     173,867
- -----------------------------------------------------------------------
Property, plant and equipment - net                165,109     161,801
- -----------------------------------------------------------------------


Total                                            $ 474,650   $ 422,283
=======================================================================

See Notes to Consolidated Financial Statements.



                                     - F4 -

CONSOLIDATED BALANCE SHEETS (continued)




                                                        December 31
                                                      1995        1994
- -----------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                  $  35,000   $  14,000
Accounts payable - trade                            26,311      18,981
Deferred revenues                                   25,141      17,724
Accrued liabilities:
  Salaries, wages and employee benefits             18,217      17,101
  Taxes                                              4,698       4,836
  Other                                             11,703      14,588
- -----------------------------------------------------------------------
Total current liabilities                          121,070      87,230
- -----------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term debt                                     114,574     115,226
Deferred income taxes                                4,504       4,806
Other                                               12,355      11,607
- -----------------------------------------------------------------------
Total long-term liabilities                        131,433     131,639
- -----------------------------------------------------------------------

Total liabilities                                  252,503     218,869
- -----------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (see Note 13)

SHAREHOLDERS' EQUITY:
Series preferred stock, authorized 500,000
  shares of $1.00 par value, none issued
Common stock, authorized 144,000,000 shares of
  $1.00 par value, 37,907,497 shares issued         37,907      37,907
Additional paid-in capital                           2,375       3,389
Foreign currency translation adjustment                 54          54
Retained earnings                                  361,554     346,660
- -----------------------------------------------------------------------
Total shareholders' equity                         401,890     388,010
Less 7,252,740 and 7,468,591 shares in
  treasury, at cost                                179,743     184,596
- -----------------------------------------------------------------------
Shareholders' equity - net                         222,147     203,414
- -----------------------------------------------------------------------

TOTAL                                            $ 474,650   $ 422,283
=======================================================================

See Notes to Consolidated Financial Statements.



                                     - F5 -


               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
               (In thousands except per share amounts)

                                                Year ended December 31
                                              1995       1994       1993
- -------------------------------------------------------------------------
NET SALES                                $ 561,617  $ 521,266  $ 519,486
- -------------------------------------------------------------------------
COST AND EXPENSES:
Cost of sales                              301,921    271,650    288,786
Selling, general and administrative
  expenses                                 153,762    136,100    125,077
Employees' profit sharing                    7,874      9,914      9,614
Amortization of intangibles                 14,840     11,590      8,702
- -------------------------------------------------------------------------
Total                                      478,397    429,254    432,179
- -------------------------------------------------------------------------

INCOME FROM OPERATIONS                      83,220     92,012     87,307
- -------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                            (8,714)    (7,747)    (2,603)
Other-net                                    2,397        861        970
- -------------------------------------------------------------------------
Total                                       (6,317)    (6,886)    (1,633)
- -------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                  76,903     85,126     85,674

INCOME TAXES                                30,886     33,886     33,152
- -------------------------------------------------------------------------
NET INCOME                               $  46,017  $  51,240  $  52,522
=========================================================================

NET INCOME PER COMMON SHARE              $    1.51  $    1.68  $    1.62
=========================================================================

See Notes to Consolidated Financial Statements.




                                     - F6 -


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                Year ended December 31
                                              1995       1994       1993
- -------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                $ 46,017   $ 51,240   $ 52,522
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization             48,317     41,539     35,102
  Loss (gain) on sale of assets               (239)       472        599
  Other                                      2,426      2,365      1,733
  Change in assets and liabilities net of
    effects of businesses acquired:
    Accounts receivable                     (9,575)     7,586      3,059
    Inventories and other current assets   (18,986)       987      3,347
    Accounts payable and accrued expenses   10,634      4,677     (1,939)
    Other - net                                114     (1,031)      (434)
- -------------------------------------------------------------------------
Net cash provided by operating activities   78,708    107,835     93,989
- -------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (33,391)   (37,474)   (27,121)
Proceeds from sale of property, plant and
  equipment                                  1,748      3,902      1,474
Payment for acquisition of businesses -
  net of cash acquired                     (36,464)   (60,571)    (9,564)
Change in short-term investments - net       2,850       (601)    (1,750)
Investment in equity securities                        (4,300)
Other - net                                 (1,612)    (5,762)    (2,469)
- -------------------------------------------------------------------------
Net cash used in investing activities      (66,869)  (104,806)   (39,430)
- -------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                4,000    100,000
Short-term borrowings-net                    9,000     10,000    (18,000)
Purchases of treasury stock                    (52)    (5,484)   (99,435)
Issuance of treasury stock                   3,879      3,826      4,779
Dividends paid                             (31,123)   (29,903)   (30,448)
Other - net                                   (640)      (255)    (1,046)
- -------------------------------------------------------------------------
Net cash used in financing activities      (18,936)   (17,816)   (44,150)
- -------------------------------------------------------------------------
Increase (decrease) in cash and cash
  equivalents                               (7,097)   (14,787)    10,409
Cash and cash equivalents at beginning of
  year                                      19,959     34,746     24,337
- -------------------------------------------------------------------------
Cash and cash equivalents at end of year  $ 12,862   $ 19,959   $ 34,746
=========================================================================
Cash paid during the year for:
  Interest                                $  8,483   $  8,061   $  2,144
=========================================================================
  Income taxes                            $ 31,708   $ 32,263   $ 38,785
=========================================================================

See Notes to Consolidated Financial Statements.

                                     - F7 -

                               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (In thousands except share and per share amounts)

                                               --- Years Ended December 31, 1995, 1994 and 1993 ---
                                                                                            Foreign
                                                        Additional                          Currency
                                              Common     Paid-In     Retained    Treasury  Translation
                                              Stock      Capital     Earnings     Stock    Adjustment
- -------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                    $ 37,907   $ 4,326    $ 303,249  $  (89,447)    $ 187
Net income                                                             52,522
Cash dividends, $.94 per share                                        (30,448)
Purchase of 3,792,377 shares of treasury
  stock                                                                           (99,435)
Issuance of 228,523 shares of treasury
  stock under employee stock plans                          (250)                   5,029
Foreign currency translation adjustment                                                        (115)
Other                                                        149
- -------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                      37,907     4,225      325,323    (183,853)       72
Net income                                                             51,240
Cash dividends, $.98 per share                                        (29,903)
Purchase of 258,847 shares of treasury
  stock                                                                            (5,484)
Issuance of 212,159 shares of treasury
  stock under employee stock plans                          (915)                   4,741
Foreign currency translation adjustment                                                         (18)
Other                                                         79
- -------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                      37,907     3,389      346,660    (184,596)       54
Net income                                                             46,017
Cash dividends, $1.02 per share                                       (31,123)
Purchase of 2,337 shares of treasury
  stock                                                                               (52)
Issuance of 218,188 shares of treasury
  stock under employee stock plans                        (1,026)                   4,905
Other                                                         12
- -------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                    $ 37,907   $ 2,375    $ 361,554  $ (179,743)    $  54
=======================================================================================================

See Notes to Consolidated Financial Statements.

                                     - F8 -

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES:
     Consolidation - The consolidated financial statements include the financial statements of John H. Harland Company and its wholly-owned subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated. The Company's 50% investment in an affiliated company is accounted for on the equity method.
     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
     Inventories - Inventories are stated at the lower of cost or market. Cost of inventory for checks and related forms is determined by average costing. Cost of scannable forms and hardware component parts inventories is determined by the first-in, first-out method. Cost of data entry terminals is determined by the specific identification method.
     Investments - Short-term investments are carried at cost plus accrued interest, which approximates market, and consist primarily of certificates of deposit and demand notes with original maturities in excess of three months. Marketable equity securities included in long-term investments, which are insignificant, are carried at cost which approximates market. Other long-term investments are carried principally at cost.
     Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation of buildings is computed primarily by the declining balance method. Depreciation of equipment, furniture and fixtures is calculated by the straight-line or sum-of-the-years digits methods. Leasehold improvements are amortized by the straight-line method over the life of the lease or the life of the property, whichever is shorter. Accelerated methods are used for income tax purposes for all property where it is allowed.
     Goodwill and Other Intangibles - Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over periods from 10 to 40 years. Other intangible assets consist primarily of purchased customer lists and non-compete covenants which are amortized on a straight-line basis over periods ranging from 2 to 8 years. Carrying values of goodwill and other intangibles are periodically reviewed to assess recoverability based on expectations of undiscounted cash flows and operating income for each related business unit. Impairments would be recognized in operating results if a permanent diminution in value were expected. The Company also evaluates the amortization periods of intangible assets to determine whether events or circumstances warrant revision to estimated useful lives. The Company believes that no material impairment of goodwill and other intangibles exists at December 31, 1995.
     Revenue Recognition - Sales of products and services are recorded based on shipment of products or performance of services. Revenue from maintenance contracts is deferred and recognized over the period of the agreements.
     Net Income Per Share - Net income per common share is based on the weighted average number of shares of common stock and common share equivalents outstanding during each year which was 30,557,594 for 1995; 30,516,799 for 1994 and 32,460,128 for 1993. Common share equivalents include the number of shares issuable upon the exercise of the Company's stock options and the conversion of convertible securities, if dilutive.


                                     - F9 -

The difference between primary and fully diluted common share equivalents is not significant.
     Income Taxes - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") in which deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
     Reclassifications - Certain reclassifications have been made in the 1993 and 1994 financial statements to conform to the 1995 classifications.
     New Accounting Standards - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 addresses issues surrounding the measurement and recognition of losses when the value of certain assets has been deemed to be permanently impaired. The Company plans to adopt SFAS 121 in 1996 and believes that there will be no material effect on its financial position or results of operations from adopting SFAS 121.
  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes fair value methods of accounting for stock options and other forms of stock-based transactions and is effective for fiscal years beginning after December 15, 1995. Under SFAS 123, companies are not required to adopt a fair value method of accounting for employee stock-based transactions. They are permitted to continue to account for such transactions pursuant to Accounting Principles Board Opinion No. 25 ("APB 25") but must disclose pro forma net income and earnings per share as if a fair value method of accounting had been applied. The Company intends to continue accounting for employee stock option transactions in accordance with the requirements of APB 25.

2. ACQUISITIONS: During 1995, 1994 and 1993, the Company acquired the businesses described below, which were accounted for using the purchase method of accounting. The results of operations of each acquisition are included in the consolidated financial statements from the date of acquisition. Certain of these purchase agreements provide for subsequent contingent payments which, if paid, will be recorded as an increase in goodwill and will be amortized over the remaining life of the associated goodwill.
     On July 3, 1995, the Company's wholly-owned subsidiary, Scantron Corporation, acquired the net assets of Quality Computers & Applications Inc. ("QCA") for cash paid at closing and a contingent purchase payment payable in 1999. The contingent purchase payment is based upon a multiple of QCA 1998 operating results as defined in the acquisition agreement. The acquisition price was funded with proceeds from short-term borrowings. QCA is based in Detroit, Michigan and is a mail-order retailer of software and hardware to the educational technology market.The new entity operates under the name Scantron Quality Computers, Inc.
     On August 31, 1995, the Company acquired the net assets of dataPRINT ("dataPRINT"), a division of Data Print, Inc., for cash and a note payable. The cash paid at closing was funded with proceeds from short-term borrowings. dataPRINT is based in Seattle, Washington and produces computer-compatible forms, particularly forms utilized by personal finance software packages. The new entity operates under the name Harland dataPRINT, Inc.
     Assets acquired through acquisitions in 1995 totaled $23.1 million, net of liabilities assumed of $1.8 million. Cash paid out for these acquisitions totaled $11.1 million along with a note payable made by the


                                     - F10 -

Company for $12.0 million which was paid in January 1996. Of the total acquisition costs, $20.3 million was preliminarily allocated to intangible assets, of which $10.6 million represented goodwill which is being amortized over 15-20 year periods.
     On January 7, 1994, the Company acquired Marketing Profiles, Inc. ("MPI") for cash paid at closing and a contingent purchase payment payable in 1997 to the former MPI shareholders. The contingent purchase payment is based upon a multiple of MPI's 1996 operating results as defined in the acquisition agreement. In October 1995, the acquisition agreement related to the MPI acquisition was amended to redefine the calculation of the contingent purchase payment and the related terms of payment. In accordance with this amendment, the Company paid $22.7 million in October 1995 to former MPI shareholders for a portion of the contingent purchase payment. The payment was recorded as an increase in goodwill and is being amortized over the remaining estimated life which was approximately 13 years at the time of payment. MPI is a database marketing and consulting company which provides software products and related marketing services to the financial industry.
     On March 31, 1994, the Company acquired the net assets of FormAtion Technologies, Inc. ("FormAtion") for cash paid at closing and a contingent purchase payment payable in 1997 to the former FormAtion shareholders. The contingent purchase payment is based upon a multiple of FormAtion's operating results during the three-year period ending in 1996 as defined in the acquisition agreement. In 1995, the Company paid $2.7 million for early settlement and termination of the contingent purchase agreement. FormAtion develops, markets and supports lending and platform automation software for the financial industry.
     On September 30, 1994, the Company's wholly-owned subsidiary, Scantron Corporation, acquired the net assets of Financial Products Corporation ("FPC") for cash paid at closing. FPC is a provider of maintenance and repair services for a broad variety of computers, peripherals, networks and operating systems. FPC serves financial, commercial, governmental and medical markets.
     Assets acquired through acquisitions in 1994 totaled $65.4 million, net of liabilities assumed of $18.9 million. The cash paid for these acquisitions totaled $65.0 million and estimated acquisition-related costs totaled $0.4 million. The purchases were funded with a portion of the proceeds received in the December 1993 issuance of long-term debt, proceeds from short-term borrowings and from internally generated funds. In 1995, contingent purchase payments of $25.4 million were made related to these acquisitions. Of the total acquisition costs (including contingent purchase price payments), $84.7 million was allocated to intangible assets, of which $78 million represented goodwill which is being amortized over 10-25 year periods.
     On January 1, 1993, the Company completed the acquisition of substantially all the net assets of the Denver-based Rocky Mountain Bank Note Company ("RMBN") for cash of $37.9 million and acquisition-related costs of approximately $8.9 million. The purchase was funded through short-term borrowings of $18.0 million and by internally generated funds. Assets acquired totaled $46.8 million, net of liabilities assumed of $2.0 million. Of the total acquisition cost, $25.7 million was allocated to intangible assets, of which $10.7 million represented goodwill which is being amortized over a 40 year period.
     Goodwill and other intangible assets acquired in acquisitions consist of the following as of December 31, (in thousands):





                                     - F11 -

                                                 1995         1994
- ----------------------------------------------------------------------
Goodwill                                     $ 116,267    $  79,943
Non-compete covenants                           30,650       30,600
Customer lists                                  25,843       16,133
- ----------------------------------------------------------------------
Total                                          172,760      126,676
Less accumulated amortization                   39,668       24,789
- ----------------------------------------------------------------------
Total                                        $ 133,092    $ 101,887
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


                                          1995       1994       1993
- ----------------------------------------------------------------------
Net sales                             $ 577,204  $ 561,406  $ 560,231
Net income                               44,657     51,617     52,004
Net income per common share                1.46       1.69       1.60

     The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future consolidated results of operations.

3. INVESTMENTS AND OTHER ASSETS: Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and accordingly, certain of the Company's investments have been classified as available-for-sale securities. The impact of the adoption of SFAS 115 was not significant to the Company's financial statements. The difference between market value of such investments and cost is not significant at December 31, 1995 and 1994.
     In 1994, the Company invested $2.3 million in Galas Harland, S.A. de C.V. ("Galas Harland"), a check printing joint venture in Mexico. The investment in Galas Harland is accounted for using the equity method. At December 31, 1994, the Company's long-term investments primarily consisted of investments in limited partnerships, Galas Harland and other investments.
     Other assets consist primarily of capitalized software development costs, which are amortized over a period of three years, prepaid customer incentive payments, which are amortized as a reduction of sales over the life of the related contract and field service parts.

4. SHORT-TERM DEBT: At December 31, 1995, the Company had available unsecured lines of credit under which it could borrow up to $111 million in the form of short-term notes, for which no compensating balances or commitment fees are required. At December 31, 1995, $23 million was outstanding under these unsecured lines of credit, bearing an average variable interest rate of 6.16%. At December 31, 1994, $14 million was outstanding under these unsecured lines of credit, bearing an average variable interest rate of 6.41%.
     On August 31, 1995, the Company issued a note payable in the amount of $12 million in conjunction with its acquisition of the net assets of dataPRINT (see note 2). This note payable bears interest at a fixed rate of 4% and was paid in January 1996.



                                     - F12 -

5. LONG-TERM DEBT: The Company's long-term debt consisted of the following as of December 31, (in thousands):

                                                 1995         1994
- ----------------------------------------------------------------------
Series A Senior Notes                        $  85,000    $  85,000
Term Loan                                       15,000       15,000
Convertible Subordinated Debentures             10,157       10,621
Industrial Development Refunding
  Revenue Bonds                                  4,000        4,000
Other                                              867        1,185
- ----------------------------------------------------------------------
Total                                          115,024      115,806
Less current portion                               450          580
- ----------------------------------------------------------------------
Long-term debt                               $ 114,574    $ 115,226
======================================================================

     In December 1993, the Company issued $85 million of Series A Senior Notes ("Senior Notes") and arranged a $15 million Term Loan ("Term Loan"). The Senior Notes and the Term Loan bear interest at fixed interest rates of 6.60% and 6.63%, respectively. The Senior Notes mature from 2004 to 2008 and the Term Loan is due 2003.
     The Company's 6.75% convertible subordinated debentures are convertible into common stock of the Company at any time prior to maturity, at a conversion price of $25.17 per share, subject to adjustment in certain events. At December 31, 1995, 328,249 shares of common stock were reserved for conversion of the debentures. The debentures are entitled to an annual mandatory sinking fund, commencing June 1, 1996, calculated to retire 75% of the debentures prior to maturity in 2011. In 1995, the Company acquired $500 thousand face value of debentures and intends to utilize the reacquired debentures to partially satisfy the 1996 sinking fund requirement. The debentures are redeemable, in whole or in part, at any time at the option of the Company at specific redemption prices plus accrued interest. The debentures are subordinated to all senior debt.
     On July 1, 1994, the Company executed certain agreements under which $4 million face value of Industrial Development Refunding Revenue Bonds - Series 1994 ("the Bonds") were issued with interest at variable rates which averaged 3.96% in 1995 and are due 2004. Proceeds from the issuance were used to repay in full the Company's existing Industrial Development Revenue Bond, which matured on July 1, 1994.
     The debt agreements relating to the Senior Notes, the Term Loan and the Bonds contain certain covenants, the most restrictive of which limit the amount of funded indebtedness of the Company and require the Company to maintain a minimum fixed charge coverage ratio. At December 31, 1995, the Company was in compliance with the covenants associated with these debt instruments.
     Other long-term debt relates principally to capitalized lease obligations.
     Annual maturities of long-term debt including sinking fund requirements (less subordinated debentures reacquired) during the next five years are: 1996-$450,000; 1997-$831,000; 1998-$686,000; 1999-
$590,000; and 2000-$590,000.

6. INCOME TAXES: The provision for income taxes for the years ended December 31, 1995, 1994 and 1993 includes the following (in thousands):






                                     - F13 -


                                          1995       1994       1993
- ----------------------------------------------------------------------
Current:
  Federal                              $ 27,226   $ 28,754   $ 28,350
  State                                   4,014      6,289      7,090
- ----------------------------------------------------------------------
Total                                    31,240     35,043     35,440
- ----------------------------------------------------------------------
Deferred:
  Federal                                  (325)      (963)    (1,999)
  State                                     (29)      (194)      (289)
- ----------------------------------------------------------------------
Total                                      (354)    (1,157)    (2,288)
- ----------------------------------------------------------------------
Total                                  $ 30,886   $ 33,886   $ 33,152
======================================================================

     The tax effects of significant items comprising the Company's net deferred tax asset and liability as of December 31 are as follows (in thousands):

                                                 1995         1994
- ----------------------------------------------------------------------
Current deferred tax asset:
  Accrued vacation                             $ 2,124      $ 2,367
  Deferred revenue                               1,911
  Accrued liabilities                            2,103        4,150
  Other                                            385          (46)
- ----------------------------------------------------------------------
Total                                            6,523        6,471
- ----------------------------------------------------------------------
Noncurrent deferred tax liability:
  Difference between book and tax basis
    of property                                (14,767)     (15,063)
  Deferred revenue                               2,148        2,157
  Deferred compensation                          1,701        1,678
  Acquisition reserves                           1,952        2,326
  Postretirement benefit obligation              2,806        2,316
  Other                                          1,656        1,780
- ----------------------------------------------------------------------
Total                                           (4,504)      (4,806)
Valuation allowance                                  0            0
- ----------------------------------------------------------------------
Net deferred tax asset                         $ 2,019      $ 1,665
======================================================================

   A reconciliation between the Federal income tax statutory rate and the Company's effective income tax rate is as follows:

                                          1995       1994       1993
- ----------------------------------------------------------------------
Statutory rate                            35.0%      35.0%      35.0%
State and local income taxes,
  net of Federal income tax benefit        4.8        4.7        5.0
Income from Puerto Rico                   (1.7)      (1.6)      (3.7)
Other, net                                 2.1        1.7        2.4
- ----------------------------------------------------------------------
Effective income tax rate                 40.2%      39.8%      38.7%
======================================================================

7. SHAREHOLDERS' EQUITY: Each share of common stock includes a stock purchase right which is not currently exercisable but would become exercisable upon occurrence of certain events as provided for in the Rights Agreement. The rights expire on July 5, 1999.


                                     - F14 -

8. EMPLOYEE STOCK PURCHASE PLAN: The Company has an Employee Stock Purchase Plan under which employees are granted an option to purchase shares of the Company's common stock during the quarter in which the option is granted. The option price is 85% of the fair market value of the stock at the beginning or end of the quarter, whichever is lower. Options for shares were exercised at prices ranging from $16.89 to $19.23 in 1995, $17.16 to $18.70 in 1994 and $18.70 to $23.06 in 1993. At
December 31, 1995, there were 1,012,090 shares of common stock reserved for purchase under the plan.

9. STOCK OPTION PLANS: The Company has granted incentive and non-qualified stock options to certain key employees to purchase shares of the Company's common stock at no less than fair market value of the common stock on the date of grant. Prior to 1995, the options generally became fully exercisable one year from date of grant. One grant in 1995, subject to shareholders' approving additional shares for the plan, will vest over a five-year period.
     Option transactions during the three years ended December 31, 1995 are as follows:

                                                         Exercise
                                          Shares          Price
- ----------------------------------------------------------------------
Balance, December 31, 1992               360,149      $  9.11-24.75
  Options:
    Granted                              102,157        23.88-26.25
    Exercised                            (55,467)        9.11-23.50
    Cancelled                            (31,151)       11.34-24.75
- ----------------------------------------------------------------------
Balance, December 31, 1993               375,688         9.11-26.25
  Options:
    Granted                              114,250              21.75
    Exercised                             (4,034)        9.11-21.88
    Cancelled                           (100,051)       11.59-26.25
- ----------------------------------------------------------------------
Balance, December 31, 1994               385,853        11.59-26.25
  Options:
    Granted                            1,123,250        19.38-30.00
    Exercised                            (15,652)       11.59-18.28
    Cancelled                            (82,443)       19.38-26.25
- ----------------------------------------------------------------------
Balance, December 31, 1995             1,411,008      $ 11.59-30.00
======================================================================

     At December 31, 1995, there were options for 295,423 shares exercisable and 1,270,952 shares of common stock reserved for options under the plans.

10. PROFIT SHARING, 401(k) AND DEFERRED COMPENSATION: The Company has a non-contributory profit sharing plan to provide retirement income for most of its employees. The Company is required to contribute to the profit sharing plan's trust fund an amount equal to 7.5% of its income before income taxes and profit sharing contribution plus such additional amount as the Board of Directors may determine, up to a maximum of 15% of the aggregate compensation of participating employees (see Consolidated Statements of Income).
     The Company has a 401(k) plan for all of its employees and matches a portion of employees' contribution for certain of the company's subsidiaries which do not participate in the previously mentioned profit sharing plan. In January 1996, the Company's Board of Directors approved the merger of the profit sharing plan into the 401(k) plan.



                                     - F15 -

     The Company has unfunded deferred compensation agreements with certain officers. The present value of cash benefits payable under the agreements is being provided over the periods of active employment and totaled approximately $4.2 million at December 31, 1995. The charge to expense for the agreements was $317,000 in 1995, $365,000 in 1994 and $345,000 in 1993.

11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS: The Company sponsors two defined postretirement benefit plans that cover qualifying salaried and non-salaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience, while the life insurance plan is noncontributory. The Company's intent is that the retiree provide approximately 50% of the actual cost of providing the medical plan. Neither plan is funded.
     As of December 31, 1995, the accumulated postretirement benefit obligation ("APBO") under such plans was $8,657,123. The following table reconciles the plans' status to the accrued postretirement health care and life insurance liability as reflected on the balance sheet as of December 31 (in thousands):

                                                 1995         1994
- ----------------------------------------------------------------------
APBO:
  Retirees                                     $ 2,469      $ 1,609
  Fully eligible participants                    1,954        1,516
  Other participants                             4,234        3,749
- ----------------------------------------------------------------------
                                                 8,657        6,874
Unrecognized net gain (loss)                      (877)         269
- ----------------------------------------------------------------------
Accrued postretirement benefit obligation
  - included in Other Liabilities              $ 7,780      $ 7,143
======================================================================

     Net postretirement costs are summarized as follows (in thousands):

                                          1995       1994       1993
- ----------------------------------------------------------------------
Service costs                            $ 280      $ 303      $ 245
Interest on APBO                           543        564        523
Net amortization                                       33
- ----------------------------------------------------------------------
Net periodic postretirement cost         $ 823      $ 900      $ 768
======================================================================

     For measurement purposes, the cost of providing medical benefits was assumed to increase by 10.0% in 1995, decreasing to an annual rate of 7.5% after 1998. The medical cost trend rate assumption could have a significant effect on amounts reported. An increase of 1.0% in the assumed rate of increase would have had the effect of increasing the APBO by $881,000 and the net periodic postretirement cost by $119,000. The weighted average discount rate used in determining the APBO was 7.75% in 1995, 8.0% in 1994 and 7.5% in 1993 and employee earnings were estimated to increase 4.5% annually until age 65.
     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The adoption of SFAS 112 was not significant to the Company's financial position or results of operations.

12. FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:



                                     - F16 -

     Short-term investments - The carrying value approximates fair value because of the short maturity of those instruments.
     Long-term investments - The fair values of certain investments are estimated based on quoted market prices. The fair values of the Company's investments in limited partnerships are based on estimates by general partners in the absence of readily ascertainable market values. For the Company's other investments, which are not actively traded and are immaterial, fair value is based on an estimate of the net realizable value of those investments.
     Short-term debt - The carrying value approximates fair value. Long-term debt - The fair value of the Company's convertible debentures is based on recent market quotes. The carrying value of the Company's Industrial Development Refunding Revenue Bonds approximates fair value.The fair value of other long-term debt is based on estimated rates currently available to the Company for debt with similar terms and maturities.
     The carrying value and estimated fair values of the Company's financial instruments at December 31 are as follows (in thousands):

                                Carrying Value        Fair Value
                                1995      1994      1995      1994
- ----------------------------------------------------------------------
Assets:
  Short-term investments     $    400  $  3,250  $    400  $  3,250
  Long-term investments         5,798     9,125     7,051    10,322
Liabilities:
  Short-term debt              35,000    14,000    35,000    14,000
  Long-term debt              114,574   115,226   114,315    99,622


13. COMMITMENTS AND CONTINGENCIES: In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.
     Total rental expense was $8,081,000 in 1995, $9,147,000 in 1994 and
$12,257,000 in 1993. Minimum annual rentals under non-cancellable operating leases total $22,920,000 and range from $7,968,000 in 1996 to $1,819,000 in 2000.

14. BUSINESS SEGMENTS: In 1995, the Company redefined its business based upon markets served. The Financial Markets ("FM") segment focuses on providing products and services to banks, credit unions, brokerage firms and financial software companies. As a result, the products consisting of compliance solutions and targeted marketing and consulting services provided to financial institutions previously shown as part of the Information Services Group have been combined with the traditional check and forms printing products in the FM segment. The Education Markets ("EM") segment is comprised of products targeted for educational institutions and include data collection/tabulation solutions, and equipment maintenance solutions. Remaining operations consist primarily of data collection/tabulation and equipment maintenance solutions for commercial, international and governmental markets. EM and other operations' financial information is not significant and both are combined with corporate items.
   The Company's operations are primarily in the United States and Puerto Rico. There were no significant intersegment sales and no material amounts of the Company's sales are dependent upon a single customer. Equity investments as well as foreign assets are not significant to the consolidated results of the Company. Operating income excludes interest income, interest expense and other non-operating gains and losses. Corporate assets consist primarily of cash and cash equivalents, investments and other assets not employed in production.
     Summarized financial information by business segment for 1995, 1994 and 1993 is as follows (in thousands):


                                     - F17 -


                                      Corporate
                         Financial       and
                          Markets       Other     Consolidated
1995
  Sales                  $ 484,342    $ 77,275     $ 561,617
  Operating income          88,756      (5,536)       83,220
  Identifiable assets      383,493      91,157       474,650
  Depreciation and
    amortization            40,641       7,676        48,317
  Capital expenditures      29,160       4,231        33,391
1994
  Sales                  $ 462,809    $ 58,457     $ 521,266
  Operating income          98,883      (6,871)       92,012
  Identifiable assets      326,515      95,768       422,283
  Depreciation and
    amortization            36,278       5,261        41,539
  Capital expenditures      33,673       3,801        37,474
1993
  Sales                  $ 464,462    $ 55,024     $ 519,486
  Operating income          93,439      (6,132)       87,307
  Identifiable assets      282,760      82,212       364,972
  Depreciation and
    amortization            29,949       5,153        35,102
  Capital expenditures      22,833       4,288        27,121



































                                     - F18 -

JOHN H. HARLAND COMPANY AND SUBSIDIARIES - Supplemental Financial
Information

SELECTED QUARTERLY FINANCIAL DATA, DIVIDENDS PAID AND STOCK PRICE RANGE
(In thousands except per share amounts)

                             ---------  Quarter ended ----------
                       March 31      June 30  September 30  December 31
- -----------------------------------------------------------------------
1995:
  Net sales           $ 138,291    $ 136,068    $ 141,348    $ 145,910
  Gross profit           67,687       64,217       64,320       63,472
  Net income             12,763       12,468       10,958        9,828
  Per common share:
    Net income              .42          .41          .36          .32
    Dividends paid         .255         .255         .255         .255
    Market price:
      High               22 7/8       23 5/8           23       22 1/8
      Low                19 1/8       21 5/8       21 5/8       19 3/4

1994:
  Net sales           $ 131,043    $ 130,752    $ 129,154    $ 130,317
  Gross profit           61,937       62,547       62,299       62,833
  Net income             12,986       12,841       13,133       12,280
  Per common share:
    Net income              .43          .42          .43          .40
    Dividends paid         .245         .245         .245         .245
    Market price:
      High               24 3/4       23 1/4       22 5/8           22
      Low                21 5/8       21 1/8       20 1/4       19 3/8

The Company's common stock (symbol:JH) is listed on the New York Stock Exchange. At December 31, 1995 there were 8,657 shareholders of record.

SELECTED FINANCIAL DATA
(In thousands except per share amounts)

                         --------- Year ended December 31 ---------
                         1995      1994      1993      1992      1991
- ----------------------------------------------------------------------
Net sales           $ 561,617 $ 521,266 $ 519,486 $ 444,980 $ 378,659
Net income             46,017    51,240    52,522    56,638    47,435
Total assets          474,650   422,283   364,973   339,880   351,554
Long-term debt        114,574   115,226   111,542    12,622    11,661
Per common share:
  Net income             1.51      1.68      1.62      1.59      1.27
  Dividends paid         1.02       .98       .94       .90       .86
Average number of
  shares outstanding   30,558    30,517    32,460    35,689    37,469

  Refer to Note 2 of the Notes to Consolidated Financial Statements regarding the impact of acquisitions in 1995, 1994 and 1993. In 1991, the Company's financial results were impacted by a change in accounting method for postretirement benefits and by a restructuring charge which included restructuring and revaluation of certain subsidiaries and investments and certain taxes related to the repatriations of earnings from Puerto Rico.









                                     - F19 -

JOHN H. HARLAND COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  In 1995, the Company redefined its business based upon markets served. The Financial Markets ("FM") segment is focused on providing products and services to banks, credit unions, brokerage firms and financial software companies. As a result of this focus, the value-added products consisting of compliance solutions and targeted marketing and consulting services provided to financial institutions previously shown as part of the Company's Information Services Group have been combined with the Company's traditional check and forms printing products.
  The Education Markets ("EM") segment is comprised of products targeted for educational institutions and includes data collection/tabulation and equipment maintenance solutions.
  The Company's remaining operations consist primarily of data collection/tabulation and equipment maintenance solutions for commercial, international and governmental markets.
Results of Operations
1995 versus 1994
  Consolidated net sales increased $40.4 million or 7.7% and represented the Company's 46th consecutive year of sales increases. FM sales totaled $484.3 million, an increase of $21.5 million over the 1994 period. This increase is due in part to the acquisition of dataPRINT ("dataPRINT") in August 1995, the growth of a new business established in 1994 and an increase in FM's targeted marketing and consulting services sales. Sales for core check and forms products increased $3.8 million or 0.9% in 1995. This change consisted of a 5.0% decrease in units and a price and product mix increase of 5.9%. The positive price and product mix is attributable in part to price increases implemented in December 1994 and 1995, the acquisition of dataPRINT and revenues from expedited delivery programs. The unit decrease is partially due to the loss during 1994 of one large customer, the loss during 1995 of another large customer and the loss of check orders to direct-to-consumer markets.
  EM sales increased $4.7 million or 13.0% from the same period in 1994. This increase was principally due to the acquisition of Quality Computers & Applications Inc. ("QCA") in July 1995.
  Sales from the Company's other businesses increased $14.5 million or 66% primarily due to the acquisition of Financial Products Corporation ("FPC") in September 1994.
  Consolidated gross profit increased $10.0 million but decreased as a percentage of sales from 47.9% in 1994 to 46.2% in 1995. FM's gross margin decreased to 46.0% in 1995 from 47.6% in 1994, largely due to paper price increases during 1995, competitive pricing pressures in the core business and increased sales activity in non-traditional printing activities. FM's gross margin decrease was mitigated by gains in production efficiencies and by margin improvements attributable to price increases. EM's gross margin decreased from 52.1% in 1994 to 49.9% in 1995 primarily due to product mix changes and increases in paper costs.
  Consolidated selling, general and administrative expenses increased by $17.7 million or 13.0%, and increased as a percentage of sales from 26.1% in 1994 to 27.4% in 1995. This increase is primarily due to marketing expenditures associated with The Check Store, Inc. ("The Check Store") and expenses attributable to acquired operations. These increases were partially offset by a decrease in FM administrative expenses due primarily to plant consolidation in 1994. Profit sharing costs decreased $2.0 million or 20.6% from 1994.
  Amortization of intangibles increased by $3.3 million or 28.0%, and increased as a percentage of sales from 2.2% in 1994 to 2.6% in 1995. This increase is primarily attributable to acquisitions during 1994 and 1995: FormAtion Technologies, Inc. ("FormAtion"), FPC, QCA and dataPRINT


                                     - F20 -



and partial settlement of an earnout with the former owners of Marketing Profiles, Inc. ("MPI"). Of the total 1995 amortization of intangibles, $8.7 million relates to assets which are being amortized over five years or less.
  Other income (expense) decreased from an expense of $6.9 million in 1994 to an expense of $6.3 million in 1995. Gains on sales of certain investments offset an increase in interest expense in 1995. Interest expense increased $1.0 million due to higher average levels of short-term debt in 1995.
  Income before income taxes decreased $8.2 million or 9.7% and decreased as a percentage of sales from 16.3% in 1994 to 13.7% in 1995. The Company's consolidated effective 1995 income tax rate was 40.2% compared to 39.8% in 1994. Net income decreased $5.2 million or 10.2% and decreased as a percentage of sales from 9.8% in 1994 to 8.2% in 1995. Net income per share in 1995 was $1.51, a 10.1% decrease from $1.68 in 1994. Increases in paper prices had a net dilutive impact of 14 cents per share in 1995 and new businesses (MPI, FormAtion, FPC, QCA, dataPRINT and The Check Store) had a net dilutive impact of 25 cents per share in 1995 as compared to 12 cents per share in 1994.
1994 versus 1993
  Consolidated net sales increased $1.8 million or 0.3% over 1993. FM sales totaled $462.8 million, a decrease of $1.7 million from 1993. The Company's core check and forms business experienced a net sales decrease of 6.6% from 1993 comprised of a 9.0% decrease in units and a price and product mix increase of 2.4%. Core check volumes were impacted by the loss of several former Rocky Mountain Bank Note ("RMBN") accounts, which had been anticipated when RMBN was acquired in January 1993. Units were also impacted by the loss of a large customer and by a reduction of business under contract with another large customer, although the business retained was renewed at more favorable pricing. The positive price and product mix is attributable in part to a price increase implemented in December 1993 and by the loss of business with certain customers which was priced at a greater discount than average. FM's sales decrease was offset by $26 million in sales and revenues gained from MPI and FormAtion, which were acquired by the Company in January 1994 and March 1994, respectively.
  Net sales attributable to the EM business segment decreased $1.6 million or 4.2% in 1994. Sales from the Company's other operations increased $5.1 million over 1993 primarily due to the acquisition of FPC in September 1994 which contributed $4.0 million of sales. The remaining increase related to sales to commercial markets which experienced increased revenues from maintenance and other services related to new products and services introduced during 1993 and 1994.
  Consolidated cost of goods sold decreased $17.1 million or 5.9% from 1993 and decreased as a percentage of sales from 55.6% in 1993 to 52.1% in 1994. FM gross margin improved from 44.0% in 1993 to 47.6% in 1994 attributable to cost reductions realized from consolidations of imprint and base stock facilities, process improvements and other cost reduction efforts. EM and other operations experienced an improvement in gross margin from 48.2% in 1993 to 50.0% in 1994. Cost control improvements and increases in sales of higher margin products and services are the primary reasons for these improvements.
  Consolidated selling, general and administrative expenses increased by $11.0 million or 8.8% in 1994 and increased as a percentage of consolidated sales from 24.1% in 1993 to 26.1% in 1994. The primary components of this dollar increase were expenses from acquired operations and marketing costs associated with The Check Store. These increases were partially offset by a decrease in FM's core business administrative expenses due to consolidation of RMBN operations acquired in 1993. Profit sharing costs increased $0.3 million or 3.1% over 1993.
  Amortization of intangibles increased $2.9 million or 33.2% over 1993,


                                     - F21 -
and increased as a percentage of consolidated sales from 1.7% in 1993 to 2.2% in 1994. This increase is primarily attributable to the acquisitions of MPI and FormAtion. Of the total 1994 amortization of intangibles, $8.1 million relates to intangible assets which are being amortized over 5 years.
  Other income (expense) increased from an expense of $1.6 million in 1993 to an expense of $6.9 million in 1994. This increase is principally due to interest associated with the issuance of $100 million in long-term debt in December 1993 at an annual interest rate of 6.6%.
  Income before income taxes decreased $0.5 million or 0.6% from 1993 and decreased as a percentage of consolidated sales from 16.5% in 1993 to 16.3% in 1994. The effective consolidated income tax rate for 1994 was 39.8% compared to 38.7% in 1993. The primary factors contributing to the increase in the effective rate are impacts of the Omnibus Tax Reconciliation Act of 1993, along with non-deductible intangible assets associated with acquired businesses.
  For 1994, net income was $51.2 million compared to $52.5 million in 1993, a decrease of $1.3 million or 2.4%. However, net income per share was $1.68 in 1994 versus $1.62 in 1993 or a 3.7% increase. Net income per share increased due to fewer average shares outstanding in 1994, a result of the repurchase of 3.8 million shares of the common stock during 1993. New businesses had a net dilutive impact of 12 cents per share in 1994. Financial Condition, Capital Resources and Liquidity
  Cash flows provided by operations in 1995 were $78.7 million compared to $107.8 million in 1994. This decrease was primarily due to increases in accounts receivable and inventories in 1995 versus a decrease of the same in 1994. The Company increased its paper stock inventory levels in 1995 to reduce the impact of increases in the cost of paper. Changes in accounts receivable balances generally are a result of the changes in the levels of revenues. The primary uses of funds during 1995 were for acquisitions ($11.1 million for new acquisitions and $25.4 million for contingent purchase payments related to 1994 acquisitions), payments of quarterly dividends to the Company's shareholders, and for capital expenditures.
  Purchases of property, plant and equipment were $33.4 million in 1995, compared to $37.5 million in 1994.
  The Company has unsecured lines of credit providing for borrowings up to $111.0 million. At December 31, 1995, $23.0 million was outstanding under these lines of credit. The Company also had a note payable outstanding at December 31,1995 for $12.0 million related to the acquisition of dataPRINT which was paid in January 1996.
  On December 31, 1995, the Company had $13.3 million in cash and cash equivalents and short-term investments. The Company believes that its current cash position, funds from operations and the availability of funds under its unsecured lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs, and management is not aware of any condition that would materially alter this trend. The Company also believes that it has sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.
New Accounting Standards
  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 addresses issues surrounding the measurement and recognition of losses when the value of certain assets has been deemed to be permanently impaired. The Company plans to adopt SFAS 121 in 1996 and believes that there will be no material effect on its financial position or results of operations from adopting SFAS 121.
  In October 1995, the Financial Accounting Standards Board issued


                                     - F22 -



Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes fair value methods of accounting for stock options and other forms of stock-based transactions and is effective for fiscal years beginning after December 15, 1995. Under SFAS 123, companies are not required to adopt a fair value method of accounting for employee stock-based transactions. They are permitted to continue to account for such transactions pursuant to Accounting Principles Board Opinion No. 25 ("APB 25") but must disclose pro forma net income and earnings per share as if a fair value method of accounting had been applied. The Company intends to continue accounting for employee stock option transactions in accordance with the requirements of APB 25.
Outlook
  In 1996, the Company will conduct an extensive review of its businesses. This review will focus on lowering costs by standardizing and streamlining products, simplifying procedures, eliminating inefficient activities, automating functions and consolidating operations. In addition, the Company will implement a strategy of offering value-added products and services to the financial services marketplace. Future product development activities, tactical acquisitions and the integration of the sales and marketing functions of MPI and FormAtion with the core sales force will reinforce this strategy.
  The Company expects paper prices to moderate in 1996, but the price increases experienced in 1995 will continue to impact the Company's earnings on a comparative basis. Competitive pricing pressures in the check printing markets are expected to continue for the foreseeable future and will impact the Company's profitability.
  The Company's focus in the educational and other markets will be on those products and services which are presently profitable. Nonprofitable areas are under evaluation and their ultimate disposition will be based on the immediate prospects.


                                     - F23 -

                         JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands of dollars)
____________________________________________________________________________________________
       COLUMN A                     COLUMN B      ---- COLUMN C ----    COLUMN D  COLUMN E
      ADDITIONS
                                    BALANCE    CHARGED TO  CHARGED TO              BALANCE
                                  AT BEGINNING  COSTS AND    OTHER                 AT END
    DESCRIPTION                    OF PERIOD    EXPENSES    ACCOUNTS  DEDUCTIONS  OF PERIOD
                                                              (1)         (2)
____________________________________________________________________________________________
Year Ended December 31, 1995
 Allowance for doubtful accounts    $ 1,970      $ 1,757    $  274      $1,750    $ 2,251
                                    =======      =======    ======      ======    =======

Year Ended December 31, 1994
 Allowance for doubtful accounts    $ 1,753      $   818    $  191      $  792    $ 1,970
                                    =======      =======    ======      ======    =======

Year Ended December 31, 1993
 Allowance for doubtful accounts    $ 1,343      $   620    $  215      $  425    $ 1,753
                                    =======      =======    ======      ======    =======

Notes:
(1) Represents recovery of previously written-off and credit balance accounts receivable.
(2) Represents write-offs of uncollectible accounts receivable.

                                          - S1 -

                           EXHIBIT INDEX
          (* indicates document is incorporated by reference)
Exhibit
Desig-
nation               Description
______               ___________
3.1 *   Amended and Restated Articles of Incorporation.
3.2 *   By-Laws, as amended.
4.1 Indenture, as supplemented and amended, relating to 6.75% Convertible Subordinated Debentures due 2011 of Scantron Corporation (omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K; will be furnished to the Commission upon request).
4.2 * Form of Rights Agreement dated as of June 9, 1989, between the Registrant and Citizens and Southern Trust Company.
4.3 * First Amendment dated June 12, 1992 to Rights Agreement dated June 9, 1989 between the Company and NationsBank of Georgia Inc., N.A., successor to Citizens and Southern Trust Company.
4.4 * Second Amendment dated July 24, 1992 to Rights Agreement dated June 9, 1989 between the Company and Trust Company Bank, successor to NationsBank of Georgia Inc., N.A., and to Citizens and Southern Trust Company.
4.5 * Note Agreement dated as of December 1, 1993 between the Company and the purchasers listed on Schedule
        I of the agreement, for the issuance and sale of $85,000,000 aggregate principal amount of 6.60% Series A Senior Notes Due December 30, 2008.
4.6 See Articles IV, V and VIII of the Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V, and VIII of the Registrant's By-Laws, as amended, filed as
        Exhibit 3.2.
10.1 * Form of Deferred Compensation Agreement between the Registrant and Robert R. Woodson.
10.2 * Form of Monthly Benefit Amendment to Deferred Compensation Agreement between the Registrant and Mr. Woodson.
10.3 * Form of Deferred Compensation Agreement between the Registrant and William M. Dollar and Earl W.
        Rogers Jr.
10.4 * Form of Amendment to Deferred Compensation Agreement between the Registrant and Messrs. Woodson, Dollar and Rogers.
10.5 * Form of Non-Compete and Termination Agreement between the Registrant and Messrs. Woodson, Dollar and Rogers.
10.6 Form of Noncompete and Termination Agreement between the Registrant and Joseph M. O'Connell, Mark C. Perlberg and John C. Walters.
10.7 * Form of Executive Life Insurance Plan between the Registrant and Messrs. Woodson, Dollar and Rogers.
10.8 *  John H. Harland Company 1981 Incentive Stock Option
        Plan, As Extended.




                                     - X1 -

10.9    Amendment to John H. Harland Company 1981 Incentive
        Stock Option Plan, as Extended, effective April
        26, 1996.
10.10   John H. Harland Company Employee Stock Purchase
        Plan, as amended.
10.11 * Term Loan Agreement dated as of October 25, 1993
        between the Company and Trust Company Bank for a
        $15,000,000 Term Loan due 2003.
21.1    Subsidiaries of the Registrant.
23.1    Consent of Independent Auditors
27      Financial Data Schedule

                                     - X2 -