Form 10-Q
period 1996-03-31
HARLAND JOHN H CO
filed 1996-05-15
CIK 45599

United States Securities and Exchange Commission
                    Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________

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

The number of shares of the Registrant's Common Stock outstanding on May 6, 1996 was 30,710,831.

Item 1. FINANCIAL STATEMENTS

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------
                                             March 31,    December 31,
(In thousands)                                 1996          1995
- ----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:

 Cash and cash equivalents                  $  24,186     $  12,862
 Accounts receivable                           69,224        67,660
 Inventories                                   39,091        42,296
 Deferred income taxes                          6,739         6,523
 Other                                         15,367        17,942
                                            ----------    ----------
 Total current assets                         154,607       147,283
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Investments                                    8,257         8,188
 Goodwill and intangibles-net                 128,751       133,092
 Other                                         21,141        20,978
                                            ----------    ----------
 Total investments and other assets           158,149       162,258
                                            ----------    ----------


 PROPERTY, PLANT AND EQUIPMENT                366,504       364,000
 Less accumulated depreciation
    and amortization                          204,303       198,891
                                            ----------    ----------
 Property, plant and equipment - net          162,201       165,109
                                            ----------    ----------

 Total                                      $ 474,957     $ 474,650
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                             March 31,    December 31,
(In thousands, except share amounts)           1996          1995
- ----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:

 Short-term debt                            $  31,000     $  35,000
 Accounts payable - trade                      23,362        26,311
 Deferred revenues                             24,301        25,141
 Accrued liabilities:
    Salaries, wages and employee benefits      16,288        18,217
    Taxes                                      11,234         4,698
    Other                                      13,829        11,703
                                            ----------    ----------
 Total current liabilities                    120,014       121,070
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      114,534       114,574
 Deferred income taxes                          4,126         4,504
 Other                                         12,555        12,355
                                            ----------    ----------
 Total long-term liabilities                  131,215       131,433
                                            ----------    ----------

 Total liabilities                            251,229       252,503
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value, issued
    37,907,497 issued                          37,907        37,907
 Additional paid-in capital                     2,145         2,375
 Foreign exchange translation adjustments          54            54
 Retained earnings                            362,172       361,554
                                            ----------    ----------
 Total shareholders' equity                   402,278       401,890
 Less 7,198,666 and 7,468,591 shares of
    treasury stock - at cost                  178,550       179,743
                                            ----------    ----------
Shareholders' equity - net                    223,728       222,147
                                            ----------    ----------

 Total                                      $ 474,957     $ 474,650
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

(In thousands, except
   per share amounts)                                  1996        1995
- --------------------------------------------------------------------------

NET SALES                                           $ 152,247   $ 138,291
                                                    ----------  ----------
COST AND EXPENSES:
Cost of sales                                          84,992      70,769
Selling, general and
  administrative expenses                              45,951      40,948
Amortization of intangibles                             4,647       3,355
                                                    ----------  ----------
Total                                                 135,590     115,072
                                                    ----------  ----------

INCOME FROM OPERATIONS                                 16,657      23,219
                                                    ----------  ----------

OTHER INCOME (EXPENSE):
Interest expense                                       (2,225)     (1,996)
Other - net                                               (19)         49
                                                    ----------  ----------
Total                                                  (2,244)     (1,947)
                                                    ----------  ----------

INCOME BEFORE INCOME TAXES                             14,413      21,272
INCOME TAXES                                            5,967       8,509
                                                    ----------  ----------

NET INCOME                                              8,446      12,763

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                                           361,554     346,660
                                                    ----------  ----------
                                                      370,000     359,423
Cash dividends                                         (7,828)     (7,749)
                                                    ----------  ----------
RETAINED EARNINGS AT END OF PERIOD                  $ 362,172   $ 351,674
                                                    ==========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                    30,709      30,475
                                                    ==========  ==========

NET INCOME PER COMMON SHARE                         $     .28   $     .42
                                                    ==========  ==========
CASH DIVIDENDS PER COMMON
   SHARE                                            $    .255   $    .255
                                                    ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

(In thousands)                                            1996          1995
- -----------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net Income                                            $   8,446     $ 12,763
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           12,924       11,096
 Other                                                      440          520
 Change in assets and liabilities net of
  effect of acquisitions:
  Accounts receivable                                    (1,564)         440
  Inventories and other current assets                    6,003          675
  Accounts payable and accrued expenses                   2,189        6,309
                                                      ----------    ---------
Net cash provided by operating activities                28,438       31,803
                                                      ----------    ---------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment               (5,343)      (6,494)
Proceeds from sale of property, plant and equipment         333          125
Change in short-term investments-net                        400         (149)
Long-term investments and other assets-net               (1,598)      (1,093)
                                                      ----------    ---------
Net cash used in investing activities                    (6,208)      (7,611)
                                                      ----------    ---------
FINANCING ACTIVITIES:
Sale of common stock                                      1,009        1,113
Dividends paid                                           (7,828)      (7,749)
Short-term debt - net                                    (4,000)     (14,000)
Other - net                                                 (87)        (125)
                                                      ----------   ----------
Net cash used in financing activities                   (10,906)     (20,761)
                                                      ----------   ----------

Increase in cash and cash equivalents                    11,324        3,431
Cash and cash equivalents at beginning of period         12,862       19,959
                                                      ----------   ----------

Cash and cash equivalents at end of period            $  24,186    $  23,390
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

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

2.   Accounting Policies

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Company has consistently followed those policies in preparing this report.

3.   Acquisitions

During 1995 the Company acquired the businesses described below, which were accounted for using the purchase method of accounting. The results of operations of each acquisition are included in the consolidated financial statements from the date of acquisition. Certain of these purchase agreements provide for subsequent contingent payments which, if paid, will be recorded as an increase in goodwill and will be amortized over the remaining life of the associated goodwill.

On July 3, 1995, the Company's wholly-owned subsidiary, Scantron Corporation, acquired the net assets of Quality Computers & Applications Inc. ("QCA") for cash paid at closing and a contingent purchase payment based upon a multiple of QCA 1998 operating results. The acquisition price was funded with proceeds from short-term borrowings. QCA is a mail-order retailer of software and hardware to the educational technology market.

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

Assets acquired through acquisitions in 1995 totaled $23.1 million, net of liabilities assumed of $1.8 million. Cash paid out for these acquisitions totaled $11.1 million along with a $12.0 million note which was paid in January 1996. Of the total acquisition costs, $20.3 million was preliminarily allocated to intangible assets, of which $10.6 million represented goodwill which is being amortized over 15-20 year periods.

The following represents the unaudited pro forma results of operations which assume the acquisitions occurred on January 1, 1995. These results include certain adjustments, primarily increased amortization expense related to intangible assets and increased interest expense (in thousands of dollars, except per share amounts):

                                               Three months ended
                                                  March 31, 1995
- ---------------------------------------------------------------------
Net sales                                           $ 145,289
Net income                                             12,378
Net income per common share                               .41

The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place on January 1, 1995 or of future consolidated results of operations.

4.   Accounting for Income Taxes

The provision for income tax expense for the three months ended March 31, 1996 and 1995 includes the following (in thousands):

                                               1996             1995
- ----------------------------------------------------------------------
Current provision                           $  6,561         $ 10,936
Deferred benefit                                (594)          (2,427)
                                            ---------        ---------
Total                                       $  5,967         $  8,509
                                            =========        =========

5.   Employee Stock Plans

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which was effective for the Company on January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply ABP Opinion No. 25, which recognizes compensation based on the intrinsic value of the equity instrument awarded. The Company will continue to apply ABP Opinion No. 25 to its stock-based compensation awards and will disclose the required pro forma effect on net income and earnings per share annually. No compensation costs related to stock based compensation plans were recorded in the Company's operating results for the three month periods ended March 31, 1996 and 1995.

The Company has an Employee Stock Purchase Plan ("ESPP") under which employees are granted an option to purchase shares of the Company's common stock during the quarter in which the option is granted. The option price is 85% of the fair market value of the stock at the beginning or end of the quarter, whichever is lower. In the quarter ended March 31, 1996, options representing 52,815 shares were exercised at a price of $17.80 per share. At March 31, 1996, there were 959,330 shares reserved for purchase under the ESPP.

The Company also has incentive and non-qualified stock option plans ("Plans") which provide for the granting of options to certain key employees of the Company. The options to purchase shares of the Company's common stock are generally at the fair market value of the common stock on the date of the grant.

The Plans' option transactions for the three months ended March 31, 1996 are as follows:
                                       Shares (000)   Exercise Prices
- ---------------------------------------------------------------------------
Outstanding at beginning of period        1,411      $11.59 - 30.00
Granted                                     570               23.63
Exercised                                    (3)      19.38 - 22.75
Cancelled                                   (12)      19.38 - 24.75
                                         --------
Outstanding at end of period              1,966       11.59 - 30.00
                                         ========

Options granted prior to October 1995 were generally exercisable one year from the date of the grant with a five year life. Options granted since October 1995 have five year vesting periods and seven to ten year lives. At March 31, 1996, there were 393,000 options exercisable and 1,268,000 shares reserved for options under the Plans.

6.   Net Income Per Share

Net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents include the number of shares issuable upon the exercise of the Company's stock options.

7.   Inventories

Inventories consisted of the following (in thousands of dollars):

                                            March 31,      December 31,
                                               1996            1995
- -----------------------------------------------------------------------
Raw materials and semi-finished goods       $ 30,856        $ 34,349
Finished goods                                 3,680           3,237
Hardware component parts                       4,555           4,710
                                            --------        --------
Total                                       $ 39,091        $ 42,296
                                            ========        ========

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter 1996 vs. 1995

Consolidated net sales for the first quarter 1996 increased $14.0 million or 10.1% as compared to the first quarter of 1995.

The Company's Financial Markets ("FM") segment sales increased $10.5 million or 8.8% over the 1995 period. FM's printed products provided $9.1 million of this increase primarily due to the acquisition of dataPRINT ("dataPRINT") in August 1995. FM order volumes in its core check and related products business increased 1.4% over the 1995 period but this volume increase was offset by a price and product mix decrease of 1.4% primarily due to the competitive pricing pressures in the industry. The order volume was also favorably impacted by some one time conversion sales. FM's decision support product and service revenues increased over $1 million compared to the 1995 period.

Sales in Education Markets segment increased 21.8% over the 1995 period principally due to the acquisition of Quality Computers & Applications Inc. in July of 1995. Sales from the Company's other businesses, primarily The Check Store, Inc. ("The Check Store"), increased $2.0 million over the 1995 period.

Consolidated gross profit decreased by 0.4% reflecting a decrease as a percentage of sales from 48.8% in 1995 to 44.2% in 1996. The negative impact of paper costs and competitive pricing continued to affect printed products gross margins. FM's printed products gross margin as a percentage of its sales decreased from 49.2% in 1995 to 43.2% in 1996. Also impacting FM's margins for printed products was the reorganization and relocation of certain specialty print operations during the 1996 quarter. FM's gross margin from its decision support products and services improved in the 1996 period over the 1995 period related to its increase in revenues.

Changes in gross margins of Education Markets and other products were not significant, with the exception of The Check Store which contributed $1.3 million to consolidated gross profit.

Consolidated selling, general and administrative expenses increased by $5.0 million or 12.2%, and increased as a percentage of sales from 29.6% in 1995 to 30.2% in 1996. Components of this increase are reorganization costs related to the Company's transitioning from a checks and forms printer to a financial marketing services company, marketing expenditures associated with The Check Store, acquired operations (dataPRINT and QCA) and increased expenditures related to information technologies. The increase in selling, general and administrative expenses was partially offset by a $1.5 million decrease in employee retirement benefit costs related to the Company's merger of its profit sharing plan into its 401(k) plan.

Amortization of intangibles, principally resulting from acquisitions, increased by $1.3 million or 38.5%, and increased as a percentage of net sales from 2.4% in the first quarter 1995 to 3.1% for the first quarter 1996. This increase is primarily attributable to acquisitions (dataPRINT and QCA) and the settlement of an earnout with the former owners of Marketing Profiles, Inc., which was acquired by the Company in January 1994.

Other expense increased $297,000 in 1996 over 1995, primarily due to interest expense related to higher average balances of short-term debt in the first quarter 1996 compared to 1995.

The Company's consolidated effective income tax rate for the first quarter 1996 was 41.4% compared to 40.0% in 1995 primarily due to the increase of non-deductible amortization of intangibles associated to the earnout settlement mentioned previously. First quarter 1996 net income per share was $0.28 or a 33% decrease compared to $0.42 in the 1995 quarter. Earnings were impacted by costs associated with reorganization, competitive check pricing, higher paper prices and investments in The Check Store. Investments in The

Check Store affected earnings by $.06 per share versus a negative impact of $.05 per share in 1995 and costs associated with the Company's reorganization negatively impacted earnings $.03 per share in 1996.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operations in the first quarter of 1996 were $28.4 million compared to $31.8 million in 1995. This change was relative to the change in net income in the comparable periods. The primary uses of funds in the first quarter of 1996 were to pay dividends to the Company's shareholders, to reduce short-term debt and for capital expenditures.

Purchases of property, plant and equipment totaled $5.3 million in the first quarter of 1996, compared to $6.5 million in 1995.

The Company has unsecured lines of credit which provide for borrowings up to $111.0 million. At March 31, 1996, $31.0 million was outstanding under these lines of credit. In January 1996, the Company paid a $12 million note related to the acquisition of dataPRINT.

On March 31, 1996, the Company had $24.6 million in cash and cash equivalents and short-term investments. The Company believes that its current cash position funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs, and management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

OUTLOOK

To improve service and increase the profitability of its check printing business, the Company is standardizing products and pricing and consolidating its manufacturing operations. Over a two-year period, the Company will consolidate its 40 core printing plants into a network of seven regional facilities and incorporate advanced manufacturing technology and systems into this network. The Company also plans to centralize and outsource customer service and data entry functions by the end of first quarter 1997.

The Company is also in the process of combining its various sales and marketing functions into a single, multi-product organization, focused on serving the financial institution market. This unit will offer an integrated product line of marketing decision support, direct marketing, print and delivery systems under the Harland brand. Future plans include developing and acquiring new technology and businesses to enhance this product line.

The total impact of implementing these strategies is being determined and is expected to be announced during the second quarter. Annual savings in operating costs associated with these and other initiatives, while not yet fully quantified, are expected to be in the $50 to $75 million range.

                           PART II. OTHER INFORMATION
                           ===========================

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Reference No.                         Description of Exhibit
- ----------------------------------------------------------------
      27                               Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended March 31, 1996.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


         May 15, 1996                     William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice-President, Finance and
                                          Treasurer
                                          (Authorized Officer and
                                          Principal Financial Officer)