Form 10-Q
period 1996-06-30
HARLAND JOHN H CO
filed 1996-08-14
CIK 45599

United States Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

The number of shares of the Registrant's Common Stock outstanding on July 31, 1996 was 30,781,406.

Item 1. FINANCIAL STATEMENTS

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                 ------
                                             June 30,    December 31,
(In thousands)                                 1996          1995
- ---------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:

 Cash and cash equivalents                  $  22,548     $  12,862
 Short term investments                           140
 Accounts receivable                           69,814        67,660
 Inventories                                   35,408        42,296
 Deferred income taxes                         13,830         6,523
 Other                                          9,254        17,942
                                            ----------    ----------
 Total current assets                         150,994       147,283
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Assets held for disposal                      35,141
 Investments                                    8,358         8,188
 Goodwill and intangibles-net                 133,911       133,092
 Deferred income taxes                         21,751
 Other                                         17,381        20,978
                                            ----------    ----------
 Total investments and other assets           216,542       162,258
                                            ----------    ----------


 PROPERTY, PLANT AND EQUIPMENT                209,488       364,000
 Less accumulated depreciation
    and amortization                          115,528       198,891
                                            ----------    ----------
 Property, plant and equipment - net           93,960       165,109
                                            ----------    ----------

 Total                                      $ 461,496     $ 474,650
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
                                             June 30,    December 31,
(In thousands, except share amounts)           1996          1995
- ---------------------------------------------------------------------
                                            (Unaudited)

 CURRENT LIABILITIES:

 Short-term debt                            $  66,750     $  35,000
 Accounts payable - trade                      21,941        26,311
 Deferred revenues                             26,308        25,141
 Accrued liabilities:
    Salaries, wages and employee benefits      19,398        18,217
    Taxes                                       5,670         4,698
    Other                                      19,903        11,703
                                            ----------    ----------
 Total current liabilities                    159,970       121,070
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      115,087       114,574
 Deferred income taxes                                        4,504
 Other                                         20,424        12,355
                                            ----------    ----------
 Total long-term liabilities                  135,511       131,433
                                            ----------    ----------

 Total liabilities                            295,481       252,503
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value, issued
    37,907,497 issued                          37,907        37,907
 Additional paid-in capital                     1,971         2,375
 Foreign exchange translation adjustments          54            54
 Retained earnings                            303,276       361,554
                                            ----------    ----------
 Total shareholders' equity                   343,208       401,890
 Less 7,135,199 and 7,468,591 shares of
    treasury stock - at cost                  177,193       179,743
                                            ----------    ----------
Shareholders' equity - net                    166,015       222,147
                                            ----------    ----------

 Total                                      $ 461,496     $ 474,650
                                            ==========    ==========

See Notes to Condensed Consolidated Financial Statements



                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
     FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                             (Unaudited)
                              THREE MONTHS ENDED    SIX MONTHS ENDED
(In thousands, except               JUNE 30,             JUNE 30,
   per share amounts)           1996        1995    1996        1995
- --------------------------------------------------------------------------

NET SALES                   $ 149,645   $ 136,068   $ 301,892   $ 274,359
                            ----------  ----------  ----------  ----------
COST AND EXPENSES:
Cost of sales                  79,909      72,022     164,901     142,791
Selling, general and
  administrative expenses      43,186      39,041      87,566      79,990
Amortization of intangibles     3,710       3,353       8,357       6,708
Restructuring charge           92,483                  94,054
Acquired in-process research
  and development cost          7,973                   7,973
                            ----------  ----------  ----------  ----------
Total                         227,261     114,417     362,851     229,489
                            ----------  ----------  ----------  ----------

(LOSS)INCOME FROM
  OPERATIONS                  (77,616)     21,651     (60,959)     44,870
                            ----------  ----------  ----------  ----------

OTHER INCOME(EXPENSE):
Interest expense               (2,551)     (1,999)     (4,776)     (3,995)
Other - net                       916       1,127         897       1,176
                            ----------  ----------  ----------  ----------
Total                          (1,635)       (872)     (3,879)     (2,819)
                            ----------  ----------  ----------  ----------

(LOSS)INCOME BEFORE
  INCOME TAXES                (79,251)     20,779     (64,838)     42,051
INCOME TAXES                  (28,188)      8,311     (22,221)     16,820
                            ----------  ----------  ----------  ----------

NET(LOSS)INCOME               (51,063)     12,468     (42,617)     25,231

RETAINED EARNINGS AT
  BEGINNING OF PERIOD         362,172     351,674     361,554     346,660
                            ----------  ----------  ----------  ----------
                              311,109     364,142     318,937     371,891
Cash dividends                 (7,833)     (7,779)    (15,661)    (15,528)
                            ----------  ----------  ----------  ----------
RETAINED EARNINGS AT END
  OF PERIOD                 $ 303,276   $ 356,363   $ 303,276   $ 356,363
                            ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                  30,862      30,544      30,709      30,475
                            ==========  ==========  ==========  ==========

NET(LOSS)INCOME PER
  COMMON SHARE              $   (1.66)  $     .41   $   (1.38)  $     .83
                            ==========  ==========  ==========  ==========
CASH DIVIDENDS PER COMMON
   SHARE                    $    .255   $    .255   $     .51   $     .51
                            ==========  ==========  ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                               (Unaudited)

(In thousands)                                            1996          1995
- -----------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net (Loss)Income                                      $ (42,617)    $ 25,231
Adjustments to reconcile net (loss) income to
 net cash provided by operating activities:
 Depreciation and amortization                           21,404       22,566
 Provision for restructuring charge                      90,481
 Acquired in-process research and development cost        7,973
 Other                                                      905          565
 Change in assets and liabilities net of
  effect of acquisitions:
  Deferred income taxes                                 (39,302)       2,840
  Accounts receivable                                      (490)      (5,256)
  Inventories and other current assets                    6,486      (11,613)
  Accounts payable and accrued expenses                   5,041         (140)
                                                      ----------    ---------
Net cash provided by operating activities                49,881       34,193
                                                      ----------    ---------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (15,626)     (13,689)
Proceeds from sale of property, plant and equipment         652        1,102
Payment for acquisition of businesses,
  net of cash acquired                                  (34,575)      (2,500)
Decrease (increase) in short-term investments-net           261       (1,050)
Decrease in long-term investments and
  other assets-net                                       (9,046)      (2,200)
                                                      ----------    ---------
Net cash used in investing activities                   (58,334)     (18,337)
                                                      ----------    ---------
FINANCING ACTIVITIES:
Sale of common stock                                      2,662        1,950
Dividends paid                                          (15,661)     (15,528)
Increase in short-term debt - net                        31,750        6,000
Other - net                                                (612)        (505)
                                                      ----------   ----------
Net cash provided by (used in) financing activities      18,139       (8,083)
                                                      ----------   ----------

Net increase in cash and cash equivalents                 9,686        7,773
Cash and cash equivalents at beginning of period         12,862       12,049
                                                      ----------   ----------

Cash and cash equivalents at end of period            $  22,548    $  19,822
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1996
                               (Unaudited)

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

3.   Restructuring Charge

In April 1996, the Company announced plans to consolidate its 40 core printing plants into a network of seven regional facilities over a two-year period. As part of this strategy, the Company recorded pretax charges of $92.5 million in the second quarter of 1996 and incurred costs of $1.6 million in the first quarter of 1996. The restructuring charge related to costs of consolidation of manufacturing operations, including severance and associated revaluation of assets, and valuation adjustments related to discontinuing certain subsidiary product lines. The pre-tax restructuring charge for the six months ended June 30, 1996 includes the following (in thousands):

- ----------------------------------------------------------------
Write down of equipment and facilities                $  45,132
Write down of intangibles                                23,198
Employee severance                                       17,943
Other                                                     7,781
                                                      ----------
Total                                                 $  94,054
                                                      ==========

The Company has made payments totaling approximately $3.6 million in the six months ended June 30, 1996, related to the restructuring charge. Further restructuring charges are anticipated in future periods, predominantly related to employee severance, which are expected to total approximately $10 million. Related to the restructuring, certain assets, predominantly land, buildings and equipment at the facilities to be closed, with a carrying value of approximately $35.1 million are now being held for sale. The Company expects to sell these assets within one year of the related facility being closed.

4.   Acquisition

On May 31, 1996, the Company acquired Florida-based OKRA Marketing Corporation ("OKRA") for cash paid at closing. The acquisition price was funded with proceeds from short-term borrowings. OKRA designs, develops, markets and supports proprietary application software products and systems, and provides data processing services utilizing such products and systems. Cash paid out for this acquisition totaled $24.6 million, net of related acquisition costs of $390,000. As part of this acquisition, the Company acquired in-process research and development costs of $8.0 million, which the Company expensed in the second quarter of 1996. Of the total acquisition costs, approximately $16.2 million was preliminarily allocated to intangible assets, of which $12.2 million represented goodwill and is being amortized on a straight line basis over 15 years.

The following represents the unaudited pro forma results of operations which assume this acquisition and the businesses acquired during 1995 occurred on January 1, 1996 and 1995. These results include certain adjustments, primarily increased amortization expense related to intangible assets, one-time expenses and increased interest expense (in thousands, except per share amounts):

                        Six months ended        Six months ended
                          June 30, 1996           June 30, 1995
- ---------------------------------------------------------------------
Net sales                   $ 307,571               $ 281,838
Net (loss)income              (36,525)                 23,608
Net (loss)income per
  common share                  (1.18)                    .77

The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place on January 1, 1996 and 1995 or of future consolidated results of operations.

5.   Accounting for Income Taxes

The provisions for income tax expense for the six months ended June 30, 1996 and 1995 include the following (in thousands):

                                               1996             1995
- ----------------------------------------------------------------------
Current provision                           $  15,193       $  19,660
Deferred benefit                              (37,414)         (2,840)
                                            ----------      ----------
Total                                       $ (22,221)      $  16,820
                                            ==========      ==========

6. Inventories

Inventories consist of the following (in thousands):

                                            June 30,      December 31,
                                               1996            1995
- ---------------------------------------------------------------------
Raw materials and semi-finished goods       $ 29,553        $ 34,349
Finished goods                                 2,394           3,237
Hardware component parts                       3,461           4,710
                                            --------        --------
Total                                       $ 35,408        $ 42,296
                                            ========        ========

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter 1996 compared with Second Quarter 1995

Consolidated net sales for the second quarter of 1996 increased $13.6 million or 10.0% as compared to the second quarter of 1995. The Company's Financial Markets ("FM") segment sales increased $11.2 million or 9.8% over the 1995 period. FM's print and fulfillment division provided $6.9 million of the increase and most of this increase was attributable to the acquisition of dataPRINT on August 31, 1995. FM's order volumes in its core check and related products business increased by 1.5% over the 1995 period, but this volume increase was offset by a price and product mix decrease of 2.3% primarily due to competitive pricing pressures in the industry. FM's order volume for the six month period was favorably impacted by one-time conversion sales throughout the quarter. FM's direct marketing and decision support revenues increased $3.8 million compared to the 1995 period, $2 million of which was provided by the acquisition of OKRA Marketing Corporation (_OKRA_) on May 31, 1996. The number of systems installed by FM's direct marketing and decision support segment increased by 26% over the 1995 period. Sales in the Education Markets segment increased 26.6% over the 1995 period principally due to the acquisition of Quality Computers & Applications Inc. (_QCA_) in July of 1995.

Consolidated gross profit increased by 8.9% and decreased as a percentage of sales from 47.1% in 1995 to 46.6% in 1996. The negative impact of competitive pricing in core checks and, to a lesser extent than in prior periods, paper costs, continued to affect FM's gross margin in comparison to 1995. FM's gross margin remained constant at 46.8% for 1995 and 1996. The gross margin from direct marketing and decision support increased from 48.5% in 1995 to 50.0% in 1996. Changes in gross margins of Education Markets and other products were not significant.

Consolidated selling, general and administrative expenses increased as a percentage of sales from 28.7% in 1995 to 28.9% in 1996. Components of this increase are costs related to the Company's transition from a checks and forms printer to a financial marketing services company, increased expenditures relating to acquired operations (dataPRINT and QCA) and information technologies, partially offset by a $1.5 million decrease in employee benefit costs related to the Company's merger of its profit sharing plan and 401(k) plan.

Charges totaling $92.5 million and $8 million which related to restructuring and in-process research and development, respectively, were recorded in the second quarter of 1996. These costs reflect the Company's plans for plant consolidation over the next two years and other strategic decisions related to product development. (See note 3 to the Condensed Consolidated Financial Statements.)

The Company's consolidated effective income tax rate for the second quarter of 1996 was 35.6% compared to 40.0% in 1995. The decrease in the effective tax rate and the second quarter associated tax benefit were primarily due to the effects of the restructuring charge and non-deductible acquired in-process research and development charge.

The Company reported a net loss of $51.1 million or $1.66 per share for the second quarter of 1996, compared to net income of $12.5 million, or $0.41 per share in the 1995 quarter. The restructuring charge in the second quarter of 1996 reduced earnings per share by approximately $1.80, while the acquired in-process research and development charge had a negative impact of approximately $0.26 per share, with a total impact of approximately $2.06 per share. Quarterly earnings were favorably impacted by reduced depreciation and amortization related to revaluation adjustments to certain assets.

Year to Date 1996 compared with Year to Date 1995

Consolidated net sales for the six month period ended June 30, 1996 increased $27.5 million or 10.0% as compared to the same period in 1995. The Company's Financial Markets segment sales increased $21.7 million or 9.3% over the 1995 period. FM's print and fulfillment division provided $15.8 million of this increase, primarily due to the acquisition of dataPRINT in August 1995. FM's order volumes in its core check and related products business increased 1.8% over the 1995 period, but this volume increase was offset by a price and product mix decrease of 2.2% primarily due to competitive pricing pressures in the industry. FM's order volume for the six-month period was favorably impacted by one-time conversion sales throughout the 1996 period. FM's direct marketing and decision support revenues increased by $5.5 million compared to the 1995 period, $2 million of which was provided by the acquisition of OKRA. The number of systems installed by FM's direct marketing and decision support increased by 33% over the 1995 period. Sales in Education Markets segment increased 23.2% over the 1995 period principally due to the acquisition of QCA. Sales from the Company's other businesses increased $3 million over the 1995 period.

Consolidated gross profit increased by 4.1% and decreased as a percentage of sales from 48.0% in 1995 to 45.4% in 1996. The negative impact of competitive pricing and paper prices continued to affect FM's gross margins. FM's gross margin decreased from 47.7% in 1995 to 44.4% in 1996. The gross margin from direct marketing and decision support increased from 49.2% in 1995 to 49.9% in 1996. Changes in gross margins of Education Markets and other products were not significant.

Consolidated selling, general and administrative expenses increased by $7.6 million and decreased as a percentage of sales from 29.2% in 1995 to 29.0% in 1996. Components of this increase are costs related to the Company's transition from a checks and forms printer to a financial marketing services company and increased expenditures relating to acquired operations (QCA and dataPRINT) and information technologies.
The increase in selling, general and administrative expenses was partially offset by a $3 million decrease in employee benefit costs related to the Company's merger of its profit sharing plan with its 401(k) plan.

Charges totaling $94.1 million and $8 million which related to restructuring and acquired in-process research and development, respectively, were incurred in the six months ended June 30, 1996. These costs reflect the Company's plans for plant consolidation over the next two years and new product strategies.

The Company's consolidated effective income tax rate for the first six months of 1996 was 34.3% compared to 40.0% for the same period in 1995.

The decrease in the effective tax rate was primarily due to the effects of the restructuring charge, the non-deductible acquired in-process research and development charge and non-deductible amortization of intangibles.

The Company reported a net loss for the first six months of 1996 of $42.6 million, or $1.38 per share, compared to net income of $25.2 million or $0.83 per share for the same period in 1995. Restructuring charges for the six months ended June 30, 1996 reduced earnings per share by approximately $1.83, while the acquired in-process research and development charge had a negative impact of approximately $0.25 per share, with a total impact of approximately $2.08 per share. Earnings for the six months ended June 30, 1996, were favorably impacted by reduced depreciation and amortization related to revaluation adjustments to certain assets.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities in the first six months of 1996 were $49.9 million compared to $34.2 million in 1995. The primary
uses of funds in the first six months   of 1996 were payment for
acquisition of businesses, dividends paid to the Company's shareholders and payment for capital expenditures. Payments made for acquisition of businesses and for settlements of earnout provisions in previous acquisitions were $34.6 million in the first six months of 1996, compared to $2.5 million for the same period in 1995. Purchases of property, plant and equipment totaled $15.6 million in the first six months of 1996, compared to $13.7 million for the same period in 1995.

The Company has unsecured lines of credit which provide for borrowings up to $111.0 million. At June 30, 1996, $66.8 million was outstanding under these lines of credit. In January 1996, the Company paid a $12 million note related to the acquisition of dataPRINT.

On June 30, 1996, the Company had $22.5 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. The Company also believes that it possesses sufficient unused debt capacity and access to debt and equity capital markets to pursue additional acquisition opportunities.

OUTLOOK

To improve service and increase the profitability of its check printing business, the Company is standardizing products and pricing and consolidating its manufacturing operations. Also, the Company expects paper prices will remain relatively stable in the coming months.

Over a two-year period, the Company will consolidate its 40 core printing plants into a network of seven regional facilities and incorporate advanced manufacturing technology and systems into this network. The Company is in the process of combining its various sales and marketing functions into a single, multi-product organization, focused on serving the financial institution market. This unit will offer an integrated product line of marketing decision support, direct marketing, print and delivery systems under the Harland brand. Future plans include developing and acquiring new technology and businesses to enhance this product line. The Company also plans to centralize and outsource customer service and data entry functions of its check printing business by the end of the first quarter of 1997. Reflecting this strategy, the Company has provided for restructuring charges totaling $94.1 million in the first six months of 1996. Management expects to incur future restructuring charges, predominantly related to employee severance, which are expected to total approximately $10 million. Annual savings in cash operating costs associated with these and other initiatives are expected to be in the $50 to $75 million range.

PART II. OTHER INFORMATION
===========================

Item 4.  Submission of Matters to a Vote of Security Holders

   (a) The Annual Meeting of Shareholders of the Company was held on April 26, 1996, in Atlanta, GA. There was no solicitation in opposition to management's nominees for Directors as listed in the Proxy Statement and all such nominees were elected.

   (b) Below is a brief description of matters voted on at the Annual Meeting and the results of the voting:

Election of Directors:
     Robert R. Woodson
          Voting for               25,560,369
          Withhold authority          214,318
     Robert J. Amman
          Voting for               25,564,632
          Withhold authority          210,055
     Juanita Powell Baranco
          Voting for               25,544,871
          Withhold authority          229,816
     John J. McMahon
          Voting for               25,564,403
          Withhold authority          210,284
     Larry R. Prince
          Voting for               25,554,766
          Withhold authority          219,921

To amend the Company's Employee Stock Purchase Plan to expand employee participation in the Purchase Plan and to allow the Compensation and Stock Option Committee of the Board the flexibility to determine which subsidiaries will be eligible to participate in the Purchase Plan:
          Voting for               25,220,894
          Voting against              339,660
          Voting abstain              214,133

To approve the Company's 1981 Incentive Stock Option Plan, including amendments (a) to increase the number of shares of Common Stock authorized under the Option Plan by 1,500,000 shares and (b) to provide that options granted to a key employee in any calendar year not exceed 350,000 shares, except for a one-time grant to the President and Chief Executive Officer not to exceed 1,000,000 shares provided that the option price for at least 666,666 shares exceeds fair market value on the date of the grant:
          Voting for               23,695,594
          Voting against            1,775,590
          Voting abstain              303,503

To ratify the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the year ending December 31, 1996:
          Voting for               25,661,408
          Voting against               53,823
          Voting abstain               59,456

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits

  Reference No.                         Description of Exhibit
- ----------------------------------------------------------------
      27                               Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended June
30, 1996.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


         August 14, 1996                  William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice-President, Finance and
                                          Treasurer
                                          (Authorized Officer and
                                          Principal Financial Officer)