Form 10-Q
period 1996-09-30
HARLAND JOHN H CO
filed 1996-11-14
CIK 45599

United States Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

The number of shares of the Registrant's Common Stock outstanding on October 28, 1996 was 30,876,193.

Item 1. FINANCIAL STATEMENTS


                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                 ASSETS
                                 ------
                                          September 30,  December 31,
(In thousands)                                 1996          1995
---------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:

 Cash and cash equivalents                  $  25,902     $  12,862
 Short term investments                           140
 Accounts receivable                           80,127        67,660
 Inventories                                   32,170        42,296
 Deferred income taxes                         15,071         6,523
 Other                                          7,659        17,942
                                            ----------    ----------
 Total current assets                         161,069       147,283
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Assets held for disposal                      32,221
 Investments                                    8,292         8,188
 Goodwill and intangibles-net                 130,441       133,092
 Deferred income taxes                         24,095
 Other                                         21,951        20,978
                                            ----------    ----------
 Total investments and other assets           217,000       162,258
                                            ----------    ----------


 PROPERTY, PLANT AND EQUIPMENT                218,436       364,000
 Less accumulated depreciation
    and amortization                          121,203       198,891
                                            ----------    ----------
 Property, plant and equipment - net           97,233       165,109
                                            ----------    ----------

 Total                                      $ 475,302     $ 474,650
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.





                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
                                          September 30,  December 31,
(In thousands, except share amounts)           1996          1995
---------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:

 Short-term debt                            $  69,250     $  35,000
 Accounts payable - trade                      20,967        26,311
 Deferred revenues                             25,568        25,141
 Accrued liabilities:
    Salaries, wages and employee benefits      19,499        18,217
    Taxes                                      10,617         4,698
    Other                                      19,707        11,703
                                            ----------    ----------
 Total current liabilities                    165,608       121,070
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      115,287       114,574
 Deferred income taxes                                        4,504
 Other                                         20,621        12,355
                                            ----------    ----------
 Total long-term liabilities                  135,908       131,433
                                            ----------    ----------

 Total liabilities                            301,516       252,503
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value, issued
    37,907,497 issued                          37,907        37,907
 Additional paid-in capital                     1,848         2,375
 Foreign exchange translation adjustments          54            54
 Retained earnings                            309,464       361,554
                                            ----------    ----------
 Total shareholders' equity                   349,273       401,890
 Less 7,055,735 and 7,252,740 shares of
    treasury stock - at cost                  175,487       179,743
                                            ----------    ----------
Shareholders' equity - net                    173,786       222,147
                                            ----------    ----------

 Total                                      $ 475,302     $ 474,650
                                            ==========    ==========

See Notes to Condensed Consolidated Financial Statements


                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
  FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Unaudited)

                               THREE MONTHS ENDED       NINE MONTHS ENDED
(In thousands, except             SEPTEMBER 30,           SEPTEMBER 30,
   per share amounts)           1996        1995        1996        1995
--------------------------------------------------------------------------

NET SALES                   $ 155,912   $ 141,348   $ 457,804   $ 415,707
                            ----------  ----------  ----------  ----------
COST AND EXPENSES:
Cost of sales                  83,055      77,028     247,956     219,483
Selling, general and
  administrative expenses      42,384      40,494     129,950     120,820
Amortization of intangibles     3,998       3,668      12,355      10,376
Restructuring charge                                   94,054
Acquired in-process research
  and development cost                                  7,973
                            ----------  ----------  ----------  ----------
Total                         129,437     121,190     492,288     350,679
                            ----------  ----------  ----------  ----------

INCOME(LOSS) FROM
  OPERATIONS                   26,475      20,158     (34,484)     65,028
                            ----------  ----------  ----------  ----------

OTHER INCOME(EXPENSE):
Interest expense               (2,844)     (2,274)     (7,620)     (6,269)
Other - net                       514         380       1,411       1,556
                            ----------  ----------  ----------  ----------
Total                          (2,330)     (1,894)     (6,209)     (4,713)
                            ----------  ----------  ----------  ----------

INCOME(LOSS) BEFORE
  INCOME TAXES                 24,145      18,264     (40,693)     60,315
INCOME TAXES                   10,107       7,306     (12,114)     24,126
                            ----------  ----------  ----------  ----------

NET INCOME(LOSS)               14,038      10,958     (28,579)     36,189

RETAINED EARNINGS AT
  BEGINNING OF PERIOD         303,276     356,363     361,554     346,660
                            ----------  ----------  ----------  ----------
                              317,314     367,321     332,975     382,849
Cash dividends                 (7,850)     (7,790)    (23,511)    (23,318)
                            ----------  ----------  ----------  ----------
RETAINED EARNINGS AT END
  OF PERIOD                 $ 309,464   $ 359,531   $ 309,464   $ 359,531
                            ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                  30,984      30,585      30,836      30,534
                            ==========  ==========  ==========  ==========

NET INCOME(LOSS) PER
  COMMON SHARE              $     .45   $     .36   $    (.93)  $    1.19
                            ==========  ==========  ==========  ==========
CASH DIVIDENDS PER COMMON
   SHARE                    $    .255   $    .255   $   0.765  $    0.765
                            ==========  ==========  ==========  ==========

See Notes to Condensed Consolidated Financial Statements.


                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                               (Unaudited)

(In thousands)                                            1996          1995
-----------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net (Loss)Income                                       $ (28,579)    $ 36,189
Adjustments to reconcile net (loss) income to
 net cash provided by operating activities:
 Depreciation and amortization                           32,749       34,702
 Provision for restructuring charge                      88,564
 Acquired in-process research and development cost        7,973
 Other                                                    1,372          871
 Change in assets and liabilities net of
  effect of acquisitions:
  Deferred income taxes                                 (36,882)      (4,830)
  Accounts receivable                                   (10,803)      (6,047)
  Inventories and other current assets                   13,784      (11,749)
  Accounts payable and accrued expenses                  (4,504)       5,174
  Other                                                     (15)         110
                                                      ----------    ---------
Net cash provided by operating activities                63,659       54,420
                                                      ----------    ---------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (22,132)     (22,343)
Proceeds from sale of property, plant and equipment         921        1,518
Payment for acquisition of businesses,
  net of cash acquired                                  (35,080)     (13,395)
Decrease in short-term investments - net                    260        3,150
Increase in long-term investments and
  other assets-net                                       (9,092)      (4,877)
                                                      ----------    ---------
Net cash used in investing activities                   (65,123)     (35,947)
                                                      ----------    ---------
FINANCING ACTIVITIES:
Sale of common stock                                      4,368        3,060
Dividends paid                                          (23,511)     (23,318)
Purchase of Treasury Stock                                 (706)         (52)
Increase(decrease) in short-term debt - net              34,250       (2,000)
Other - net                                                 103         (508)
                                                      ----------   ----------
Net cash provided by(used in) financing activities       14,504      (22,818)
                                                      ----------   ----------

Net increase(decrease) in cash and cash equivalents      13,040       (4,345)
Cash and cash equivalents at beginning of period         12,862       19,959
                                                      ----------   ----------

Cash and cash equivalents at end of period            $  25,902    $  15,614
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996
                               (Unaudited)

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

3.   Restructuring Charge

In April 1996, the Company announced plans to consolidate its 40 core printing plants into a network of seven regional facilities over a two-year period. As part of this strategy, the Company recorded a pre-tax charge of $92.5 million in the second quarter of 1996 and incurred costs of $1.6 million in the first quarter of 1996. The restructuring charge related to costs of consolidation of manufacturing operations, including severance and associated revaluation of assets, and valuation adjustments related to discontinuing certain subsidiary product lines. These pre-tax amounts include the following (in thousands):

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
                                                      ==========

The Company has made payments totaling approximately $4.0 million, related to the second quarter restructuring charge. Further restructuring charges are anticipated in future periods, predominantly related to employee severance, which are expected to total approximately $10 million. Related to the restructuring, certain assets, predominantly land, buildings and equipment at the facilities to be closed, with a carrying value of approximately $32.2 million are now being held for sale. The Company expects to sell these assets within one year of the related facility being closed.

4.   Acquisitions

The following represents the unaudited pro forma results of operations which assume acquisitions made during 1996 and 1995 occurred on January 1 of that year. These results include certain adjustments, primarily increased amortization expense related to intangible assets, one-time expenses and increased interest expense (in thousands, except per share amounts):

                         Nine months ended       Nine months ended
                         September 30, 1996      September 30, 1995
---------------------------------------------------------------------
Net sales                   $ 463,483               $ 442,412
Net (loss)income              (22,487)                 32,285
Net (loss)income per
  common share                   (.73)                   1.06

The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place on January 1, 1996 and 1995, or of future consolidated results of operations.

5.   Accounting for Income Taxes

The provisions for income tax expense for the nine months ended September 30, 1996 and 1995 include the following (in thousands):

                                               1996             1995
----------------------------------------------------------------------
Current provision                           $  25,034       $  22,983
Deferred (benefit)provision                   (37,148)          1,143
                                            ----------      ----------
Total                                       $ (12,114)      $  24,126
                                            ==========      ==========

6. Inventories

Inventories consist of the following (in thousands):

                                          September 30,   December 31,
                                               1996            1995
----------------------------------------------------------------------
Raw materials and semi-finished goods       $ 26,166        $ 34,349
Finished goods                                 2,834           3,237
Hardware component parts                       3,170           4,710
                                            --------        --------
Total                                       $ 32,170        $ 42,296
                                            ========        ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 1996 compared with Third Quarter 1995

Consolidated net sales for the third quarter of 1996 increased $14.6 million or 10.3% as compared to the third quarter of 1995. The Company's Financial Markets ("FM") segment sales increased $13.6 million or 11.8% over the 1995 period. FM's print and fulfillment division provided $10.1 million of this increase. FM's order volumes in its core check and related products business increased by 4.0% over the 1995 period, offset by a price and product mix decrease of 1.2%, which included the impact of business lost to bank mergers in prior periods. The volume increase was primarily attributable to the acquisition of dataPRINT in August 1995 and to one-time conversion sales in the 1996 quarter, resulting from financial institution mergers. FM's direct marketing and decision support revenues increased $3.8 million compared to the 1995 period, $2.6 million of which was provided by the acquisition of OKRA Marketing Corporation ("OKRA") in May 1996. Sales in the Education Markets segment increased 5.8% over the 1995 period principally due to higher volume forms sales.

Consolidated gross profit increased by 13.6% and increased as a percentage of sales from 45.4% in the third quarter of 1995 to 46.7% in 1996. FM's gross margin increased from 44.3% in 1995 to 46.7% in 1996. The gross margin from direct marketing and decision support increased from 44.8% in 1995 to 48.5% in 1996. Consolidated gross margins increased primarily as a result of reduced depreciation and amortization related to revaluation adjustments to certain assets included within the restructuring charge recorded in the 1996 second quarter.

Consolidated selling, general and administrative expenses increased by 5.2%, but declined as a percentage of sales from 28.5% in 1995 to 27.2% in 1996. Components of this increase were costs related to the Company's transition from a checks and forms printer to a financial marketing services company and increased expenditures relating to acquired operations (dataPRINT and OKRA), partially offset by reduced employee benefit costs related to the Company's merger of its employee benefits plans, reduced advertising costs relating to The Check Store and reduced depreciation and amortization related to the restructuring charge recorded in the 1996 second quarter.

The Company's consolidated effective income tax rate for the third quarter of 1996 was 41.9% compared to 40.0% in 1995. This increase was primarily due to the increase of non-deductible amortization of intangibles associated with acquisition-related payments made in the previous twelve months.

The Company reported net income of $14.0 million or $0.45 per share for the third quarter of 1996, compared to $11.0 million, or $0.36 per share in the 1995 quarter.


Year to Date 1996 compared with Year to Date 1995

Consolidated net sales for the nine month period ended September 30, 1996 increased $42.1 million or 10.1% as compared to the same period in 1995.

FM's sales increased $35.3 million or 10.1% over the 1995 period. FM's print and fulfillment division provided $26.2 million of this increase, primarily due to the dataPRINT acquisition and to one-time conversion sales in 1996, resulting from financial institution mergers. FM's order volumes in its core check and related products business increased 2.3% over the 1995 period, offset by a price and product mix decrease of 1.7%. FM's direct marketing and decision support revenues increased by $9.1 million compared to 1995, $4.7 million of which was provided by the OKRA acquisition. Sales in the Education Markets segment increased 7.4% over the 1995 period principally due to the acquisition of Quality Computers, Inc. ("QCA") in July 1995 and higher volume forms sales.

Consolidated gross profit increased by 7.2% but decreased as a percentage of sales from 47.1% in 1995 to 45.8% in 1996. The pricing impact resulting from the loss of bank contracts primarily due to mergers early in 1996 or during 1995 and the impact of higher paper prices affected FM's gross margins, which decreased from 46.7% in 1995 to 45.0% in 1996. Consolidated gross margins increased primarily as a result of reduced depreciation and amortization related to revaluation adjustments to certain assets included within the restructuring charge recorded in the 1996 second quarter.

Consolidated selling, general and administrative expenses increased by $9.7 million, reflecting a decrease as a percentage of sales from 28.9% in 1995 to 28.4% in 1996. Components of this increase were costs related to the Company's transition from a checks and forms printer to a financial marketing services company and increased expenditures relating to acquired operations (QCA, dataPRINT and OKRA) and information technologies. The increase in selling, general and administrative expenses was partially offset by reduced employee benefit costs related to the Company's merger of its employee benefits plans and reduced depreciation and amortization related to the restructuring charge recorded in the 1996 second quarter.

Charges totaling $94.1 million and $8 million related to restructuring and acquired in-process research and development, respectively, were incurred in 1996. These costs reflect the Company's plans for plant consolidation over the next two years and other strategic decisions related to product development.

The Company's consolidated effective income tax rate for the first nine months of 1996 was 29.8% compared to 40.0% for the same period in 1995. The decrease in the effective tax rate and the associated tax benefit were primarily due to the effects of permanent tax differences in the restructuring charge, non-deductible acquired in-process research and development charge and non-deductible amortization of intangibles.

The Company reported a net loss for the first nine months of 1996 of $28.6 million, or $0.93 per share, compared to net income of $36.2 million or $1.19 per share for the same period in 1995. In the second quarter, the Company recorded a restructuring charge, which reduced earnings by approximately $1.80 per share, and a charge for acquired in-process research and development costs, which reduced earnings by approximately $0.26 per share. In addition, the Company incurred costs related to restructuring which impacted earnings by approximately $0.03 per share in the first quarter of 1996.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities in the first nine months of 1996 were $63.7 million compared to $54.4 million for the same period in 1995. The primary uses of funds in the first nine months of 1996 were for acquisition of businesses, dividends paid to the Company's shareholders and for capital expenditures. Payments made for acquisition of businesses and for settlements of earnout provisions in previous acquisitions were $35.1 million in the first nine months of 1996, compared to $13.4 million for the same period in 1995. Purchases of property, plant and equipment totaled $22.1 million in the first nine months of 1996, compared to $22.3 million for the same period in 1995.

The Company has unsecured lines of credit which provide for borrowings up to $111.0 million. At September 30, 1996, $69.3 million was outstanding under these lines of credit. In January 1996, the Company paid a $12 million note related to the acquisition of dataPRINT.

On September 30, 1996, the Company had $25.9 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. The Company also believes that it possesses sufficient unused debt capacity and access to debt and equity capital markets to pursue additional acquisition opportunities.


OUTLOOK

To improve service and increase the profitability of its check printing business, the Company is standardizing products and pricing and consolidating and restructuring its manufacturing operations.

Earlier this year, the Company announced plans to consolidate its 40 check imprint plants into a network of seven regional facilities and to incorporate advanced manufacturing technology and systems into this network. In the third quarter of 1996, the Company announced a partnership with APAC Teleservices, Inc. to develop and manage two state-of-the-art call centers for centralized order entry and customer service.

The Company is also in the process of combining its various sales and marketing functions into a single, multi-product organization, focused on serving the financial institution market. This organization offers an integrated product line of marketing decision support, direct marketing and print under the Harland brand. Future plans include developing and acquiring new technology and businesses to enhance this product line.

In line with these business strategies, the Company incurred costs of $1.5 million in the first quarter of 1996 and recorded a $92.5 million pre-tax charge in the second quarter of 1996. Management expects to incur future restructuring charges, predominantly related to employee severance, totaling approximately $10 million. Annual savings in cash operating costs associated with these and other initiatives are ultimately expected to be in the $50 to $75 million range.

No change will be made to the Company's quarterly dividend of 25.5 cents per share, payable December 5, 1996, to shareholders of record as of November 21, 1996. However, in view of the Company's growth initiatives, the Board of Directors is expected to review the Company's dividend strategy in early 1997.

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits

  Reference No.                         Description of Exhibit
----------------------------------------------------------------
      27                               Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended September 30, 1996.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          JOHN H. HARLAND COMPANY
                                                (Registrant)


        November 14, 1996                 William M. Dollar
Date:  _________________             By:_____________________________
                                          William M. Dollar
                                          Vice-President, Finance and
                                          Treasurer
                                          (Authorized Officer and
                                          Principal Accounting Officer)