Form 10-K
period 1996-12-31
HARLAND JOHN H CO
filed 1997-03-31
CIK 45599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  Form 10-K
(Mark One)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1996 or

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on March 12, 1997 was $959,434,230.

The number of shares of the Registrant's Common Stock outstanding on March 12, 1997 was 30,944,066.

A portion of the Registrant's Definitive Proxy Statement dated March 20, 1997 is incorporated by reference in Part III hereof.

                   John H. Harland Company and Subsidiaries

                     Index to Annual Report on Form 10-K

                                                                      Page

                             Part I

Item 1:         Business                                               3

Item 2:         Properties                                             6

Item 3:         Legal Proceedings                                      6

Item 4:         Submission of Matters to a Vote of Security Holders    6

                Executive Officers of the Registrant                   6


                             Part II

Item 5:         Market for the Registrant's Common Equity and
                Related Stockholder Matters                            7

Item 6:         Selected Financial Data                                7

Item 7:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    7

Item 8:         Financial Statements and Supplementary Data            8

Item 9:         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                 8



                            PART III

Item 10:        Directors and Executive Officers of the Registrant     8

Item 11:        Executive Compensation                                 8

Item 12:        Security Ownership of Certain Beneficial Owners
                and Management                                         8

Item 13:        Certain Relationships and Related Transactions         8



                             PART IV

Item 14:        Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                    9

PART I
ITEM 1.   BUSINESS

General

     John H. Harland Company (the "Company" or the "Registrant") was founded in 1923 as a general printer and lithographer. The Registrant is incorporated under the laws of Georgia, and is headquartered in Atlanta. The Company provides value-added products and services to financial institutions, consumers, brokerage firms and financial software companies. These products and services include checks, forms and business documents, database marketing systems, direct marketing campaign management and loan origination software. The Company's subsidiary, Scantron Corporation ("Scantron"), sells products and services primarily to the educational market.

     The Company serves its major markets through two primary business segments, each of which is described below. Reference is made to Note 14 of the Notes to Consolidated Financial Statements on page F19 of this Annual Report on Form 10-K with respect to information concerning the Company's business segments.

Recent Developments

     In April 1996, the Company announced plans to consolidate its 40 check imprint plants into a network of regional facilities and to incorporate advanced manufacturing technology and systems into this network. Consolidation of all but eight of the facilities scheduled for closure is anticipated by December 31, 1997, with the balance to be completed by the middle of 1998. During 1996, the Company recognized restructuring charges of $94.1 million related to the consolidation of manufacturing operations, including severance and associated revaluation of assets, and valuation adjustments related to discontinuing certain subsidiary product lines.

     The Company believes that by rebuilding the infrastructure of its printing operations, and by developing complementary products and services, it will be better positioned to serve the financial services market and strengthen relationships with its customers. The Company also believes that reducing the number of production facilities will result in significant savings in operating costs which will provide additional financial resources to enable it to grow through acquisitions and/or product development efforts.

     In May 1996, the Company acquired OKRA Marketing Corporation ("OKRA"). OKRA designs, develops, markets and supports database marketing software systems, and provides data processing services utilizing such systems. OKRA operates within the Financial Services ("FS") segment, and its products and services are sold under FS's Decision Support product line. The Company believes that the addition of OKRA's products and services to its Decision Support product line has significantly strengthened its competitive position within the rapidly growing market for providing database marketing services, and also believes it is now the leading provider of database marketing services to the financial services market.

Financial Services

     The FS segment is focused on providing value-added products and services to financial institutions, consumers, brokerage firms and financial software companies. These products and services include database marketing systems, direct marketing campaign management, MICR-encoded (magnetic ink character recognition) documents and related forms and loan origination software.

     The Decision Support products and services help financial institutions identify profitable customers, develop sound marketing strategies and execute information-driven plans aimed at building and retaining profitable relationships. These products and services include database management, customer/prospect analysis and marketing program management. Through utilization of a Marketing Customer Information File ("MCIF"), financial institutions are able to quickly and accurately gauge profitability potential and target potential customers with similar profiles. Analysis efforts can be enhanced through the utilization of external as well as internal data, such as demographic and geographic information. The MCIF analysis is then merged into multi-contact direct marketing programs. Additional services include tracking marketing program effectiveness, and identifying marketing messages that garner the most favorable response.

The market for providing database marketing and direct marketing campaign management is growing rapidly within the financial services industry. Decision Support products and services sold by FS provide database marketing solutions to more than 1,200 financial institutions nationwide, representing nearly 60 percent of this emerging market.

     FS provides checks, forms and related MICR-encoded documents to financial institutions and their customers. These product line includes personal, business and computer checks in a wide variety of styles and formats. FS also produces a variety of financial documents used by individuals in conjunction with personal and/or small business financial software applications. These documents include checks, invoices, statements and other forms and financial documents. Additionally, through a strategic alliance with Bottomline Technologies, Inc., FS offers point-of-service capability for the production of MICR readable documents.

     FS's primary competitors in the sale of MICR-encoded documents and related forms to financial institutions are two other large national printers specializing in check printing, one of which possesses substantially greater sales and financial resources than FS. While accurate statistics with respect to the aggregate level of check production are not readily available, the Company believes that FS is the second largest producer of MICR-encoded documents and related forms in the United States.

     FS also markets and supports lending and platform automation software applications for the financial industry. Competition within the market for supplying automated loan origination and compliance solutions varies by size of financial institution, and FS competes with many other companies to provide loan origination software solutions for small as well as large financial institutions.

     The Company believes that the primary competitive factor influencing buying decisions within the FS segment is the ability to provide a broad array of value-added products and services which assist customers in building and retaining profitable relationships with their customers. The Company believes that FS compares favorably with its competitors in this respect.

     FS markets products and services in domestic and international markets, including the United States, Canada, Mexico, Europe, South Africa, Australia, Latin America and the Caribbean. Financial customers include community-based, regional and national financial institutions. Non-financial customers consist of selected retail markets such as superstores, software companies, direct mail check suppliers, catalog merchandisers and affinity groups. International customers include financial and non-financial customers in selected international markets.

     FS's principal raw materials are safety paper, form paper and MICR bond paper. The Company has entered into a three-year fixed-price agreement with a certain domestic supplier of these raw materials. Other printing materials, such as vinyl, inks, checkboards, packaging materials and miscellaneous supplies, are purchased from a number of suppliers. The Company believes that adequate raw materials will be available to support FS's operations.

     The Company believes that the loss of any one FS customer would not have a materially adverse effect on the Company's consolidated results of operations.

Scantron

     Scantron's products and services include data management solutions for educational institutions, including optical mark reading ("OMR") equipment, scannable forms, mail order software and maintenance services. Scantron serves its primary educational market with forms and equipment used to capture, tabulate and analyze data for test scoring and grade reporting and provides educational technology solutions through a proprietary line of software products and peripheral equipment. Scantron is also an authorized distributor of educational software products from a number of leaders in the educational software industry. Scantron's products are supported through its field service division, which offers maintenance services for the scanning machines and software products related to data collection and analysis activities.

     The data collection market is a highly fragmented industry, with many competitors. The Company believes that Scantron is the second largest provider of OMR stand-alone equipment to the educational market in the United States, and also believes its scanning technologies have an advantage over other methods of data capture and tabulation. Scantron's forms printing operation competes with commercial and specialized forms printers, principally on the basis of product quality, customer service, availability of a complete product line and price to the end user. Scantron's field service operation competes with various organizations which provide maintenance services, including manufacturers and other national and local field service and maintenance companies. The market for educational software is also highly fragmented, with many large and small competitors. The Company believes that the primary factors influencing the purchase of educational software include availability of a broad product line, customer service and price to the end user. The Company believes that Scantron compares favorably with its competitors with respect to the factors mentioned above.

     Scantron markets its products primarily through sales and service representatives throughout the United States and also in Canada. Representatives sell systems, distribute new equipment and provide ongoing assistance, such as machine servicing and forms development. Scantron's products are also marketed internationally through distributorships and via direct mail channels.

     Scantron purchases a majority of its paper from one supplier, and purchases the components used in the assembly and manufacturing of OMR equipment from equipment manufacturers, supply firms and others, and purchases software for resale from a number of leaders in the educational software industry. The Company has no reason to believe that Scantron cannot continue to obtain such materials or suitable substitutes for its operation and software in acceptable quantities and at acceptable prices for its operation.

     There is a seasonal nature to Scantron's business in the educational market, but it does not significantly affect the Company's consolidated results.

     The Company believes that the loss of any one Scantron customer would not have a materially adverse effect on the Company's consolidated results of operations.

Patents and Trademarks

      The Company has patents on several products and processes and trademarks on names of several of its products and services. While the Company believes these patents and trademarks to be of value, it does not consider any of them to be critical to its operations.

Employees

     As of December 31, 1996, the Company and its subsidiaries employed 5,599 people.

ITEM 2.   PROPERTIES

     As of December 31, 1996, the Company and its subsidiaries owned 43 facilities located in 28 states and in Puerto Rico, all but 5 of which were primarily production and service facilities. The Company leases 16 facilities for printing and/or warehouse activities. The Company also leases office space for sales and service activities where there are no production facilities, as well as space for 4 of its subsidiaries. These leases have expiration dates ranging from 1997 to 2006. The Company owns its executive offices in Atlanta, Georgia. As part of the Company's strategy to consolidate 40 of its check imprint plants into regional facilities, certain owned facilities to be closed are being held for sale.

ITEM 3.   LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to all executive officers of the Company.

     Name             Age          Office Held
Robert R. Woodson      64   Chairman
Robert J. Amman        58   President and Chief Executive Officer
Joseph M. O'Connell    41   Senior Vice President and Chief Information
                            Officer
S. David Passman III   44   Senior Vice President and Chief Financial Officer
Mark C. Perlberg       40   Senior Vice President and President, Financial
                            Markets Division
Earl W. Rogers Jr.     48   Senior Vice President and President, Printed
                            Products Division
John C. Walters        56   Senior Vice President and General Counsel


     Messrs. Woodson and Rogers have been employed as executive officers of the Company for more than the past five years.

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

     Mr. Passman joined the Company in October 1996. He was previously employed by Deloitte & Touche, LLP for 20 years, last serving as Managing Partner of its Atlanta office.

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


PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     See the information with respect to the market for and number of holders of the Company's common stock, quarterly market information and dividend information which is set forth on page F20 of this Annual Report on Form 10-K. The Company has an established policy of making quarterly dividend payments to shareholders. On January 31, 1997, the Board of Directors approved the reduction of the annual dividend from $1.02 to $0.30 per share. The Company expects to pay future cash dividends depending upon the Company's pattern of growth, profitability, financial condition and other factors which the Board of Directors may deem appropriate.

ITEM 6.   SELECTED FINANCIAL DATA

     See the information with respect to selected financial data on page F20 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F21 through F23 of this Annual Report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information with respect to Financial Statements and Supplementary Data on pages F2 through F19 and page F20, respectively, of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Directors required herein is incorporated by reference to the information under the caption "Election of Directors" in the Registrant's Definitive Proxy Statement for the Annual Shareholders' Meeting dated March 20, 1997 (the "Proxy Statement").

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
                                                               Page in this
                                                               Annual Report
                                                               on Form 10-K
                                                               -------------
(a)1. Financial Statements:

Management Responsibility for Financial Statements                  F2
Independent Auditors' Report                                        F3
Consolidated Balance Sheets                                         F4
Consolidated Statements of Income                                   F6
Consolidated Statements of Cash Flows                               F7
Consolidated Statements of Shareholders' Equity                     F8
Notes to Consolidated Financial Statements                          F9
Quarterly Financial Information (unaudited)                        F20

(a)2. Financial Statement Schedules:

Schedule II. Valuation and Qualifying Accounts                      S1

(a)3.  Exhibits
     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference.)

3.1 *   Amended and Restated Articles of Incorporation (Exhibit 3.1 to the
      Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K")).
3.2     By-Laws, as amended.
4.1 Indenture, as supplemented and amended, relating to 6.75% Convertible Subordinated Debentures due 2011 of Scantron Corporation (omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K; will be furnished to the Commission upon request).
4.2 *   Form of Rights Agreement dated as of June 9, 1989, between the
      Registrant and Citizens and Southern Trust Company (Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 9, 1989).
4.3 *   First Amendment dated June 12, 1992 to Rights Agreement dated June 9,
      1989 between the Registrant and NationsBank of Georgia Inc., N.A., successor to Citizens and Southern Trust Company (Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).
4.4 *   Second Amendment dated July 24, 1992 to Rights Agreement dated June 9,
      1989 between the Registrant and Trust Company Bank, successor to NationsBank of Georgia Inc., N.A., and to Citizens and Southern Trust Company (Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).
4.5 *   Note Agreement dated as of December 1, 1993 relating to the
      Registrant's 6.60% Series A Senior Notes Due December 30, 2008 (Exhibit
      4.5 to the 1993 10-K).
4.6 See Articles IV, V and VIII of the Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V, and VIII of the Registrant's By-Laws, as amended, filed as Exhibit 3.2.
10.1 * Form of Deferred Compensation Agreement between the Registrant and Robert R. Woodson (Exhibit 10.1 to the 1993 10-K).
10.2 * Form of Monthly Benefit Amendment to Deferred Compensation Agreement between the Registrant and Mr. Woodson (Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31,
      1990).

10.3 * Form of Deferred Compensation Agreement between the Registrant and Earl W. Rogers Jr. (Exhibit 10.3 to the 1993 10-K).
10.4 * Form of Amendment to Deferred Compensation Agreement between the Registrant and Messrs. Woodson and Rogers (Exhibit 10.6 to the 1993 10-
      K).
10.5 * Form of Non-Compete and Termination Agreement between the Registrant and Messrs. Woodson, Rogers and William M. Dollar (Exhibit 10.7 to the 1993 10-K).
10.6 * Form of Non-Compete and Termination Agreement between the Registrant and Joseph M. O'Connell, S. David Passman III, Mark C. Perlberg and
      John C. Walters (Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K")).
10.7 * Form of Executive Life Insurance Plan between the Registrant and Messrs. Woodson and Rogers (Exhibit 10.8 to the 1993 10-K).
10.8 * John H. Harland Company 1981 Incentive Stock Option Plan, as Extended, as amended (Exhibit 10.9 to the 1995 10-K).
10.9 * John H. Harland Company Employee Stock Purchase Plan, as amended (Exhibit 10.10 to the 1995 10-K).
10.10   John H. Harland Company Deferred Compensation Plan for Outside
      Directors.
21      Subsidiaries of the Registrant.
23      Independent Auditors' Consent.
27      Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          JOHN H. HARLAND COMPANY

     William M. Dollar
     ____________________
     William M. Dollar
     Vice President, Finance and Treasurer
     (Principal Accounting Officer)
     Date:  3/28/97

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Robert J. Amman          3/28/97   Robert R. Woodson        3/21/97
______________________   ________  ______________________   ________
Robert J. Amman          Date      Robert R. Woodson        Date
President and Director             Chairman and Director
(Principal Executive Officer)


S. David Passman III     3/28/97
______________________   ________  ______________________   ________
S. David Passman III     Date      G. Harold Northrop       Date
Senior Vice President and               Director
Chief Financial Officer
(Principal Financial Officer)


Juanita Powell Baranco   3/26/97
______________________   ________  ______________________   ________
Juanita Powell Baranco   Date      H.G. Pattillo            Date
Director                      Director

Lawrence L.
   Gellerstedt Jr.       3/21/97
______________________   ________  ______________________   ________
Lawrence L.              Date      Larry L. Prince          Date
   Gellerstedt Jr.                 Director
Director


Edward J. Hawie          3/21/97   John H. Weitnauer, Jr.   3/21/97
______________________   ________  ______________________   ________
Edward J. Hawie          Date      John H. Weitnauer, Jr.   Date
Director                           Director



______________________   ________  ______________________   ________
John J. McMahon, Jr.     Date      Robert A. Yellowlees     Date
Director                           Director

                   JOHN H. HARLAND COMPANY AND SUBSIDIARIES

                      Index to Information For Inclusion
                      in the Annual Report on Form 10-K
                     for the year ended December 31, 1996



Management Responsibility For Financial Statements   F2


Independent Auditors' Report                         F3


Consolidated Financial Statements
   and Notes to Consolidated Financial Statements    F4


Supplemental Financial Information                  F20


Management's Discussion and Analysis of
   of Operations and Financial Condition            F21


Supplemental Financial Statement Schedule            S1

































                                     - F1 -



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

     The Audit Committee of the Board of Directors is composed of directors who are neither officers nor employees of the Company. The Committee meets periodically with management, Internal Audit and the independent auditors to discuss auditing, the Company's control structure and financial reporting matters. Internal Audit and the independent auditors have full and free access to the Audit Committee.



S. David Passman III

S. David Passman III
Senior Vice President and Chief Financial Officer




William M. Dollar

William M. Dollar
Vice President, Finance and Treasurer


















                                     - F2 -



                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of John H. Harland Company:

     We have audited the accompanying consolidated balance sheets of John H. Harland Company and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland Company and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Atlanta, Georgia
January 31, 1997

















                                     - F3 -


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share amounts)
                                                         December 31
                                                       1996        1995
 -----------------------------------------------------------------------
 ASSETS

 CURRENT ASSETS:
 Cash and cash equivalents                        $  22,667   $  12,862
 Short-term investments                                 152         400
 Accounts receivable from customers, less
   allowance for doubtful accounts of $2,886
   and $2,251                                        69,596      67,660
 Inventories:
   Raw materials and semi-finished goods             28,190      34,349
   Hardware component parts                           2,770       4,710
   Finished goods                                     2,504       3,237
 Deferred income taxes                                8,347       6,523
 Other                                               14,177      16,001
 -----------------------------------------------------------------------
 Total current assets                               148,403     145,742
 -----------------------------------------------------------------------


 INVESTMENTS AND OTHER ASSETS:
 Assets held for disposal                            30,656
 Investments                                          6,178       8,188
 Goodwill and other intangibles - net               127,491     133,092
 Deferred income taxes                               20,012
 Other                                               25,596      22,519
 -----------------------------------------------------------------------
 Total investments and other assets                 209,933     163,799
 -----------------------------------------------------------------------


 PROPERTY, PLANT AND EQUIPMENT:
 Land                                                 3,439       9,852
 Buildings and improvements                          31,285      80,867
 Machinery and equipment                            151,800     234,284
 Furniture and fixtures                              14,161      19,884
 Leasehold improvements                               3,386       2,954
 Additions in progress                               11,069      16,159
 -----------------------------------------------------------------------
 Total                                              215,140     364,000
 Less accumulated depreciation and amortization     118,745     198,891
 -----------------------------------------------------------------------
 Property, plant and equipment - net                 96,395     165,109
 -----------------------------------------------------------------------


 Total                                            $ 454,731   $ 474,650
 =======================================================================

 See Notes to Consolidated Financial Statements.





                                     - F4 -


 CONSOLIDATED BALANCE SHEETS (continued)


                                                         December 31
                                                       1996        1995
 -----------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Short-term debt                                  $  43,089   $  35,000
 Accounts payable - trade                            27,057      26,311
 Deferred revenues                                   25,069      25,141
 Accrued liabilities:
   Salaries, wages and employee benefits             21,560      18,217
   Restructuring costs                               12,694
   Taxes                                              6,031       4,698
   Other                                              9,211      11,703
 -----------------------------------------------------------------------
 Total current liabilities                          144,711     121,070
 -----------------------------------------------------------------------

 LONG-TERM LIABILITIES:
 Long-term debt                                     114,075     114,574
 Deferred income taxes                                            4,504
 Other                                               13,542      12,355
 -----------------------------------------------------------------------
 Total long-term liabilities                        127,617     131,433
 -----------------------------------------------------------------------

 Total liabilities                                  272,328     252,503
 -----------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (see Note 13)

 SHAREHOLDERS' EQUITY:
 Series preferred stock, authorized 500,000
   shares of $1.00 par value, none issued
 Common stock, authorized 144,000,000 shares of
   $1.00 par value, 37,907,497 shares issued         37,907      37,907
 Additional paid-in capital                           2,032       2,375
 Foreign currency translation adjustment                 54          54
 Retained earnings                                  316,315     361,554
 -----------------------------------------------------------------------
 Total shareholders' equity                         356,308     401,890
 Less 6,983,520 and 7,252,740 shares in
   treasury, at cost                                173,905     179,743
 -----------------------------------------------------------------------
 Shareholders' equity - net                         182,403     222,147
 -----------------------------------------------------------------------

 TOTAL                                            $ 454,731   $ 474,650
 =======================================================================

 See Notes to Consolidated Financial Statements.





                                     - F5 -



                         JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                          (In thousands except per share amounts)

                                                 Year ended December 31
                                               1996       1995       1994
 -------------------------------------------------------------------------
 NET SALES                                $ 609,384  $ 561,617  $ 521,266
 -------------------------------------------------------------------------
 COST AND EXPENSES:
 Cost of sales                              327,162    302,660    272,272
 Selling, general and administrative
   expenses                                 171,839    160,897    145,392
 Amortization of intangibles                 16,432     14,840     11,590
 Restructuring charge                        94,054
 Acquired in-process research and
   development costs                          7,973
 -------------------------------------------------------------------------
 Total                                      617,460    478,397    429,254
 -------------------------------------------------------------------------

 INCOME (LOSS) FROM OPERATIONS               (8,076)    83,220     92,012
 -------------------------------------------------------------------------

 OTHER INCOME (EXPENSE):
 Interest expense                           (10,330)    (8,714)    (7,747)
 Other-net                                    2,929      2,397        861
 -------------------------------------------------------------------------
 Total                                       (7,401)    (6,317)    (6,886)
 -------------------------------------------------------------------------

 INCOME (LOSS) BEFORE INCOME TAXES          (15,477)    76,903     85,126

 INCOME TAXES                                (1,623)    30,886     33,886
 -------------------------------------------------------------------------
 NET INCOME (LOSS)                        $ (13,854) $  46,017  $  51,240
 =========================================================================

 NET INCOME PER COMMON SHARE              $    (.45) $    1.51  $    1.68
 =========================================================================

 See Notes to Consolidated Financial Statements.

















                                     - F6 -


                           JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                                   Year ended December 31
                                                         1996       1995       1994
 -----------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net Income (Loss)                                  $ (13,854)  $ 46,017   $ 51,240
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                       42,714     48,317     41,539
   Provision for restructuring charge                  87,631
   Acquired in-process research and development costs   7,973
   Loss (gain) on sale of assets                         (214)      (239)       472
   Other                                                1,068      2,426      2,365
   Change in assets and liabilities net of
     effects of businesses acquired:
     Deferred income taxes                            (34,205)      (355)    (2,951)
     Accounts receivable                                 (848)    (9,575)     7,586
     Inventories and other current assets              11,131    (22,038)       987
     Accounts payable and accrued expenses             (3,105)    10,989      7,628
     Other - net                                          (27)       114     (1,031)
 -----------------------------------------------------------------------------------
 Net cash provided by operating activities             98,264     75,656    107,835
 -----------------------------------------------------------------------------------

 INVESTING ACTIVITIES:
 Purchases of property, plant and equipment           (28,920)   (33,391)   (37,474)
 Proceeds from sale of property, plant and equipment    5,699      1,748      3,902
 Payment for acquisition of businesses -
   net of cash acquired                               (35,023)   (36,464)   (60,571)
 Change in short-term investments - net                   248      2,850       (601)
 Investment in equity securities                                             (4,300)
 Other - net                                          (11,397)     1,440     (5,762)
 -----------------------------------------------------------------------------------
 Net cash used in investing activities                (69,393)   (63,817)  (104,806)
 -----------------------------------------------------------------------------------

 FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                     4,000
 Short-term borrowings-net                              8,000      9,000     10,000
 Purchases of treasury stock                             (739)       (52)    (5,484)
 Issuance of treasury stock                             6,167      3,879      3,826
 Dividends paid                                       (31,385)   (31,123)   (29,903)
 Other - net                                           (1,109)      (640)      (255)
 -----------------------------------------------------------------------------------
 Net cash used in financing activities                (19,066)   (18,936)   (17,816)
 -----------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents       9,805     (7,097)   (14,787)
 Cash and cash equivalents at beginning of year        12,862     19,959     34,746
 -----------------------------------------------------------------------------------
 Cash and cash equivalents at end of year            $ 22,667   $ 12,862   $ 19,959
 ===================================================================================

 Cash paid during the year for:
    Interest                                         $ 10,425   $  8,483   $  8,061
 ===================================================================================
    Income taxes                                     $ 32,205   $ 31,708   $ 32,263
 ===================================================================================

 See Notes to Consolidated Financial Statements.
                                     - F7 -


                                     JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands except share and per share amounts)
                               --- Years Ended December 31, 1996, 1995 and 1994 ---
                                                                                       Foreign
                                                   Additional                          Currency
                                        Common     Paid-In     Retained    Treasury  Translation
                                         Stock      Capital     Earnings     Stock    Adjustment
------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993               $ 37,907   $ 4,225    $ 325,323  $ (183,853)    $  72
Net income                                                        51,240
Cash dividends, $.98 per share                                   (29,903)
Purchase of 258,847 shares of treasury
  stock                                                                       (5,484)
Issuance of 212,159 shares of treasury
  stock under employee stock plans                     (915)                   4,741
Foreign currency translation adjustment                                                    (18)
Other                                                    79
------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                 37,907     3,389      346,660    (184,596)       54
Net income                                                        46,017
Cash dividends, $1.02 per share                                  (31,123)
Purchase of 2,337 shares of treasury
  stock                                                                          (52)
Issuance of 218,188 shares of treasury
  stock under employee stock plans                   (1,026)                   4,905
Other                                                    12
------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                 37,907     2,375      361,554    (179,743)       54
Net loss                                                         (13,854)
Cash dividends, $1.02 per share                                  (31,385)
Purchase of 28,916 shares of treasury
  stock                                                                         (739)
Issuance of 298,136 shares of treasury
  stock under employee stock plans and
   conversion of debentures                            (343)                   6,577
------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996               $ 37,907   $ 2,032    $ 316,315  $ (173,905)    $  54
================================================================================================

See Notes to Consolidated Financial Statements.




                                                       -F8-



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:
     Consolidation - The consolidated financial statements include the financial statements of John H. Harland Company and its majority-owned subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated.
     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
     Inventories - Inventories are stated at the lower of cost or market. Cost of inventory for checks and related forms is determined by average costing. Cost of scannable forms and hardware component parts inventories is determined by the first-in, first-out method. Cost of data entry terminals is determined by the specific identification method.
     Impairment of Long-Lived Assets - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Assets held for disposal are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets. The Company reviews long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the asset. There was no impact on the financial statements upon adoption of SFAS 121, other than the portion of the restructuring charges related to disposition of assets.
     Investments - Short-term investments are carried at cost plus accrued interest, which approximates market, and consist primarily of certificates of deposit and demand notes with original maturities in excess of three months. Marketable equity securities included in long-term investments are not significant and are carried at cost, which approximates market. Other long-term investments are carried principally at cost. The Company classifies substantially all of its investments as available-for-sale securities.
     Goodwill and Other Intangibles - Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over periods from 12 to 40 years. Other intangible assets consist primarily of purchased customer lists and non-compete covenants which are amortized on a straight-line basis over periods ranging from two to eight years. Carrying values of goodwill and other intangibles are periodically reviewed to assess recoverability based on expectations of undiscounted cash flows and operating income for each related business unit. Impairments would be recognized in operating results if a permanent diminution in value were expected. Amortization periods of intangible assets are also reviewed to determine whether events or circumstances warrant revision to estimated useful lives.
     Other Assets - Other assets consist primarily of capitalized software development costs, which are amortized over three years, and prepaid customer incentive payments, which are amortized as a reduction of sales over the life of the related contract.
     Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation of buildings is computed primarily by the declining balance method. Depreciation of equipment, furniture and fixtures is calculated by the straight-line or sum-of-the-years digits methods. Leasehold improvements are amortized by the straight-line method over the life of the lease or the life of the property, whichever is shorter. Accelerated methods are used for income tax purposes for all property where allowed.
                                       -F9-



     Revenue Recognition - Sales of products and services are recorded based on shipment of products or performance of services. Revenue from maintenance contracts is deferred and recognized over the period of the agreements.
     Net Income (Loss) Per Share - Net income (loss) per common share is based on the weighted average number of shares of common stock and common share equivalents outstanding during each year, which was 30,951,128 for 1996; 30,557,594 for 1995 and 30,516,799 for 1994. Common share equivalents include the number of shares issuable upon exercise of the Company's stock options and conversion of convertible securities, if dilutive. The difference between primary and fully diluted common share equivalents is not significant.
     Income Taxes - Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.
     Reclassifications - Certain reclassifications have been made in the 1994 and 1995 financial statements to conform to the 1996 classifications.

2. RESTRUCTURING CHARGE
     In 1996, the Company announced plans to consolidate its 40 check imprint plants into a network of regional facilities (the "Restructuring"). As part of the Restructuring, the Company recorded pre-tax charges as follows (in thousands):

------------------------------------------------------------------------
Write down of equipment
     and facilities                               $   45,132
Write down of intangible assets                       23,198
Employee severance                                    17,943
Other                                                  7,781
------------------------------------------------------------------------
Total                                             $   94,054
------------------------------------------------------------------------

     The Restructuring related to consolidation of manufacturing operations, including severance and associated revaluation of assets, and valuation adjustments related to discontinuing certain subsidiary product lines.
     In 1996, the Company made payments totaling $6.4 million related to the Restructuring. Further charges, predominantly related to employee severance, are anticipated. These are expected to total $10 million and will be paid primarily in 1997. Certain assets at the facilities scheduled to close are being held for sale as a result of this Restructuring. The Company expects to sell these assets within one year of the related facility being closed. Accrued restructuring costs consist primarily of severance and other related costs associated with plant consolidation strategies and are expected to be paid primarily in 1997.


3. ACQUISITIONS
     During 1996, 1995 and 1994, the Company acquired the businesses described below, which were accounted for using the purchase method of accounting. The results of operations of each acquisition are included in the consolidated financial statements from the date of acquisition. Certain of these purchase agreements provide for subsequent contingent payments which, if paid, will be recorded as an increase in goodwill and will be amortized over the remaining life of the associated goodwill.
     On May 31, 1996, the Company's wholly owned subsidiary, Marketing Profiles, Inc., acquired the common stock of Florida-based OKRA Marketing Corporation ("OKRA") for cash paid at closing. The acquisition price was funded with proceeds from short-term borrowings. OKRA designs, develops, markets and supports proprietary application software products and systems, and provides data processing services utilizing such products and systems. Cash paid for this acquisition totaled $24.6 million, net of related acquisition costs of $0.4 million. As part of this acquisition, the Company acquired in-process research and development costs of $8.0 million, which was
                                      -F10-



expensed at acquisition. Of the total acquisition costs, approximately $19.4 million was preliminarily allocated to intangible assets, of which $11.5 million represented goodwill, and is being amortized on a straight-line basis over 15 years.
     On May 15, 1996, the Company acquired with cash an additional one percent of the common stock of G.H. Grupo Industrial, S.A. de C.V. and its wholly owned subsidiary Galas Harland, S.A. de C.V.
     On July 3, 1995, the Company's wholly owned subsidiary, Scantron Corporation, acquired the net assets of Quality Computers & Applications Inc. ("QCA") for cash paid at closing and a contingent purchase payment payable in 1999. The contingent purchase payment is based upon a multiple of QCA's 1998 operating results as defined in the acquisition agreement. The acquisition price was funded with proceeds from short-term borrowings. QCA is based in Detroit, Michigan, and is a mail-order retailer of software and hardware to the educational technology market. The new entity operates under the name Scantron Quality Computers, Inc.
     On August 31, 1995, the Company acquired the net assets of dataPRINT, a division of Data Print, Inc., for cash and a note payable. The cash paid at closing was funded with proceeds from short-term borrowings. dataPRINT is based in Seattle, Washington, and produces computer-compatible forms, particularly forms utilized by personal finance software packages.
     Assets acquired through acquisitions in 1995 totaled $23.1 million, net of liabilities assumed of $1.8 million. Cash paid for these acquisitions totaled $11.1 million along with a note payable made by the Company for $12.0 million that was paid in January 1996. Of the total acquisition costs, $20.3 million was allocated to intangible assets, of which $10.6 million represented goodwill which is being amortized over 15 to 20 year periods.
     On January 7, 1994, the Company acquired Marketing Profiles, Inc. ("MPI") for cash paid at closing and contingent purchase payments payable to the former MPI shareholders based upon a multiple of MPI's 1996 operating results as defined in the acquisition agreement. In October 1995, the acquisition agreement related to the MPI acquisition was amended to redefine the calculation of the contingent purchase payment and the related terms of payment. Accordingly, the Company paid $10 million in April 1996 and $22.7 million in October 1995 to former MPI shareholders, which together represented the final contingent purchase payments. The payments were recorded as an increase in goodwill and are being amortized over the remaining estimated life. MPI is a database marketing and consulting company that provides software products and related marketing services to the financial industry.
     On March 31, 1994, the Company acquired the net assets of FormAtion Technologies, Inc. ("FormAtion") for cash paid at closing and a contingent purchase payment payable in 1997 to the former FormAtion shareholders. In 1995, the Company paid $2.7 million for early settlement and termination of the contingent purchase agreement. FormAtion develops, markets and supports lending and platform automation software for the financial industry.
     On September 30, 1994, the Company's wholly owned subsidiary, Scantron Corporation, acquired the net assets of Financial Products Corporation ("FPC") for cash paid at closing. FPC is a provider of maintenance and repair services for a broad variety of computers, peripherals, networks and operating systems.
     Assets acquired through acquisitions in 1994 totaled $65.4 million, net of liabilities assumed of $18.9 million. The cash paid for these acquisitions totaled $65.0 million and estimated acquisition-related costs totaled $0.4 million. The purchases were funded with a portion of the proceeds received in the December 1993 issuance of long-term debt, proceeds from short-term borrowings and from internally generated funds. Contingent purchase payments of $25.4 million in 1995 and $10 million in 1996 were made related to these acquisitions. Of the total acquisition costs (including contingent purchase price payments), $94.7 million was allocated to intangible assets, of which $88 million represented goodwill, which is being amortized over 10 to 25 year periods.



                                      -F11-




     Goodwill and other intangible assets acquired in acquisitions consist of the following as of December 31 (in thousands):

                                       1996      1995
------------------------------------------------------------------------
Goodwill                           $ 119,125 $ 116,267
Non-compete covenants                 30,350    30,650
Customer lists                        22,014    25,843
------------------------------------------------------------------------
Total                                171,489   172,760
Less accumulated amortization         43,998    39,668
------------------------------------------------------------------------
Total                              $ 127,491 $ 133,092
========================================================================

     The following represents the unaudited pro forma results of operations which assume the acquisitions occurred at the beginning of the respective year in which the assets were acquired as well as the beginning of the immediately preceding year. These results include certain adjustments, primarily increased amortization of intangible assets, increased interest expense, reduced interest income and depreciation expense, offset by in-process research and development costs expensed in 1996 (in thousands, except per share amounts):


                             1996      1995      1994
------------------------------------------------------------------------
Net sales                 $ 615,063 $ 591,468 $ 561,406
Net income (loss)            (7,762)   41,448    51,617
Net income (loss)
  per common share             (.25)     1.36      1.69

     The pro forma financial information presented does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.

4. ASSETS HELD FOR DISPOSAL
     Effective January 1, 1996, the Company adopted SFAS 121. As part of the Company's strategy to consolidate 40 of its check imprint plants into regional facilities, certain assets, predominantly land, buildings and equipment at the facilities to be closed with a carrying value of approximately $30.7 million, are now being held for sale. The Company expects to sell these assets within one year of the related facility being closed. Fair value of land and buildings was determined by independent valuation. Fair value of equipment and other assets was determined by management valuation based on recent disposals of similar equipment. The impairment loss totaling approximately $45.1 million is included within the restructuring charge as discussed in Note 2.

5. SHORT-TERM DEBT
     As of December 31, 1996, the Company had available unsecured lines of credit under which it could borrow up to $111 million in the form of short-term notes, for which no compensating balances or commitment fees are required. As of December 31, 1996 and 1995, $43 million and $23 million, respectively, were outstanding under these unsecured lines of credit, bearing average variable interest rates of 5.85% and 6.16%, respectively.
     On August 31, 1995, the Company issued a note payable in the amount of $12 million in conjunction with its acquisition of the net assets of dataPRINT (see Note 3). This note payable carried a fixed interest rate of 4% and was paid in January 1996.

6. LONG-TERM DEBT
     Long-term debt consisted of the following as of December 31 (in thousands):
                                      -F12-


                                       1996      1995
------------------------------------------------------------------------
Series A Senior Notes              $  85,000 $  85,000
Term Loan                             15,000    15,000
Convertible Subordinated
     Debentures                        9,847    10,157
Industrial Development
     Refunding Revenue Bonds           4,000     4,000
Other                                  1,329       867
-------------------------------------------------------------------------
Total                                115,176   115,024
Less current portion                   1,101       450
-------------------------------------------------------------------------
Long-term debt                     $ 114,075 $ 114,574
=========================================================================

    The Company has outstanding $85 million of Series A Senior Notes ("Senior Notes") and a $15 million Term Loan ("Term Loan"), which bear interest at fixed interest rates of 6.60% and 6.63%, respectively. The Senior Notes mature from 2004 to 2008 and the Term Loan is due 2003.
     The Company's 6.75% convertible subordinated debentures are convertible into common stock of the Company at any time prior to maturity, at a conversion price of $25.17 per share, subject to adjustment in certain events. As of December 31, 1996, 314,751 shares of common stock were reserved for conversion of the debentures. The debentures are entitled to an annual mandatory sinking fund, which commenced June 1, 1996, calculated to retire 75% of the debentures prior to maturity in 2011. The debentures are redeemable, in whole or in part, at any time at the option of the Company at par plus accrued interest. The debentures are subordinated to all senior debt.
     On July 1, 1994, the Company executed certain agreements under which $4 million face value of Industrial Development Refunding Revenue Bonds - Series 1994 ("the Bonds") were issued with interest at variable rates, which averaged 3.55% in 1996 and are due in 2004. Proceeds from the issuance were used to repay in full the Company's existing Industrial Development Revenue Bond, which matured on July 1, 1994.
     The debt agreements relating to the Senior Notes, the Term Loan and the Bonds contain certain covenants, the most restrictive of which limit the amount of funded indebtedness of the Company and require the Company to maintain a minimum fixed charge coverage ratio. At December 31, 1996, the Company was in compliance with the covenants associated with these debt instruments. Other long-term debt relates principally to capitalized lease obligations.
     Annual maturities of long-term debt including sinking fund requirements (less subordinated debentures re-acquired) during the next five years are:
1997-$1.7 million; 1998-$0.8 million; 1999-$0.6 million; 2000-$0.6 million and
2001-$0.6 million.

7. INCOME TAXES
     The provision (benefit) for the years ended December 31, 1996, 1995 and 1994 includes the following (in thousands):

                                 1996      1995      1994
------------------------------------------------------------------------
Current:   Federal            $ 22,218  $ 25,542  $ 28,754
           State                 4,794     5,697     6,289
------------------------------------------------------------------------
Total                           27,012    31,239    35,043
========================================================================
Deferred:  Federal             (24,107)     (310)     (963)
           State                (4,528)      (43)     (194)
------------------------------------------------------------------------
Total                          (28,635)     (353)   (1,157)
------------------------------------------------------------------------
Total                         $ (1,623) $ 30,886  $ 33,886
========================================================================

                                      -F13-




     The tax effects of significant items comprising the Company's net deferred tax asset and liability as of December 31 are as follows (in thousands):

                                             1996         1995
------------------------------------------------------------------------
Current deferred tax asset:
     Accrued vacation                   $   1,704    $   2,124
     Deferred revenue                       1,464        1,911
     Accrued liabilities                    1,701        2,103
     Other                                  3,478          385
------------------------------------------------------------------------
Total                                       8,347        6,523
------------------------------------------------------------------------
Non-current deferred tax asset (liability):
     Difference between book  and tax basis
        of property                         5,895      (14,767)
     Deferred revenue                       1,974        2,148
     Deferred compensation                  1,685        1,701
     Acquisition reserves                     933        1,952
     Postretirement benefit obligation      2,936        2,806
     Other                                  6,589        1,656
------------------------------------------------------------------------
Total                                      20,012       (4,504)
Valuation allowance                             0            0
------------------------------------------------------------------------
Net deferred tax asset                   $ 28,359    $   2,019
========================================================================

     A reconciliation between the Federal income tax statutory rate and the Company's effective income tax rate is as follows:

                                       1996         1995        1994
------------------------------------------------------------------------
Statutory rate                         35.0%        35.0%       35.0%
State and local income taxes, net of
    Federal income tax benefit         (1.1)         4.8         4.7
Income from Puerto Rico                 8.9         (1.7)       (1.6)
In-process research
     and development costs            (18.0)
Non-deductible goodwill               (14.7)         0.7         0.4
Other - net                             0.4          1.4         1.3
------------------------------------------------------------------------
Effective income tax rate              10.5%        40.2%       39.8%
========================================================================

8. SHAREHOLDERS' EQUITY
     Each share of common stock includes a stock purchase right, which is not currently exercisable but would become exercisable upon occurrence of certain events as provided for in the Rights Agreement. The rights expire on July 5, 1999.
     On January 31, 1997, the board of directors approved the reduction of the annual dividend from $1.02 to $0.30 per share.










                                      -F14-




9. STOCK COMPENSATION PLANS
     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Effective January 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income
(loss) and net income (loss) per share would have changed to the pro forma amounts listed below (in thousands, except per share amounts):

                                         1996           1995
------------------------------------------------------------------------
Net income (loss)
     As reported                    $  (13,854)     $  46,017
     Pro forma                         (15,007)        45,260
Net income (loss) per common share
     As reported                     $    (.45)     $    1.51
     Pro forma                            (.48)          1.48


     Under the John H. Harland Company Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 4,350,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may choose to exercise an option to purchase shares of Company stock with earnings which have been withheld during each quarter. The option price is 85% of the lower of the beginning-of-quarter or end-of-quarter market price. During 1996, 1995 and 1994, employees exercised options to purchase 196,458 shares, 202,494 shares and 218,125 shares, respectively, from the ESPP. Options granted under the ESPP were at prices ranging from $17.80 to $25.87 in 1996, $16.89 to $19.23 in 1995 and $17.16 to $18.70 in 1994. Pro
forma compensation cost associated with options granted under the ESPP is estimated based on the discount from market value. As of December 31,1996, there were 815,632 shares of common stock reserved for purchase under the ESPP.
     Under the John H. Harland Company 1981 Incentive Stock Option Plan, As Extended ("ISOP"), the Company may grant incentive and non-qualified stock options to certain key employees to purchase shares of Company stock at no less than the fair market value of the stock on the date of the grant. The Company is authorized to issue up to 2,685,955 shares of common stock under the ISOP. Options granted under the ISOP through July 1995 became fully exercisable one year from the date of the grant, with a maximum life of five years. Options granted under the ISOP after July 1995 vest ratably over a five-year period beginning on the first anniversary of the date of the grant, and have a maximum life of 10 years, with the exception of one grant made in 1995 that has a maximum life of seven years.
     The fair value of options granted under the ISOP during 1996 was estimated as $7.40, using the Black-Scholes option pricing model and the following weighted average assumptions: dividend yield 3.9%, expected volatility of 25.4%, risk-free interest rate of 6.4%, assumed forfeiture rate of 3% and an expected life of eight years. The fair value of options granted under the ISOP during 1995 was estimated as $3.32, using the following weighted average assumptions: dividend yield 5.0%, expected volatility of 23.4%, risk-free interest rate of 6.1%, assumed forfeiture rate of 3% and an expected life of 6.8 years. A summary of transactions under the ISOP during the three years ended December 31, 1996, follows:







                                      -F15-



                                                          Weighted Average
                                               Shares      Exercise Price
--------------------------------------------------------------------------
Outstanding - December 31, 1993                375,668         $  22.89
       Options granted                         114,250            21.75
       Options exercised                        (4,034)           19.70
       Options canceled                       (100,051)           22.09
------------------------------------------------------------------------
Outstanding - December 31, 1994                385,853         $  22.79
       Options granted                       1,123,250            24.61
       Options exercised                       (15,652)           14.02
       Options canceled                        (82,443)           23.53
------------------------------------------------------------------------
Outstanding - December 31, 1995              1,411,008         $  24.30
       Options granted                       1,090,000            26.52
       Options exercised                       (85,579)           21.05
       Options canceled                        (60,143)           23.08
------------------------------------------------------------------------
Outstanding - December 31, 1996              2,355,286          $ 25.47
========================================================================

     As of December 31, 1996, there were 2,627,807 shares of common stock reserved for issue under the ISOP. The following table summarizes information pertaining to options outstanding and exercisable under the ISOP as of December 31, 1996:

                                     Options Outstanding
------------------------------------------------------------------------
                                               Weighted      Weighted
                                          Average Remaining   Average
Range of                       Number      Contractual Life   Exercise
Exercise Prices             Outstanding        (Years)         Price
------------------------------------------------------------------------
$10 to $15                      3,567            0.92        $  11.59
$15 to $20                     89,785            2.90           19.15
$20 to $25                  1,462,917            7.05           23.12
$25 to $30                    379,017            5.25           29.55
$30 to $35                    420,000            9.80           31.47
------------------------------------------------------------------------
Total                       2,355,286
========================================================================


                                           Options Exercisable
------------------------------------------------------------------------
Range of                               Weighted Average     Exercise
Exercise Prices                        Number Exercisable     Price
========================================================================
$10 to $15                                   3,567       $  11.59
$15 to $20                                  89,785          19.15
$20 to $25                                 259,584          23.12
$25 to $30                                 112,351          29.55
------------------------------------------------------------------------
Total                                      465,287
========================================================================


10. EMPLOYEE RETIREMENT AND SAVINGS PLANS
     Effective April 1, 1996, the Company merged substantially all of the Company's profit sharing plan assets with the Company's Master 401(k) Plan and Trust ("401(k) plan"). John H. Harland Company of Puerto Rico ("Harland PR") assumed sponsorship of the profit sharing plan since remaining assets relate only to Harland PR employees.

                                      -F16-



     Harland PR's profit sharing plan is a non-contributory plan to provide retirement income for Harland PR employees. In years prior to 1996, the profit sharing plan provided retirement income for most of the Company's employees and the Company was required to contribute to the profit sharing plan an amount equal to 7.5% of its income before income taxes and profit sharing contribution plus such additional amount as the board of directors determined, up to a maximum of 15% of the aggregate compensation of participating employees. Contributions to the profit sharing plan were $0.4 million in 1996, $7.9 million in 1995 and $9.9 million in 1994.
     The 401(k) plan is a defined contribution 401(k) plan with an employer match covering any employee of the Company or a participating affiliate of the Company who is not a non-resident alien. Participants may contribute on a pre-tax and after-tax basis, subject to maximum IRS limits and not exceeding 17% of annual compensation. Effective January 1, 1996, the Company matches employee contributions $0.50 for every dollar up to a maximum Company matching contribution of 3% of annual compensation. Additional contributions may be made from accumulated or current net profits at the board of directors' discretion. Contributions to the 401(k) plan were $3.5 million in 1996, $0.6 million in 1995 and $0.4 million in 1994.
     The Company has unfunded deferred compensation agreements with certain officers. The present value of cash benefits payable under the agreements is being provided over the periods of active employment and totaled $3.9 million at December 31, 1996. The charge to expense for these agreements is not significant.

11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
     The Company sponsors two defined postretirement benefit plans that cover qualifying salaried and non-salaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. The life insurance plan is non-contributory. The Company's intent is that the retiree provide approximately 50% of the actual cost of providing the medical plan. Neither plan is funded.
     As of December 31, 1996, the accumulated postretirement benefit obligation ("APBO") under such plans was $9.3 million. The following table reconciles the plans' status to the accrued postretirement health care and life insurance liability reflected on the balance sheet as of December 31 (in thousands):

                                              1996          1995
------------------------------------------------------------------------
APBO:
   Retirees                             $     3,201     $   2,469
   Fully eligible participants                2,054         1,954
   Other participants                         4,094         4,234
                                              9,349         8,657
Unrecognized net loss                          (977)         (877)
------------------------------------------------------------------------
APBO - included in Other
   Liabilities                          $     8,372     $   7,780
========================================================================

     Net periodic postretirement costs ("NPPC") are summarized as follows (in thousands):

                                       1996       1995      1994
------------------------------------------------------------------------
Service costs                         $  313     $  280    $  303
Interest on APBO                         661        543       564
Net amortization                           1                   33
------------------------------------------------------------------------
Total                                 $  975     $  823    $  900
========================================================================

                                      -F17-




     The cost of providing medical benefits was assumed to increase by 9% in 1996, 8% in 1997, reduced by 0.5% each year until a 5.5% rate is reached in 2002. The medical cost trend rate assumption could have a significant effect on amounts reported. An increase of 1.0% in the assumed rate of increase would have had the effect of increasing the APBO by $1.1 million and the NPPC by $119,000. The weighted average discount rate used in determining the APBO was 7.75% in 1996 and 1995, and 8.0% in 1994 and employee earnings were estimated to increase 3.5% annually until age 65.

12. Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
     Short-term investments - The carrying value approximates fair value because of the short maturity of those instruments.
     Long-term investments - The fair values of certain investments are estimated based on quoted market prices. The fair values of the Company's investments in limited partnerships are based on estimates by general partners in the absence of readily ascertainable market values. The Company's other investments, which are not actively traded and are immaterial, fair value is based on an estimate of the net realizable value of those investments.
     Short-term debt - The carrying value approximates fair value.
     Long-term debt - The fair value of the Company's convertible debentures is based on recent market quotes. The carrying value of the Company's Industrial Development Refunding Revenue Bonds approximates fair value. The fair value of other long-term debt is based on estimated rates currently available to the Company for debt with similar terms and maturities.
     The carrying value and estimated fair values of the Company's financial instruments at December 31 are as follows (in thousands):

                         Carrying Value            Fair Value
------------------------------------------------------------------------
                           1996        1995          1996        1995
------------------------------------------------------------------------
Investments:
     Short-term          $   152     $   400       $   152      $   400
     Long-term             6,178       8,188         6,499        9,441
Debt:
     Short-term           43,089      35,000        43,089       35,000
     Long-term           114,075     114,574       112,740      114,315


13. COMMITMENTS AND CONTINGENCIES
     In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.
     Total rental expense was $9.4 million in 1996, $8.0 million in 1995 and $9.1 million in 1994. Minimum annual rentals under non-cancellable operating leases at December 31, 1996 are as follows (in thousands):

1997                                                    $   5,668
1998                                                        5,136
1999                                                        4,202
2000                                                        3,138
2001                                                        1,719
------------------------------------------------------------------------
Total                                                   $  19,863
========================================================================

     The Company has signed agreements relating to leases commencing in 1997. Lease payments totaling $26.9 million are anticipated over a fifteen-year period.

                                      -F18-



     The Company has signed a letter of understanding with a vendor who will perform certain customer-related functions through 2001. Annual costs under this relationship are estimated to be approximately $15.1 million in 1997 and approximately $18.0 million in 1998 through 2001.

14. BUSINESS SEGMENTS
     The Company operates its business in two segments. The Financial Services segment ("FS") includes checks, forms and other printed products, database marketing, direct marketing campaign management and loan origination software sold primarily to financial institutions.
     The Scantron segment represents products and services sold by its Scantron subsidiary including optical mark reading equipment, scannable forms, mail order software and maintenance services. Scantron sells these products and services primarily to the education market.
     The Company's operations are primarily in the United States and Puerto Rico. There were no significant inter-segment sales and no material amounts of the Company's sales are dependent upon a single customer. Equity investments as well as foreign assets are not significant to the consolidated results of the Company. Operating income or loss includes restructuring charges and in-process research and development costs written off but excludes interest income, interest expense and other non-operating gains and losses. Corporate assets consist primarily of cash and cash equivalents, investments and other assets not employed in production.
     Summarized financial information by business segment for 1996, 1995 and 1994 is as follows (in thousands):

                                                                Consol-
                             FS        Scantron    Corporate     idated
------------------------------------------------------------------------
1996
Sales                   $  527,168   $  82,216               $  609,384
Operating
     income (loss)          13,427        (184)   $  (21,319)    (8,076)
Identifiable assets        349,105      57,217        48,409    454,731
Depreciation and
     amortization           36,297       6,417                   42,714
Capital
     expenditures           26,309       2,611                   28,920

1995
Sales                   $  484,342   $  77,275               $  561,617
Operating income            92,192       8,065    $  (17,037)    83,220
Identifiable assets        380,747      65,863        28,040    474,650
Depreciation and
     amortization           41,321       6,996                   48,317
Capital
     expenditures           29,516       3,875                   33,391

1994
Sales                   $  462,809   $  58,457               $  521,266
Operating income           100,918       7,863    $  (16,769)    92,012
Identifiable assets        325,128      58,367        38,788    422,283
Depreciation and
     amortization           36,859       4,680                   41,539
Capital
     expenditures           34,165       3,309                   37,474







                                      -F19-



                   JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      Supplemental Financial Information


 SELECTED QUARTERLY FINANCIAL DATA, DIVIDENDS PAID AND STOCK PRICE RANGE
 (In thousands except per share amounts)
                              ---------  Quarter ended ----------
                        March 31      June 30  September 30  December 31
 -----------------------------------------------------------------------
 1996:
   Net sales           $ 152,247    $ 149,645    $ 155,912    $ 151,580
   Gross profit           67,255       69,736       72,857       72,374
   Net income              8,446      (51,063)      14,038       14,725
   Per common share:
     Net income              .28        (1.66)         .45          .47
     Dividends paid         .255         .255         .255         .255
     Market price:
       High               27 1/4       29 7/8       32 3/8           33
       Low                21 1/4       20 3/4       23 1/2       29 7/8

 1995:
   Net sales           $ 138,291    $ 136,068    $ 141,348    $ 145,910
   Gross profit           67,522       64,047       64,129       63,259
   Net income             12,763       12,468       10,958        9,828
   Per common share:
     Net income              .42          .41          .36          .32
     Dividends paid         .255         .255         .255         .255
     Market price:
       High               22 7/8       23 5/8           23       22 1/8
       Low                19 1/8       21 5/8       21 5/8       19 3/4



 SELECTED FINANCIAL DATA
 (In thousands except per share amounts)

                          --------- Year ended December 31 ---------
                          1996      1995      1994      1993      1992
 ----------------------------------------------------------------------
 Net sales           $  609,384 $ 561,617 $ 521,266 $ 519,486 $ 444,980
 Net income             (13,854)   46,017    51,240    52,522    56,638
 Total assets           454,731   474,650   422,283   364,973   339,880
 Long-term debt         114,075   114,574   115,226   111,542    12,622
 Per common share:
   Net income              (.45)     1.51      1.68      1.62      1.59
   Dividends paid          1.02      1.02       .98       .94       .90
 Average number of
   shares outstanding    30,951    30,558    30,517    32,460    35,689


     Earnings per share are calculated based on the weighted average number of shares outstanding during the quarter. For 1996, that total differs from the earnings per share shown on the consolidated statements of income, which is based on the weighted average number of shares for the entire year.
     The Company's common stock (symbol:JH) is listed on the New York Stock Exchange. At December 31, 1996 there were 8,187 shareholders of record.
     Refer to Note 2 of the Notes to regarding the impact of restructuring charges in 1996.
     Refer to Note 3 of the Notes to regarding the impact of acquisitions in 1996, 1995 and 1994.




                                      -F20-



 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company operates its business in two segments. The Financial Services segment ("FS") includes checks, forms and other printed products, database marketing, direct marketing campaign management and loan origination software sold primarily to financial institutions.
     The Scantron segment represents products and services sold by its Scantron subsidiary including optical mark reading equipment, scannable forms, mail order software and maintenance services. Scantron sells these products and services primarily to the education market.


Results of Operations
1996 versus 1995
     Consolidated net sales increased $47.8 million or 8.5% and represented the Company's 47th consecutive year of sales increases. FS sales totaled $527.2 million, an increase of 8.8% over 1995. FS check order volumes, excluding computer checks, increased by 4.8% over 1995, offset by a price and product mix decrease of 2.9%. The volume increase is attributable to one-time conversion sales in 1996, resulting from financial institution mergers and the commencement in August 1996 of a five-year agreement with a direct mail check supplier. The price and product mix decrease is attributable in part to that contract. Although the average revenue per unit is lower under this contract than for sales to financial institutions, the cost of producing these units is substantially less since order entry and customer service are provided by the direct mail check supplier. Computer check and other printed product revenues increased by 23.1% as a result of the dataPRINT acquisition in August 1995. Revenue from marketing services, including database marketing, decision support and loan compliance services, was $53 million in 1996, an increase of 28% over 1995. Scantron's sales increased $4.9 million or 6.4% over 1995 principally due to the acquisition of Quality Computers & Applications Inc. ("QCA") in July 1995.
     Consolidated gross profit increased by 9.0% and gross margin increased from 46.1% in 1995 to 46.3% in 1996. FS gross margins increased from 45.9% in 1995 to 46.5% in 1996 due to lower operating costs, partially offset by the impact of the loss of highly profitable bank business, primarily through mergers, in late 1995 and in 1996. Scantron's gross margins decreased from 47.6% in 1995 to 45.3% in 1996 reflecting the acquisitions of lower margin businesses. Consolidated gross margins increased as a result of a reduction of $10.4 million in depreciation and amortization related to revaluation adjustments to certain assets included in the 1996 restructuring charge.
     Consolidated selling, general and administrative expenses increased by $10.9 million due primarily to the additional expenses from acquired operations, including QCA, dataPRINT and OKRAMarketing Corporation ("OKRA") in May 1996, and increased corporate expenses related to the Company's restructuring. These increases were partially offset by reduced employee benefit costs of $4.6 million related to the merger of the Company's profit sharing plan into its 401(k) plan and reduced depreciation and amortization expense of $0.9 million related to the restructuring charge. Selling, general and administrative expenses decreased as a percentage of sales from 28.6% in 1995 to 28.2% in 1996.
     During 1996, the Company recognized charges of $94.1 million and $8.0 million related to restructuring and acquired in-process research and development, respectively. These charges reflect the Company's plans for consolidation of operations and other strategic decisions related to products.
     Amortization of intangibles increased by $1.6 million as a result of increased goodwill related to acquisitions and contingent acquisition payments, offset by a reduction in amortization of $2.8 million related to the intangibles written down as part of the restructuring.
     Other income (expense) increased from a $6.3 million expense in 1995 to a $7.4 million expense in 1996 primarily due to increased interest resulting
                                      -F21-



from higher average levels of short-term debt in 1996 related to the OKRA acquisition and final settlement payments associated with the 1994 acquisition of Marketing Profiles, Inc. ("MPI").
     The Company's consolidated effective income tax rate for 1996 was 10.5% compared to 40.2% for 1995. The decrease in the effective tax rate and the associated tax benefit were primarily due to the effects of permanent tax differences in the restructuring charge, non-deductible acquired in-process research and development charge and non-deductible amortization of intangibles.
     The Company reported a net loss for 1996 of $13.9 million, or $0.45 per share, compared to net income of $46.0 million or $1.51 per share for 1995. The restructuring charges in 1996 reduced consolidated earnings by approximately $1.83 per share and the charge for acquired in-process research and development costs reduced consolidated earnings by approximately $0.26 per share.

1995 versus 1994
     Consolidated net sales increased $40.4 million or 7.7%. FS sales totaled $484.3 million, an increase of $21.5 million over 1994. This increase is due in part to the acquisition of dataPRINT in August 1995 and the growth of The Check Store revenues. Sales for check products increased $3.8 million or 0.9% in 1995. This change consisted of a 5.0% decrease in units and a price and product mix increase of 5.9%. The positive price and product mix is attributable in part to price increases implemented in December 1994 and 1995 and revenues from expedited delivery programs. The unit decrease is partially due to the loss of two large customers during 1994 and 1995. Scantron's sales increased $18.8 million or 32.2% compared to 1994, principally due to the acquisitions of QCA in July 1995 and Financial Products Corporation ("FPC") in September 1994.
     Consolidated gross profit increased $10.0 million but decreased as a percentage of sales from 47.8% in 1994 to 46.1% in 1995. FS gross margin decreased from 47.5% in 1994 to 45.9% in 1995, largely due to paper price increases during 1995, competitive pricing pressures in the business and increased sales activity in non-traditional printing activities. FS gross margin decrease was mitigated by gains in production efficiencies and by margin improvements attributable to general price increases. Scantron's gross margin decreased from 50.0% in 1994 to 47.6% in 1995 primarily due to product mix changes and increases in paper costs.
     Consolidated selling, general and administrative expenses increased by $15.5 million or 10.7%, and increased as a percentage of sales from 27.9% in 1994 to 28.6% in 1995. This increase is primarily due to marketing expenditures associated with The Check Store and expenses attributable to acquired operations. These increases were partially offset by a decrease in FS administrative expenses due primarily to plant consolidations in 1994. Profit sharing costs decreased $2.0 million or 20.6% from 1994.
     Amortization of intangibles increased by $3.3 million or 28.0%, and increased as a percentage of sales from 2.2% in 1994 to 2.6% in 1995. This increase is primarily attributable to the acquisitions during 1994 and 1995 of FormAtion Technologies, Inc., FPC, QCA and dataPRINT, and partial payment of an earnout with the former owners of MPI. Of the total 1995 amortization of intangibles, $8.7 million relates to assets that are being amortized over five years or less.
     Other income (expense) decreased from an expense of $6.9 million in 1994 to an expense of $6.3 million in 1995. Gains on sales of certain investments offset an increase in interest expense in 1995. Interest expense increased $1.0 million due to higher average levels of short-term debt in 1995.
     Income before income taxes decreased $8.2 million or 9.7% and decreased as a percentage of sales from 16.3% in 1994 to 13.7% in 1995. The Company's consolidated effective 1995 income tax rate was 40.2% compared to 39.8% in 1994. Net income decreased $5.2 million or 10.2% and decreased as a percentage of sales from 9.8% in 1994 to 8.2% in 1995. Net income per share in 1995 was $1.51, a 10.1% decrease from $1.68 in 1994.

                                      -F22-



Financial Condition, Capital Resources and Liquidity
     Cash flows provided by operating activities in 1996 were $98.3 million compared to $75.7 million for 1995. The primary uses of funds in 1996 were for acquisition-related expenditures, dividends paid to the Company's shareholders and capital expenditures. Payments made for acquisition of businesses and for settlements of earnout provisions in previous acquisitions totaled $35.0 million in 1996, compared to $36.5 million in 1995. Purchases of property, plant and equipment totaled $28.9 million in 1996, compared to $33.4 million in 1995.
     The Company has unsecured lines of credit that provide for borrowings up to $111.0 million. As of December 31, 1996, $43.0 million was outstanding under these lines of credit. In January 1996, the Company paid a $12 million note related to the acquisition of dataPRINT.
     On December 31, 1996, the Company had $22.7 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. The Company also believes that it possesses sufficient unused debt capacity and access to debt and equity capital markets to pursue additional acquisition opportunities.

Outlook
     To improve service quality, reduce costs and increase the profitability of its check printing business, the Company is standardizing products and pricing and consolidating and restructuring its manufacturing operations. This strategy includes creating an enterprise-wide communications platform linking the check printing business with marketing services. The strategy also requires the development of additional marketing services which will enhance the Company's database management capabilities.
     In April 1996, the Company announced plans to consolidate its 40 check imprint plants into a network of regional facilities and to incorporate advanced manufacturing technology and systems into this network. All but eight of the plants scheduled for consolidation are anticipated to close by December 31, 1997, with the balance to close by the middle of 1998.
     In the third quarter of 1996, the Company announced an agreement with APAC TeleServices, Inc., to develop and staff two state-of-the-art call centers for centralized order entry and customer service. The Company has also combined various sales and marketing functions into a multi-product organization, focused on serving the financial institution market. This organization offers an integrated product line of marketing services and printed products under the Harland brand. Plans include developing and acquiring new technology and businesses to enhance this product line.
     To support its new business strategies, the Company recorded a pre-tax restructuring charge of $94.1 million in 1996. Management expects to incur charges in 1997 and in early 1998, predominantly related to employee severance, totaling approximately $10 million.
     In January 1997, the Company's board of directors approved a reduction in the Company's annual dividend on its common stock from $1.02 to $0.30 per share to support long-term growth through a more strategic use of cash.

Newly Issued Accounting Pronouncements
     In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued. This Statement simplifies the standard for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share", by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under Opinion No. 15. The Company intends to adopt this Statement in 1997.
                                      -F23-


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands of dollars)

____________________________________________________________________________________________

       COLUMN A                     COLUMN B      ---- COLUMN C ----    COLUMN D  COLUMN E

                                                     ADDITIONS
                                    BALANCE    CHARGED TO  CHARGED TO              BALANCE
                                  AT BEGINNING  COSTS AND    OTHER                 AT END
    DESCRIPTION                    OF PERIOD    EXPENSES    ACCOUNTS  DEDUCTIONS  OF PERIOD
                                                              (1)         (2)
____________________________________________________________________________________________
Year Ended December 31, 1996

 Allowance for doubtful accounts    $ 2,251      $  737     $ 1,266      $ 1,368   $ 2,886
                                    =======      =======    =======      =======   =======
Year Ended December 31, 1995

 Allowance for doubtful accounts    $ 1,970      $ 1,757    $   274      $ 1,750   $ 2,251
                                    =======      =======    =======      =======   =======
Year Ended December 31, 1994

 Allowance for doubtful accounts    $ 1,753      $   818    $   191      $   792   $ 1,970
                                    =======      =======    =======      =======   =======




Notes:

(1) Represents recovery of previously written-off and credit balance accounts receivable.
(2) Represents write-offs of uncollectible accounts receivable.







                          -S1-



                                   EXHIBIT INDEX

                 (* indicates document is incorporated by reference)

Exhibit
Desig-
nation               Description
______               ___________

3.1 *   Amended and Restated Articles of Incorporation.
3.2     By-Laws, as amended.
4.1 Indenture, as supplemented and amended, relating to 6.75% Convertible Subordinated Debentures due 2011 of Scantron Corporation (omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K; will be furnished to the Commission upon request).
4.2 *   Form of Rights Agreement dated as of June 9, 1989, between the
      Registrant and Citizens and Southern Trust Company.
4.3 *   First Amendment dated June 12, 1992 to Rights Agreement dated
      June 9, 1989 between the Company and NationsBank of Georgia Inc., N.A., successor to Citizens and Southern Trust Company.
4.4 *   Second Amendment dated July 24, 1992 to Rights Agreement dated
      June 9, 1989 between the Company and Trust Company Bank, successor to NationsBank of Georgia Inc., N.A., and to Citizens and Southern Trust Company.
4.5 *   Note Agreement dated as of December 1, 1993 between the
      Company and the purchasers listed on Schedule I of the agreement, for the issuance and sale of $85,000,000 aggregate principal amount of 6.60% Series A Senior Notes Due December
      30, 2008.
4.6 See Articles IV, V and VIII of the Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V, and VIII of the Registrant's By-Laws, as
      amended, filed as Exhibit 3.2.
10.1 * Form of Deferred Compensation Agreement between the Registrant and Robert R. Woodson.
10.2 * Form of Monthly Benefit Amendment to Deferred Compensation Agreement between the Registrant and Mr. Woodson.
10.3 * Form of Deferred Compensation Agreement between the Registrant and Earl W. Rogers Jr.
10.4 * Form of Amendment to Deferred Compensation Agreement between the Registrant and Messrs. Woodson and Rogers.
10.5 * Form of Non-Compete and Termination Agreement between the Registrant and Messrs. Woodson, Rogers and William M. Dollar.
10.6 * Form of Noncompete and Termination Agreement between the Registrant and Joseph M. O'Connell, S. David Passman, Mark C. Perlberg and John C. Walters.
10.7 * Form of Executive Life Insurance Plan between the Registrant and Messrs. Woodson and Rogers.
10.8 * John H. Harland Company 1981 Incentive Stock Option Plan, as Extended, as amended.
10.9 *  John H. Harland Company Employee Stock Purchase Plan, as
      amended.
10.10   John H. Harland Company Deferred Compensation Plan for Outside
      Directors.
21      Subsidiaries of the Registrant.
23      Consent of Independent Auditors
27      Financial Data Schedule
                                        -X1-