Form 10-Q
period 1997-03-31
HARLAND JOHN H CO
filed 1997-05-15
CIK 45599

United States Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

The number of shares of the Registrant's Common Stock outstanding on May 2, 1997 was 30,913,267.

Item 1. FINANCIAL STATEMENTS

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS



                             ASSETS
                             ------
                                             March 31,    December 31,
(In thousands)                                 1997          1996
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:
 Cash and cash equivalents                  $  10,633     $  22,667
 Accounts receivable                           69,188        69,596
 Inventories                                   28,297        33,464
 Deferred income taxes                         10,188         8,347
 Other                                         10,777        14,329
                                            ----------    ----------
 Total current assets                         129,083       148,403
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Assets held for disposal                      30,785        30,656
 Investments                                    6,161         6,178
 Goodwill and intangibles - net                 123,561       127,491
 Deferred income taxes                         18,336        20,012
 Other                                         29,500        25,596
                                            ----------    ----------
 Total investments and other assets           208,343       209,933
                                            ----------    ----------


 PROPERTY, PLANT AND EQUIPMENT                217,956       215,140
 Less accumulated depreciation
    and amortization                          119,799       118,745
                                            ----------    ----------
 Property, plant and equipment - net           98,157        96,395
                                            ----------    ----------

 Total                                      $ 435,583     $ 454,731
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
                                             March 31,    December 31,
(In thousands, except share amounts)           1997          1996
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:
 Short-term debt                            $  27,541     $  43,089
 Accounts payable - trade                      28,769        27,057
 Deferred revenues                             23,960        25,069
 Accrued liabilities:
    Salaries, wages and employee benefits      16,581        21,560
    Restructuring costs                        11,517        12,694
    Taxes                                       4,580         6,031
    Other                                      11,949         9,211
                                            ----------    ----------
 Total current liabilities                    124,897       144,711
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      110,030       114,075
 Other                                         13,906        13,542
                                            ----------    ----------
 Total long-term liabilities                  123,936       127,617
                                            ----------    ----------

 Total liabilities                            248,833       272,328
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value, issued
    37,907,497 issued                          37,907        37,907
 Additional paid-in capital                     1,961         2,032
 Foreign exchange translation adjustments         (32)           54
 Retained earnings                            319,017       316,315
                                            ----------    ----------
 Total shareholders' equity                   358,853       356,308
 Less 6,898,400 and 6,983,520 shares of
    treasury stock - at cost                  172,103       173,905
                                            ----------    ----------
Shareholders' equity - net                    186,750       182,403
                                            ----------    ----------

 Total                                      $ 435,583     $ 454,731
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

             JOHN H. HARLAND COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
        FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                         (Unaudited)
(In thousands, except
   per share amounts)                                  1997        1996
--------------------------------------------------------------------------
NET SALES                                           $ 139,266   $ 152,247
                                                    ----------  ----------
COST AND EXPENSES:
Cost of sales                                          79,489      84,992
Selling, general and
  administrative expenses                              42,174      44,380
Amortization of intangibles                             3,918       4,647
Restructuring charge                                    2,734       1,571
                                                    ----------  ----------
Total                                                 128,315     135,590
                                                    ----------  ----------

INCOME FROM OPERATIONS                                 10,951      16,657
                                                    ----------  ----------

OTHER INCOME (EXPENSE):
Interest expense                                       (2,419)     (2,225)
Other - net                                                54         (19)
                                                    ----------  ----------
Total                                                  (2,365)     (2,244)
                                                    ----------  ----------

INCOME BEFORE INCOME TAXES                              8,586      14,413
INCOME TAXES                                            3,563       5,967
                                                    ----------  ----------

NET INCOME                                              5,023       8,446

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                                           316,315     361,554
                                                    ----------  ----------
                                                      321,338     370,000
Cash dividends                                         (2,321)     (7,828)
                                                    ----------  ----------
RETAINED EARNINGS AT END OF PERIOD                  $ 319,017   $ 362,172
                                                    ==========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                    31,263      30,709
                                                    ==========  ==========

NET INCOME PER COMMON SHARE                         $     .16   $     .28
                                                    ==========  ==========
CASH DIVIDENDS PER COMMON
   SHARE                                            $    .075   $    .255
                                                    ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)
(In thousands)                                            1997          1996
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                            $   5,023     $  8,446
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                            9,991       13,768
 Other                                                    1,360          801
 Change in assets and liabilities:
  Deferred income taxes                                   1,252       (3,221)
  Accounts receivable                                       408       (1,564)
  Inventories and other current assets                    3,190        6,003
  Accounts payable and accrued expenses                    (154)       5,410
                                                      ----------    ---------
Net cash provided by operating activities                21,070       29,643
                                                      ----------    ---------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment               (8,144)      (5,343)
Proceeds from sale of property, plant and equipment         398          333
Short-term investments - net                                             400
Long-term investments and other assets                   (5,083)      (2,803)
                                                      ----------    ---------
Net cash used in investing activities                   (12,829)      (7,413)
                                                      ----------    ---------
FINANCING ACTIVITIES:
Issuance of treasury stock                                1,725        1,009
Dividends paid                                           (2,321)      (7,828)
Short-term debt - net                                   (15,548)      (4,000)
Long-term debt - net                                     (4,000)
Other - net                                                (131)         (87)
                                                      ----------   ----------
Net cash used in financing activities                   (20,275)     (10,906)
                                                      ----------   ----------

Increase (decrease) in cash and cash equivalents        (12,034)      11,324
Cash and cash equivalents at beginning of period         22,667       12,862
                                                      ----------   ----------

Cash and cash equivalents at end of period            $  10,633    $  24,186
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.


                   JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1997
                                (Unaudited)

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

2.   Accounting Policies

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 ("1996 10-K").

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 1996 10-K. The Company has consistently followed those policies in preparing this report.

3.   Restructuring Charge

In April 1996, the Company announced plans to consolidate its core printing plants into a network of regional facilities over a two-year period. Costs totaling $1.6 million and $2.7 million were incurred in the first quarters of 1996 and 1997, respectively. The 1997 costs related to employee severance resulting from the consolidation of manufacturing operations. Management expects to incur additional charges in 1997 and in early 1998, predominantly related to employee severance. As part of this restructuring, certain assets, predominantly land, buildings and equipment at the facilities to be closed, with a carrying value of $30.8 million are now being held for sale. The Company expects to sell these assets within one year of the related facility being closed.

4.   Acquisitions

In May 1996, the Company acquired OKRA Marketing Corporation. The following represents the unaudited pro forma results of operations which assume the acquisition occurred on January 1, 1996. These results include certain adjustments, primarily increased amortization expense related to intangible assets and increased interest expense (in thousands, except per share amounts):
                                               Three months ended
                                                  March 31, 1996
---------------------------------------------------------------------
Net sales                                           $ 156,331
Net income                                              7,707
Net income per common share                               .25

The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place on January 1, 1996 or of future consolidated results of operations.

5.   Accounting for Income Taxes

The provision for income tax expense for the three months ended March 31, 1997 and 1996 includes the following (in thousands):

                                               1997             1996
----------------------------------------------------------------------
Current provision                           $  3,729         $  6,561
Deferred benefit                                (166)            (594)
                                            ---------        ---------
Total                                       $  3,563         $  5,967
                                            =========        =========

6.   Inventories

Inventories consisted of the following (in thousands):

                                            March 31,      December 31,
                                               1997            1996
-----------------------------------------------------------------------
Raw materials and semi-finished goods       $ 23,241        $ 28,190
Finished goods                                 2,285           2,504
Hardware component parts                       2,771           2,770
                                            ---------       ---------
Total                                       $ 28,297        $ 33,464
                                            =========       =========

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter 1997 vs. 1996

Consolidated net sales for the first quarter 1997 decreased $13.0 million or 8.5% as compared to the first quarter of 1996. The Company's Financial Services ("FS") segment sales decreased $14.7 million or 12.3% from the 1996 period. The revenue decrease reflects the previously disclosed loss of certain financial institution contracts and the continued wind down of the Company's direct check operations. In August 1996, the Company entered into a long-term contract with a direct mail check supplier, which helped offset this reduction in unit volumes. Although revenue per unit from the contract is lower than average revenue per unit, the costs to produce these units are also significantly lower. FS's direct marketing and decision support product and service revenues increased by $1.9 million compared to the 1996 period. The Scantron segment's sales increased 0.9%.

Consolidated gross profit decreased as a percentage of sales from 44.2% in 1996 to 42.9% in 1997. Pricing, the reduction in unit volume and transition costs associated with rebuilding the Company's printing infrastructure negatively impacted FS's margins. The transition costs include redundant expenses related to customer service, plant closings and employee relocations. FS's direct marketing and decision support gross profit increased by 39.2%. Scantron's gross margin change was not significant.

Consolidated selling, general and administrative expenses decreased by $2.2 million or 5.0 million primarily as a result of reduced marketing expense relating to the wind down of the Company's direct check operations.

Amortization of intangibles, principally resulting from acquisitions, decreased by $0.7 million or 15.7%, and decreased as a percentage of net sales from 3.1% in the first quarter of 1996 to 2.8% for the first quarter of 1997. This change is a result of reduced amortization related to intangible assets written down as part of the second quarter 1996 restructuring charge, offset partially by increased goodwill related to the acquisition of OKRA Marketing Corporation in May 1996.

During 1996, the Company recognized a restructuring charge reflecting its plans for consolidation of operations and other strategic decisions related to products. Costs totaling $1.6 million and $2.7 million were incurred in the first quarters of 1996 and 1997, respectively. The 1997 costs related to employee severance resulting from the consolidation of manufacturing operations.

The Company's consolidated effective income tax rate for the first quarter of 1997 was 41.5% compared to 41.4% in 1996. First quarter 1997 net income per share was $0.16 or a 43% decrease compared to $0.28 in the 1996 quarter. Earnings were impacted by transition costs associated with rebuilding the Company's printing infrastructure, check pricing and lower unit volumes.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operations in the first quarter of 1997 were $21.1 million compared to $29.6 million in 1996. The primary uses of funds in the first quarter of 1997 were to reduce borrowings and for capital expenditures.

Purchases of property, plant and equipment totaled $8.1 million in the first quarter of 1997, compared to $5.3 million in 1996.

The Company has unsecured lines of credit which provide for borrowings up to $111.0 million. At March 31, 1997, $27.5 million was outstanding under these lines of credit.

On March 31, 1997, the Company had $10.6 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs, and management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

OUTLOOK

The Company is standardizing products and pricing and consolidating and restructuring its manufacturing operations to provide a platform for new services, reduce costs and increase product service quality in its check printing business. This strategy includes creating an enterprise-wide communications network linking the check printing business with marketing services. The strategy also requires the development of additional marketing services which will enhance the Company's database management capabilities.

In 1996, the Company announced plans to consolidate its 40 check imprint plants into a network of regional facilities and to incorporate advanced manufacturing technology and systems into this network. All but eight of the plants scheduled for consolidation are anticipated to close by December 31, 1997, with the balance to close by the middle of 1998. Approximately 40 percent of all check volume is already being printed in the Company's network plant locations.

In 1996, the Company announced an agreement with APAC TeleServices, Inc. ("APAC"), to develop and staff two state-of-the-art call centers for centralized customer service. Approximately 50 percent of customer calls are now being managed by APAC. The Company has also combined various sales and marketing functions into a multi-product organization, focused on serving the financial institution market. This organization offers an integrated product line of marketing services and printed products under the Harland brand. Plans include developing and acquiring new technology and businesses to enhance this product line.

To support its new business strategies, the Company recorded a pre-tax restructuring charge of $2.7 million in the first quarter of 1997. Management expects to incur additional charges in 1997 and in early 1998, predominantly related to employee severance.

In January 1997, the Company reduced the annual dividend on its common stock from $1.02 to $0.30 per share to support long-term growth through a more strategic use of cash.

In April, 1997, the Company authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock, representing approximately five percent of the Company's outstanding shares. The Company will make periodic purchases in cash on the open market or in private transactions which will be funded through working capital and/or short-term borrowings. Shares repurchased under this program will be held in treasury, used for acquisitions, used to fund the Company's employee benefits programs or for other corporate purposes. On April 30, 1997, the Company repurchased 100,000 shares at a cost of $2.0 million.

With the exception of historical information, the matters discussed or incorporated by reference in the 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, availability of raw materials and critical manufacturing equipment, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission. Actual future results could differ materially as a result of such factors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") was issued and is effective for financial statements ending after December 15, 1997. SFAS 128 simplifies the standard for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share", by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company plans to adopt SFAS 128 in 1997 and believes that there will be no material effect on its financial position or results of operations resulting from its adoption.

PART II. OTHER INFORMATION
===========================

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Reference No.                         Description of Exhibit
----------------------------------------------------------------
      27                               Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended March
31, 1997.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


        May 15, 1997                      William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice President, Finance and
                                          Treasurer
                                          (Principal Accounting Officer)




        May 15, 1997                       S. David Passman III
Date:  _________________               By:_____________________________
                                          S. David Passman III
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)