Form 10-Q
period 1997-06-30
HARLAND JOHN H CO
filed 1997-08-14
CIK 45599

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

The number of shares of the Registrant's Common Stock outstanding on July 31, 1997 was 30,962,736.

Item 1. FINANCIAL STATEMENTS


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
------
                                             June 30,      June 30,
(In thousands)                                 1997          1996
---------------------------------------------------------------------
                                            (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents                  $   8,533     $  22,548
 Accounts receivable                           66,276        69,814
 Inventories                                   24,861        35,408
 Deferred income taxes                         10,783        13,830
 Other                                         14,811         9,394
                                            ----------    ----------
 Total current assets                         125,264       150,994
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Assets held for disposal                      19,755        35,141
 Investments                                    5,975         8,358
 Goodwill and intangibles-net                 120,070       133,911
 Deferred income taxes                         15,614        21,751
 Other                                         31,320        17,381
                                            ----------    ----------
 Total investments and other assets           192,734       216,542
                                            ----------    ----------


 PROPERTY, PLANT AND EQUIPMENT                222,274       209,488
 Less accumulated depreciation
    and amortization                          122,675       115,528
                                            ----------    ----------
 Property, plant and equipment - net           99,599        93,960
                                            ----------    ----------

 Total                                      $ 417,597     $ 461,496
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
                                             June 30,      June 30,
(In thousands, except share amounts)           1997          1996
---------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:

 Short-term debt                            $  15,041     $  66,750
 Accounts payable - trade                      27,084        21,941
 Deferred revenues                             24,225        26,308
 Accrued liabilities:
    Salaries, wages and employee benefits      17,584        19,398
    Restructuring costs                         8,433         7,960
    Taxes                                       1,972         5,670
    Other                                       9,761        11,943
                                            ----------    ----------
 Total current liabilities                    104,100       159,970
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      109,380       115,087
 Other                                         14,078        20,424
                                            ----------    ----------
 Total long-term liabilities                  123,458       135,511
                                            ----------    ----------

 Total liabilities                            227,558       295,481
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value,
    37,907,497 shares issued                   37,907        37,907
 Additional paid-in capital                     1,802         1,971
 Foreign exchange translation adjustments         (89)           54
 Retained earnings                            323,291       303,276
                                            ----------    ----------
 Total shareholders' equity                   362,911       343,208
 Less 6,944,761 and 7,135,199 shares of
    treasury stock - at cost                  172,872       177,193
                                            ----------    ----------
 Shareholders' equity - net                   190,039       166,015
                                            ----------    ----------

 Total                                      $ 417,597     $ 461,496
                                            ==========    ==========

See Notes to Condensed Consolidated Financial Statement


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
(Unaudited)
					THREE MONTHS ENDED	SIX MONTHS ENDED
(In thousands, except 			JUNE 30,			JUNE 30,
   per share amounts)           1997        1996	  1997        1996
--------------------------------------------------------------------------
NET SALES                   $ 139,691   $ 149,645   $ 278,958   $ 301,892
                            ----------  ----------  ----------  ----------
COST AND EXPENSES:
Cost of sales                  81,802      79,909     161,291     164,901
Selling, general and
  administrative expenses      43,134      43,186      85,309      87,566
Amortization of intangibles     3,501       3,710       7,419       8,357
Restructuring charge	          (53)     92,483       2,681      94,054
Acquired in-process research
  and development cost                      7,973                   7,973
                            ----------  ----------  ----------  ----------
Total                         128,384     227,261     256,700     362,851
                            ----------  ----------  ----------  ----------

INCOME(LOSS)FROM
  OPERATIONS                   11,307     (77,616)     22,258     (60,959)
                            ----------  ----------  ----------  ----------

OTHER INCOME(EXPENSE):
Interest expense               (2,177)     (2,551)     (4,597)     (4,776)
Other - net                     2,139         916       1,978         897
                            ----------  ----------  ----------  ----------
Total                             (38)     (1,635)     (2,619)     (3,879)
                            ----------  ----------  ----------  ----------

INCOME(LOSS)BEFORE
INCOME TAXES                   11,269     (79,251)     19,854     (64,838)
INCOME TAXES                    4,676     (28,188)      8,239     (22,221)
                            ----------  ----------  ----------  ----------

NET INCOME(LOSS)                6,593     (51,063)     11,615     (42,617)

RETAINED EARNINGS AT
  BEGINNING OF PERIOD         319,017     362,172     316,315     361,554
                            ----------  ----------  ----------  ----------
                              325,610	311,109     327,930     318,937
Cash dividends                 (2,319)     (7,833)     (4,639)    (15,661)
                            ----------  ----------  ----------  ----------
RETAINED EARNINGS AT END
  OF PERIOD                 $ 323,291   $ 303,276   $ 323,291   $ 303,276
                            ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                  30,997      30,862      31,126      30,709
                            ==========  ==========  ==========  ==========

NET INCOME(LOSS)PER
  COMMON SHARE		    $     .21   $   (1.66)  $    0.38   $   (1.38)
                            ==========  ==========  ==========  ==========
CASH DIVIDENDS PER COMMON
   SHARE                    $    .075   $    .255   $     .15   $     .51
                            ==========  ==========  ==========  ==========

See Notes to Condensed Consolidated Financial Statements.


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

(In thousands)                                            1997          1996
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income(Loss)                                    	$  11,615    $ (42,617)
Adjustments to reconcile net income(loss) to
 net cash provided by operating activities:
 Depreciation and amortization                           19,697       21,404
 Provision for restructuring charge	                                  90,481
 Acquired in-process research and development cost                     7,973
 (Gain)loss on sale of assets                            (1,650)         639
 Other                                                    2,159        1,081
 Change in assets and liabilities:
  Deferred income taxes                                   7,493      (39,302)
  Accounts receivable                                     3,320         (490)
  Inventories and other current assets                    3,838        6,486
  Accounts payable and accrued expenses                 (12,792)       5,041
                                                      ----------    ---------
Net cash provided by operating activities                33,680       50,696
                                                      ----------    ---------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (16,189)     (15,626)
Proceeds from sale of property, plant and equipment      13,071          652
Payment for acquisition of businesses,
  net of cash acquired                                               (34,575)
Long-term investments and other assets - net             (7,960)      (9,600)
                                                      ----------    ---------
Net cash used in investing activities                   (11,078)     (59,149)
                                                      ----------    ---------
FINANCING ACTIVITIES:
Issuance of treasury stock                                2,767        2,662
Dividends paid                                           (4,639)     (15,661)
Repurchase of common stock                               (1,979)
Short-term debt - net                                   (28,047)      31,750
Long-term debt - net                                     (4,000)
Other - net                                                (838)        (612)
                                                      ----------   ----------
Net cash (used in)provided by financing activities      (36,736)      18,139
                                                      ----------   ----------

Net (decrease)increase in cash and cash equivalents     (14,134)       9,686
Cash and cash equivalents at beginning of period         22,667       12,862
                                                      ----------   ----------

Cash and cash equivalents at end of period            $   8,533    $  22,548
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

JOHN H. HARLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows of the John H. Harland Company and subsidiaries (the "Company") for the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

2.   Accounting Policies

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in such Form 10-K. The Company has consistently followed those policies in preparing this report.

3.   Restructuring Charge

In April 1996, the Company announced plans to consolidate its core printing plants into a network of regional facilities over a two-year period. As part of this strategy, the Company recorded pretax charges of $92.5 million in the second quarter of 1996 and incurred costs of $1.6 million in the first quarter of 1996. The 1996 restructuring charge related to costs of consolidation of manufacturing operations, including severance and associated revaluation of assets, and valuation adjustments related to discontinuing certain subsidiary product lines. The pre-tax restructuring charge for the six months ended June 30, 1996 includes the following (in thousands):

-------------------------------------------------------------------
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
                                                         ==========

The Company recorded additional severance payments of $1.2 million and $3.9 million for the three-month and six-month periods ended June 30, 1997, respectively. In addition, during the second quarter of 1997, the Company reversed severance charges totaling $1.2 million recorded in 1996, which will not be paid due to the decision to retain certain employees and operations. Management expects to incur additional charges in 1997 and 1998, predominantly related to employee severance. As part of this restructuring, certain assets, predominantly land, buildings and equipment at the facilities to be closed, with a carrying value of approximately $19.8 million are being held for sale.

The Company generally expects to sell these assets within one year of the related facility being closed.

4.   Acquisition

In May 1996, the Company acquired OKRA Marketing Corporation. The following represents the unaudited pro forma results of operations which assume the acquisition occurred on January 1, 1996. These results include certain adjustments, primarily increased amortization expense related to intangible assets, one-time expenses and increased interest expense (in thousands, except per share amounts):

                                                     Six months ended
                                                       June 30, 1996
---------------------------------------------------------------------
Net sales                                                $ 307,571
Net loss                                                    36,525
Net loss per common share                                     1.18

The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place on January 1, 1996 or of future consolidated results of operations.

5.   Accounting for Income Taxes

The provision(benefit) for income taxes for the six months ended June 30, 1997 and 1996 includes the following (in thousands):

                                               1997             1996
----------------------------------------------------------------------
Current provision                           $   6,277       $  15,193
Deferred provision(benefit)                     1,962         (37,414)
                                            ----------      ----------
Total                                       $   8,239       $ (22,221)
                                            ==========      ==========

6. Inventories

Inventories consist of the following (in thousands):

                                            June 30,      December 31,
                                               1997            1996
---------------------------------------------------------------------
Raw materials and semi-finished goods       $ 19,985        $ 28,190
Finished goods                                 2,304           2,770
Hardware component parts                       2,572           2,504
                                            --------        --------
Total                                       $ 24,861        $ 33,464
                                            ========        ========

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter 1997 compared with Second Quarter 1996

Consolidated net sales for the second quarter of 1997 decreased $10.0 million or 6.7% as compared to the second quarter of 1996. The Company's Financial Services ("FS") segment sales decreased $11.9 million or 9.1% from the 1996 period. The revenue decrease reflects the previously disclosed loss of certain financial institution contracts and the continued wind down of the Company's direct check operations. In August 1996, the Company entered into a long-term contract with a direct mail check supplier, which helped offset a reduction in unit volumes. Although revenue per unit from the contract is lower than average revenue per unit, the costs to produce these units are also lower. Revenues from FS's marketing services, which includes database marketing, decision support and loan compliance services, increased 2.0% over 1996. Scantron's sales increased by $1.9 million or 9.7% over the 1996 period, due to increases in its core data collection products and services.

Consolidated gross profit decreased by 17.0% and decreased as a percentage of sales from 46.6% in 1996 to 41.4% in 1997. Competitive pricing, a reduction in unit volume and transition costs associated with rebuilding the Company's printing infrastructure negatively impacted FS's margins in comparison to 1996. Transition costs included redundant expenses related to customer service, plant closings and employee relocations and increased hiring and training costs relating to the opening of regional facilities. Scantron's gross margin increased from 42.8% in 1996 to 45.4% in 1997 largely due to improvements in core products and field services.

Consolidated selling, general and administrative expenses increased as a percentage of sales from 28.9% in 1996 to 30.9% in 1997. Components of this increase were costs related to the Company's transition from a checks and forms printer to a financial marketing services provider, including costs relating to restructuring the sales and account management organization and to updating the Company's internal systems and processes. These increases were partially offset by reduced marketing expenses relating to the Company's direct check operations.

Charges totaling $92.5 million and $8 million which related to restructuring and in-process research and development, respectively, were recorded in the second quarter of 1996. These costs reflect the Company's plans for plant consolidation and other strategic decisions related to product development. In the second quarter of 1997, the Company incurred additional restructure-related charges of $1.2 million relating to severance and reversed $1.2 million of the 1996 charge, relating to retaining certain employees (see note 3 to the Condensed Consolidated Financial Statements).

The Company's consolidated effective income tax rate for the second quarter of 1997 was 41.5% compared to 35.6% in 1996. The lower effective tax rate and associated tax benefit in the second quarter of 1996 were primarily due to the effects of the restructuring charge and non-deductible acquired in-process research and development charge.

The Company reported net income of $6.6 million or $0.21 per share for the second quarter of 1997, compared to a net loss of $51.1 million, or $1.66 per share in the 1996 quarter. Earnings per share for the second quarter of 1996 were reduced by the charges related to restructuring and the acquired in-process research and development discussed previously by $1.80 and $2.06, respectively.

Year to Date 1997 compared with Year to Date 1996

Consolidated net sales for the six month period ended June 30, 1997 decreased $23.0 million or 7.6% as compared to the same period in 1996. The revenue decrease reflects the loss of certain financial institution contracts and the wind down of the Company's direct check operations. In August 1996, the Company entered into a long-term contract with a direct mail check supplier, which helped offset a reduction in unit volumes. Although revenue per unit from the contract is lower than average revenue per unit, the costs to produce these units are also lower. Revenues from FS's marketing services, which includes database marketing, decision support and loan compliance services, increased 7.5% over 1996. The increase was due primarily to the acquisition of OKRA Marketing on May 31, 1996. Scantron's sales increased by $2.1 million or 4.9% over the 1996 period largely due to increased sales of data collection products.

Consolidated gross profit decreased by 14.1% and decreased as a percentage of sales from 45.4% in 1996 to 42.2% in 1997. Competitive pricing, a reduction in unit volume and transition costs associated with rebuilding the Company's printing infrastructure negatively impacted FS's margins in comparison to 1996. The transition costs include redundant expenses related to customer service, plant closings, employee relocations and increased hiring and training costs relating to the regional facilities. Scantron's gross margin increased from 43.1% in 1996 to 45.3% in 1997.

Consolidated selling, general and administrative expenses increased as a percentage of sales from 29.0% in 1996 to 30.6% in 1997 due to costs related to the Company's transition to a financial marketing services provider. These included costs related to restructuring the sales and account management workforces and increased expenses relating to information technologies, offset by reduced marketing expenses from the Company's direct check operations.

Charges totaling $94.1 million and $8 million which related to restructuring and acquired in-process research and development, respectively, were recorded in the six months ended June 30, 1996. These costs reflect the Company's plans for plant consolidation and new product strategies. In the six months ended June 30, 1997, the Company incurred additional restructuring-related charges of $3.9 million relating to severance and reversed $1.2 million of the 1996 charge (see note 3 to the Condensed Consolidated Financial Statements.)

The Company's consolidated effective income tax rate for the first six months of 1997 was 41.5% compared to 34.3% for the same period in 1996. The lower effective tax rate and associated tax benefit in 1996 were primarily due to the effects of the restructuring charge, the non-deductible acquired in-process research and development charge and non-deductible amortization of intangibles.

The Company reported net income for the first six months of 1997 of $11.6 million, or $0.38 per share compared to a net loss of $42.6 million or $1.38 per share for the same period in 1996. Restructuring charges for the six months ended June 30, 1996 reduced earnings per share by $1.83, while the acquired in-process research and development charge had a negative impact of $0.26 per share.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities in the first six months of 1997 were $33.7 million compared to $50.7 million in 1996. The primary uses of funds in the first six months of 1997 were for the reduction of short-term borrowings, capital expenditures and dividends paid to the Company's shareholders. Expenditures for property, plant and equipment totaled $16.2 million in the first six months of 1997, compared to $15.6 million for the same period in 1996. In addition the Company generated $13.1 million from the sale of property, plant and equipment in the first six months of 1997.

In April 1997, the Company's board of directors authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock. In May 1997, the Company paid $2.0 million to repurchase 100,000 shares.

The Company has unsecured lines of credit which provide for borrowings up to $111.0 million. In the first six months of 1997, the Company reduced its short-term debt by $28.0 million and at June 30, 1997, $15.0 million was outstanding under these lines of credit, compared to $66.8 million as of June 30, 1996. In January 1996, the Company paid a $12 million note related to the acquisition of dataPRINT.

On June 30, 1997, the Company had $8.5 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. The Company also believes that it possesses sufficient unused debt capacity and access to debt and equity capital markets to pursue additional acquisition opportunities.

OUTLOOK

The Company is progressing through its initiative to improve service and to increase the profitability of its check printing business by standardizing products and pricing, centralizing and outsourcing customer service and consolidating its manufacturing operations, a program which started in the second quarter of 1996. The Company has combined various sales and marketing functions into a multi-product organization focused on serving the financial institution market. This unit offers an integrated product line of marketing decision support, direct marketing, print and delivery systems under the Harland brand. Future plans include developing and acquiring new technology and businesses to enhance this product line.

The Company has entered into a long-term agreement with APAC Teleservices, Inc. ("APAC"), to operate two state-of-the-art call centers for centralized customer service for its check printing operations. As of June 30, 1997, all of the customer service functions previously conducted in the Company's imprint plants had been migrated to APAC's call centers.

The Company will continue to consolidate its core printing plants into a network of regional facilities and incorporate advanced manufacturing technology and systems into this network. All but ten of the plants scheduled for consolidation are anticipated to close by the end of 1997, with the balance to close in 1998. Management expects to incur future restructuring charges, predominantly related to employee severance.

The Company may make further purchases of its common stock in cash on the open market or in private transactions, which will be funded through working capital and/or short-term borrowings. Shares held under its repurchase program will be held in treasury, used for acquisitions, used to finance the Company's employee benefits programs or for other corporate purposes.

RISK FACTORS AND CAUTIONARY STATEMENTS

When used in this Form 10-Q and in subsequent filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in written or oral statements made by authorized representatives of the Company, the words or phrases "should result," "are expected to," "will continue," "will approximate," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date such statements are made. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of unanticipated events.

Various factors may affect the Company's financial performance, including those discussed below, and could cause the Company's actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse.

With regard to the rebuilding of the Company's print infrastructure, there can be no assurances that the printing plant consolidation and the centralization and outsourcing of customer service will occur within the projected time frame or will result in the anticipated quality improvements or projected costs savings. Many variables, such as the ability to hire and train employees at the Company's regional facilities, the development of new technology and information systems used in the Company's production operations and the amount and timing of transition costs, may impact the anticipated results.

Check revenues could be negatively impacted by the continuing expansion of alternative payment systems such as credit cards, debit cards, and other forms of electronic commerce or on-line payment systems. Check revenues could also be adversely affected by competitive check pricing and by the continuing consolidation of financial institutions.

While the Company believes substantial growth opportunities exist in Marketing Services, specifically in Decision Support software and Direct Marketing, there can be no assurances that the Company will achieve its growth targets. There are many variables relating to the development of the next generation Decision Support software, including the timing and costs of the development effort, the viability of the product, product acceptance and competition. Also, no assurance can be made as to the Company's ability to expand its Direct Marketing business and meet projected growth targets.

From time to time, authorized representatives of the Company may make predictions or forecasts regarding the Company's future results, including estimated earnings. Any such forecast reflects various assumptions which are subject to significant uncertainties, many of which may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors, many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts may not be material and adverse. Accordingly, investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information when evaluating the Company.

In addition, authorized representatives of the Company may occasionally comment on published projections by independent analysts regarding the Company's future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

Generally speaking, the Company does not make public its own internal projections, budgets or estimates. Undue reliance should not be placed on any comments regarding the differences between such independent estimates and the Company's own expectations regarding its future operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates may differ in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may materially impact the results obtained through the use of differing analyses and assumptions.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") and issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company plans to adopt SFAS 130 and SFAS 131 in 1998. Management does not expect SFAS 130 or SFAS 131 to have a significant impact on the consolidated financial statements.

PART II. OTHER INFORMATION
===========================

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on April 25, 1997, in Atlanta, GA. There was no solicitation in opposition to management's nominees for Directors as listed in the Proxy Statement and all such nominees were elected.

(c) Below is a brief description of matters voted on at the Annual Meeting and the results of the voting:

Election of Directors:
	Edward J. Hawie
		Voting for			25,979,789
		Withhold authority	   546,836
	G. Harold Northrop
		Voting for 			26,378,662
		Withhold authority	   147,963
	Robert A. Yellowlees
		Voting for			26,371,754
		Withhold authority	   154,871


To ratify the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the year ending December 31, 1997:
		Voting for 			26,385,183
		Voting against		    68,720
		Voting abstain		    72,722

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits

  Reference No.                         Description of Exhibit
----------------------------------------------------------------
      27                               Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended June
30, 1997.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          JOHN H. HARLAND COMPANY
                                                (Registrant)



 	 August 14, 1997				William M. Dollar
Date:  _________________             By:_____________________________
                                          William M. Dollar
                                          Vice-President, Finance and
                                          Treasurer
                                          (Principal Accounting Officer)



	 August 14, 1997				S. David Passman III
Date:  _________________             By:_____________________________
                                          S. David Passman III
                                          Senior Vice-President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)