Form 10-Q
period 1997-09-30
HARLAND JOHN H CO
filed 1997-11-14
CIK 45599

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

The number of shares of the Registrant's Common Stock outstanding on November 11, 1997 was 31,014,787.

Item 1. FINANCIAL STATEMENTS

JOHN H. HARLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS
------
                                          September 30,  December 31,
(In thousands)                                 1997          1996
---------------------------------------------------------------------
                                            (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents                  $   9,459     $  22,667
 Accounts receivable                           66,623        69,596
 Inventories                                   25,225        33,464
 Deferred income taxes                         10,951         8,347
 Other                                         11,429        14,329
                                            ----------    ----------
 Total current assets                         123,687       148,403
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Assets held for disposal                      10,875        30,656
 Investments                                    5,187         6,178
 Goodwill and intangibles - net               116,814       127,491
 Deferred income taxes                         13,390        20,012
 Other                                         31,281        25,596
                                            ----------    ----------
 Total investments and other assets           177,547       209,933
                                            ----------    ----------


 PROPERTY, PLANT AND EQUIPMENT                229,905       215,140
 Less accumulated depreciation
    and amortization                          126,411       118,745
                                            ----------    ----------
 Property, plant and equipment - net          103,494        96,395
                                            ----------    ----------

 Total                                      $ 404,728     $ 454,731
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
                                          September 30,  December 31,
(In thousands, except share amounts)           1997          1996
---------------------------------------------------------------------
                                            (Unaudited)
CURRENT LIABILITIES:

 Short-term debt                                          $  43,089
 Accounts payable - trade                   $  27,782        27,057
 Deferred revenues                             23,587        25,069
 Accrued liabilities:
    Salaries, wages and employee benefits      17,411        21,560
    Restructuring costs                         5,708        12,694
    Taxes                                       3,423         6,031
    Other                                       9,796         9,211
                                            ----------    ----------
 Total current liabilities                     87,707       144,711
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      109,390       114,075
 Other                                         14,171        13,542
                                            ----------    ----------
 Total long-term liabilities                  123,561       127,617
                                            ----------    ----------

 Total liabilities                            211,268       272,328
                                            ----------    ----------


 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value, issued
    37,907,497 issued                          37,907        37,907
 Additional paid-in capital                     1,628         2,032
 Foreign exchange translation adjustments        (107)           54
 Retained earnings                            325,797       316,315
                                            ----------    ----------
 Total shareholders' equity                   365,225       356,308
 Less 6,896,725 and 6,983,520 shares of
    treasury stock - at cost                  171,765       173,905
                                            ----------    ----------
Shareholders' equity - net                    193,460       182,403
                                            ----------    ----------

 Total                                      $ 404,728     $ 454,731
                                            ==========    ==========

See Notes to Condensed Consolidated Financial Statement


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)

					THREE MONTHS ENDED	NINE MONTHS ENDED
(In thousands, except            SEPTEMBER 30,           SEPTEMBER 30,
   per share amounts)           1997        1996	  1997        1996
--------------------------------------------------------------------------

NET SALES                   $ 142,099   $ 155,912   $ 421,056   $ 457,804
                            ----------  ----------  ----------  ----------
COST AND EXPENSES:
Cost of sales                  82,578      83,055     243,869     247,956
Selling, general and
  administrative expenses      46,178      42,384     131,423     129,950
Amortization of intangibles     3,510       3,998      10,929      12,355
Restructuring charge	                                2,745      94,054
Acquired in-process research
  and development cost                                              7,973
                            ----------  ----------  ----------  ----------
Total                         132,266     129,437     388,966     492,288
                            ----------  ----------  ----------  ----------

INCOME(LOSS) FROM
  OPERATIONS                    9,833      26,475      32,090     (34,484)
                            ----------  ----------  ----------  ----------

OTHER INCOME(EXPENSE):
Interest expense               (2,029)     (2,844)     (6,626)     (7,620)
Other - net                       452         514       2,645       1,411
                            ----------  ----------  ----------  ----------
Total                          (1,577)     (2,330)     (3,981)     (6,209)
                            ----------  ----------  ----------  ----------

INCOME(LOSS) BEFORE
  INCOME TAXES                  8,256      24,145      28,109     (40,693)
INCOME TAXES                    3,427      10,107      11,665     (12,114)
                            ----------  ----------  ----------  ----------

NET INCOME(LOSS)                4,829      14,038      16,444     (28,579)

RETAINED EARNINGS AT
  BEGINNING OF PERIOD         323,291     303,276     316,315     361,554
                            ----------  ----------  ----------  ----------
                              328,120     317,314     332,759     332,975
Cash dividends                 (2,323)     (7,850)     (6,962)    (23,511)
                            ----------  ----------  ----------  ----------
RETAINED EARNINGS AT END
  OF PERIOD                 $ 325,797   $ 309,464   $ 325,797   $ 309,464
                            ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                  30,991      30,984      31,060      30,836
                            ==========  ==========  ==========  ==========

NET INCOME(LOSS) PER
  COMMON SHARE		    $     .16   $     .45   $     .53   $    (.93)
                            ==========  ==========  ==========  ==========
CASH DIVIDENDS PER COMMON
   SHARE                    $    .075   $    .255   $    .225   $    .765
                            ==========  ==========  ==========  ==========

See Notes to Condensed Consolidated Financial Statements.


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)
(In thousands)                                            1997          1996
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income(loss)                                      $  16,444    $ (28,579)
 Adjustments to reconcile net income(loss) to
 net cash provided by operating activities:
 Depreciation and amortization                           29,179       34,625
 Provision for restructuring charge	                                  88,564
 Acquired in-process research and development cost                     7,973
 (Gain)loss on sale of assets                            (2,293)         698
 Other                                                    3,025        2,098
 Change in assets and liabilities net of
  effect of acquisitions:
  Deferred income taxes                                   9,549      (36,882)
  Accounts receivable                                     2,973      (10,803)
  Inventories and other current assets                    6,850       13,769
  Accounts payable and accrued expenses                 (14,232)      (4,504)
                                                      ----------    ---------
Net cash provided by operating activities                51,495       66,959
                                                      ----------    ---------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (27,663)     (22,132)
Proceeds from sale of property, plant and equipment      24,446          921
Payment for acquisition of businesses,
  net of cash acquired                                               (35,080)
Long-term investments and
   other assets - net 				               (8,343)     (12,132)
                                                      ----------    ---------
Net cash used in investing activities                   (11,560)     (68,423)
                                                      ----------    ---------
FINANCING ACTIVITIES:
Issuance of treasury stock                                3,691        3,662
Dividends paid                                           (6,962)     (23,511)
Repurchase of common stock                               (1,979)
Short-term debt - net                                   (43,089)      34,250
Long-term debt - net                                     (4,685)
Other - net                                                (119)         103
                                                      ----------   ----------
Net cash (used in)provided by financing activities      (53,143)      14,504
                                                      ----------   ----------

Net (decrease)increase in cash and cash equivalents     (13,208)      13,040
Cash and cash equivalents at beginning of period         22,667       12,862
                                                      ----------   ----------

Cash and cash equivalents at end of period            $   9,459    $  25,902
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

JOHN H. HARLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(Unaudited)

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

3.   Restructuring Charge

In the second quarter of 1996, the Company announced plans to consolidate its core printing plants into a network of regional facilities over a two-year period. As part of this strategy, the Company recorded pre-tax charges of $92.5 million in the second quarter of 1996 and incurred costs of $1.6 million in the first quarter of 1996. The 1996 restructuring charge related to costs of consolidation of manufacturing operations, including severance and associated revaluation of assets, and valuation adjustments related to discontinuing certain subsidiary product lines. The pre-tax restructuring charge for the nine months ended September 30, 1996 includes the following (in thousands):

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
                                                         ==========

The Company recorded as expense additional severance payments of $1.2 million and $5.1 million for the three-month and nine-month periods ended September 30, 1997, respectively. In addition, the Company reversed $1.2 million of the severance accruals during the second quarter of 1997 and reversed $1.1 million of the facilities accruals in the third quarter of 1997. The severance payments will not be paid due to the decision to retain certain employees and operations, and certain of the facilities which were initially identified as having a fair market value less than book value have realized a higher sales price than anticipated. Management expects to incur additional charges in 1997 and 1998, predominantly related to employee severance.

As part of this restructuring, certain assets, predominantly land, buildings and equipment at the facilities to be closed, with a carrying value of approximately $10.9 million are being held for sale. The Company generally expects to sell these assets within one year of the related facility being closed.

4.   Acquisition

In May 1996, the Company acquired OKRA Marketing Corporation. The following represents the unaudited pro forma results of operations which assume the acquisition occurred on January 1, 1996. These results include certain adjustments, primarily increased amortization expense related to intangible assets, one-time expenses and increased interest expense (in thousands, except per share amounts):

                                                  Nine months ended
                                                 September 30, 1996
---------------------------------------------------------------------
Net sales                                                $ 463,483
Net loss                                                    22,487
Net loss per common share                                      .73

The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place on January 1, 1996 or of future consolidated results of operations.

5.   Accounting for Income Taxes

The provision(benefit) for income taxes for the nine months ended
September 30, 1997 and 1996 includes the following (in thousands):

                                               1997             1996
----------------------------------------------------------------------
Current provision                           $   4,224       $  25,034
Deferred provision(benefit)                     7,441         (37,148)
                                            ----------      ----------
Total                                       $  11,665       $ (12,114)
                                            ==========      ==========

6. Inventories

Inventories consist of the following (in thousands):

                                       September 30,     December 31,
                                               1997            1996
---------------------------------------------------------------------
Raw materials and semi-finished goods       $  20,020       $  28,190
Finished goods                                  2,813           2,770
Hardware component parts                        2,392           2,504
                                             --------        --------
Total                                       $  25,225       $  33,464
                                            =========       =========

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 1997 compared with Third Quarter 1996

Consolidated net sales for the third quarter of 1997 decreased $13.8 million or 8.9% as compared to the third quarter of 1996. Sales for the Financial Services ("FS") segment decreased $14.6 million or 11.0% from the 1996 period. The revenue decrease continues to reflect the loss of certain financial institution contracts prior to 1997, as well as attrition in community banks due to disruption in service from consolidation, and the wind down of the Company's direct check operations. In August 1996, the Company entered into a long-term contract with a direct mail check supplier, which helped offset a reduction in unit volumes. Although revenue per unit from the contract is lower than average revenue per unit, the costs to produce these units are also lower. Revenues from FS's marketing services, which includes database marketing, decision support and loan compliance services, increased 0.8% over 1996. Scantron's sales increased by $0.7 million or 2.8% over the 1996 period, due to increases in its core data collection products and services.

Consolidated gross profit decreased by 18.3% and decreased as a percentage of sales from 46.7% in 1996 to 41.9% in 1997. Competitive pricing, a reduction in unit volume and transition costs associated with rebuilding the Company's printing infrastructure negatively impacted FS's margins in comparison to 1996. Transition costs included redundant expenses related to customer service, plant closings, increased hiring and training costs relating to the opening of regional facilities and production inefficiencies. Scantron's gross margin increased from 45.3% in 1996 to 53.5% in 1997 largely due to improvements in core products and field services.

Consolidated selling, general and administrative expenses increased as a percentage of sales from 27.2% in 1996 to 32.4% in 1997. The major components of this increase included costs relating to restructuring the sales and account management organization and to updating the Company's technology. These increases were partially offset by reduced marketing expenses relating to the Company's direct check operations.

The Company's restructuring charges reflect the Company's plans for plant consolidation and other strategic decisions related to product development. In the third quarter of 1997, the Company incurred additional charges of $2.7 million for severance and reversed $1.1 million of the 1996 charge, relating to facility sales. See note 3 to the Condensed Consolidated Financial Statements.

The Company's consolidated effective income tax rate for the third quarter of 1997 was 41.5% compared to 41.9% in 1996. The higher effective tax rate in 1996 was primarily due to the effects of non-deductible amortization of intangibles.

The Company reported net income of $4.8 million or $0.16 per share for the third quarter of 1997, compared to a net income of $14.0 million, or $0.45 per share in the 1996 quarter.

Year to Date 1997 compared with Year to Date 1996

Consolidated net sales for the nine-month period ended September 30, 1997 decreased $36.7 million or 8.0% as compared to the same period in 1996. Sales for the FS segment decreased $39.6 million or 10.0% from the 1996 period. The revenue decrease continues to reflect the loss of certain financial institution contracts prior to 1997, as well as attrition in community banks due to disruption in service from consolidation, and the wind down of the Company's direct check operations. In August 1996, the Company entered into a long-term contract with a direct mail check supplier, which helped offset a reduction in unit volumes. Although revenue per unit from the contract is lower than average revenue per unit, the costs to produce these units are also lower. Revenues from FS's marketing services, which includes database marketing, decision support and loan compliance services, increased 5.2% over 1996. The increase was due primarily to the acquisition of OKRA in May 1996. Scantron's sales increased by $2.5 million or 4.1% over the 1996 period largely due to increased sales of data collection products.

Consolidated gross profit decreased by 15.6% and decreased as a percentage of sales from 45.8% in 1996 to 42.1% in 1997. Competitive pricing, a reduction in unit volume and transition costs associated with rebuilding the Company's printing infrastructure negatively impacted FS's margins in comparison to 1996. The transition costs include redundant expenses related to customer service, plant closings, increased hiring and training costs relating to the regional facilities and production inefficiencies. Scantron's gross margin increased from 43.8% in 1996 to 48.3% in 1997 largely due to improvements in core products and field services.

Consolidated selling, general and administrative expenses increased as a percentage of sales from 28.3% in 1996 to 31.2% in 1997. This increase includes costs related to restructuring the sales and account management workforces and increased expenses relating to information technologies, offset by reduced marketing expenses from the Company's direct check operations.

Charges totaling $94.1 million and $8 million related to restructuring and acquired in-process research and development, respectively, were recorded in the nine months ended September 30, 1996. These costs reflect the Company's plans for plant consolidation and new product strategies. In the nine months ended September 30, 1997, the Company incurred additional restructuring-related charges of $5.1 million relating to severance. During 1997, the Company has reversed $2.3 million of the 1996 restructuring charge. Of this amount, $1.2 million represents severance that will not be paid due to a subsequent decision to retain certain employees and operations. The remaining $1.1 million represents excess building valuation reserves due to certain facilities being sold at higher prices than originally anticipated. See note 3 to the Condensed Consolidated Financial Statements.

The Company's consolidated effective income tax rate for the first nine months of 1997 was 41.5% compared to 29.8% for the same period in 1996. The lower effective tax rate and associated tax benefit in 1996 were primarily due to the effects of the restructuring charge, the non-deductible acquired in-process research and development charge and non-deductible amortization of intangibles.

The Company reported net income for the first nine months of 1997 of $16.4 million, or $0.53 per share compared to a net loss of $28.6 million or $0.93 per share for the same period in 1996. The restructuring charge and the acquired in-process research and development charge for the nine months ended September 30, 1996 reduced earnings by $1.80 per share and $0.26 per share, respectively.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities in the first nine months of 1997 were $51.5 million compared to $67.0 million in 1996. The primary uses of funds in the first nine months of 1997 were for the reduction of short-term borrowings, capital expenditures, expenditures related to long-term investment and other assets and dividends paid to the Company's shareholders. Expenditures for property, plant and equipment totaled $27.7 million in the first nine months of 1997, compared to $22.1 million for the same period in 1996. In addition the Company generated $24.4 million from the sales of property, plant and equipment in the first nine months of 1997.

In April 1997, the Company's board of directors authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock. In May 1997, the Company paid $2.0 million to repurchase 100,000 shares.

The Company has unsecured lines of credit which provide for borrowings up to $111.0 million. In the first nine months of 1997, the Company reduced its borrowings under these lines by $43.0 million to zero. At September 30, 1996, $69.3 million was outstanding under these lines of credit.

On September 30, 1997, the Company had $9.5 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. The Company also believes that it possesses sufficient unused debt capacity and access to debt and equity capital markets to pursue additional acquisition opportunities.

OUTLOOK

The Company is progressing through initiatives implemented in 1996 to reduce the operating expense of producing and supplying check services, improve quality and establish a platform for new services particularly aimed at tying check products into marketing services and making them an integral part of a financial institution's marketing program. The Company's strategy to achieve these initiatives includes standardizing products, centralizing and outsourcing customer service, and consolidating and automating its manufacturing operations. Future plans for the Company include developing and acquiring new technology and businesses to enhance its product line.

The Company has a long-term agreement with APAC Teleservices, Inc. ("APAC"), to operate two state-of-the-art call centers for centralized customer service for its check printing operations. All of the customer service functions previously conducted in the Company's imprint plants are now handled by these call centers. Management anticipates that short-term inefficiencies experienced in these centers and overlapping activities in the plants will continue until planned process improvements and automation projects are fully implemented.

The Company will continue to consolidate its core printing plants into a network of regional facilities and incorporate advanced manufacturing technology and systems into this network. A total of 17 facilities have closed in 1997, including four in the third quarter, with three more scheduled to close by the end of the fourth quarter. The remaining facilities scheduled for consolidation are anticipated to close in 1998. Management expects to incur future restructuring charges, predominantly related to employee severance.

The Company may make further purchases of its common stock in cash on the open market or in private transactions, which will be funded through working capital and/or short-term borrowings. Shares held under its repurchase program will be held in treasury, used for acquisitions, used to finance the Company's employee benefits programs or for other corporate purposes.

RISK FACTORS AND CAUTIONARY STATEMENTS

When used in this Form 10-Q and in subsequent filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in written or oral statements made by authorized representatives of the Company, the words or phrases "should result", "are expected to", "will continue", "will approximate", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including, but not limited to, those discussed below that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date such statements are made and which may or may not be based on historical experiences and/or trends which may or may not continue in the future. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of unanticipated events.

Various factors may affect the Company's financial performance, including, but not limited to, those factors discussed below and could cause the Company's actual results for future periods to differ from any opinions, statements or projections expressed with respect thereto. Such differences could be material and adverse.

With regard to the rebuilding of the Company's print infrastructure, there can be no assurances that the printing plant consolidation and the centralization and outsourcing of customer service will occur within the projected time frame or will result in the anticipated quality improvements or projected costs savings. Many variables will impact the ability to improve production efficiencies and reduce redundant expenses. Such variables include, but are not limited to, the ability to hire and train employees at the Company's regional facilities, the development and implementation of new technology and information systems used in the Company's production operations and could impact the amount and timing of transition costs. Further, there can be no assurance that the Company's historic trends related to costs or profit margins will continue in the future. Many factors can affect the Company's ability to achieve similar cost and profitability trends, including, among other factors, revenue per unit, the ability to secure similar materials prices and labor rates and to achieve projected overhead cost savings. Competition among suppliers, restricted supply of materials, labor and services, and other such factors outside of the Company's control, may adversely affect prices and may materially impact the Company's results.

Check revenues could be negatively impacted by several factors outside the Company's control, including the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems. Check revenues could also be adversely affected by competitive check pricing and by the continuing consolidation of financial institutions, among other factors. There can be no assurances that the Company will experience similar or higher revenue as achieved in prior years, or that any targets or projections made relating to check revenues will be achieved.

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

From time to time, authorized representatives of the Company may make predictions or forecasts regarding the Company's future results, including estimated earnings. Any such forecast reflects various assumptions, which are subject to significant uncertainties, many of which may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors, many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts may not be material and adverse. Accordingly, investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information when evaluating the Company. Further, there can be no assurance that a review of both historical trends and predictions will necessarily lead to the same results that may actually be experienced in the future.

In addition, authorized representatives of the Company may occasionally comment on published projections by independent analysts regarding the Company's future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates, or the assumptions and methodologies upon which such estimates are based. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based and they should also be aware that actual results could differ from such estimates.

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

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits

  Reference No.                         Description of Exhibit
----------------------------------------------------------------
      27                               Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended September 30, 1997.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          JOHN H. HARLAND COMPANY
                                                (Registrant)



        November 14, 1997                	William M. Dollar
Date:  _________________             By:_____________________________
                                          William M. Dollar
                                          Vice-President, Finance and
                                          Treasurer
                                          (Principal Accounting Officer)



	  November 14, 1997			S. David Passman
Date:  _________________             By:_____________________________
                                          S. David Passman
                                          Senior Vice-President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)