Form 10-K
period 1997-12-31
HARLAND JOHN H CO
filed 1998-03-31
CIK 45599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K
(Mark One)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 1997 or

| | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURTIES EXCHANGE ACT OF 1934

	For the transition period from ___________ to __________

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

(770) 981-9460
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class          Name of each exchange on which registered
----------------------       -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.| |

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on February 28, 1998 was $470,659,595.

The number of shares of the Registrant's Common Stock outstanding on March 11, 1998, was 31,057,973.

A portion of the Registrant's Definitive Proxy Statement dated March 13, 1998, is incorporated by reference in Part III hereof.

John H. Harland Company and Subsidiaries

Index to Annual Report on Form 10-K


Page

                             Part I

Item 1:      Business                                              3

Item 2:      Properties                                            6

Item 3:      Legal Proceedings                                     6

Item 4:      Submission of Matters to a Vote of Security Holders   7

             Executive Officers of the Registrant                  7


                             Part II

Item 5:      Market for the Registrant's Common Equity and
             Related Stockholder Matters                           8

Item 6:      Selected Financial Data                               8

Item 7:      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   8

Item 8:      Financial Statements and Supplementary Data           8

Item 9:      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                8



                            PART III

Item 10:     Directors and Executive Officers of the Registrant    8

Item 11:     Executive Compensation                                8

Item 12:     Security Ownership of Certain Beneficial Owners
             and Management                                        9

Item 13:     Certain Relationships and Related Transactions        9



                             PART IV

Item 14:     Exhibits, Financial Statement Schedule and
             Reports on Form 8-K                                   9

PART I
ITEM 1.	BUSINESS


General

	John H. Harland Company (the "Company" or the "Registrant") was founded in 1923 as a general printer and lithographer. The Registrant is incorporated under the laws of Georgia and is headquartered in Atlanta.

	The Company works with banks, credit unions, brokerage houses and financial software companies, providing these institutions with products and services that help strengthen relationships with their customers. These offerings range from financial printing (checks, forms, and business documents) to database marketing systems, direct marketing campaign management, and loan origination and compliance software. The Company's subsidiary, Scantron Corporation ("Scantron"), sells information management products and services, including scannable forms and optical mark readers.

	The Company serves its major markets through two primary business segments, each of which is described below. Reference is made to Note 14 of the Notes to Consolidated Financial Statements on page F18 of this Annual Report on Form 10-K with respect to information concerning the Company's business segments.


Recent Developments

	Robert J. Amman resigned as chairman and chief executive officer of the Company on January 13, 1998. John H. Weitnauer, Jr., a member of the Company's board of directors, was elected chairman. Mr.
Weitnauer will also serve as interim president and chief executive officer until Mr. Amman's successor is elected.

	The Company began rebuilding its manufacturing operations in 1996, including consolidating plants and centralizing customer service. The Company made significant progress in 1997 in implementing this two-pronged initiative. The Company built three regional facilities, expanded two others, closed 17 imprint plants and three base stock facilities, consolidated production facilities for other specialty printing business units, and centralized 33 customer service operations into two call centers. The Company is scheduled to close six plants in 1998 and expects to complete the rebuilding in 1999.

	The Company believes that rebuilding its manufacturing operations and developing complementary products and services will better position it to serve financial institutions and help them strengthen relationships with their customers. The Company also believes that reducing the number of production facilities will result in significant operating cost savings. These savings will provide additional financial resources to enable the Company to grow through acquisitions or further product development efforts.


Financial Services

	The Financial Services ("FS") segment focuses on providing products and services to financial institutions, including banks, credit unions, brokerage houses and financial software companies. These offerings range from financial printing (checks, forms and business documents) to database marketing systems, direct marketing campaign management, and loan origination and compliance software.

	FS core printed products are checks, forms and related magnetic ink character recognition ("MICR") documents sold to financial institutions and their customers. These documents include personal, business and computer checks and forms. FS also produces a variety of financial documents, including checks, invoices, statements and other forms, used by individuals in conjunction with personal and/or small business financial software applications. Through a strategic alliance with Bottomline Technologies, Inc., FS offers point-of-service capability to produce MICR-readable documents.

	FS primary competitors in the sale of MICR-encoded documents and related forms to financial institutions are two national financial printers specializing in check printing, one of which possesses substantially greater sales and financial resources than FS. While accurate statistics with respect to the aggregate level of check production are not readily available, the Company believes that FS is the second-largest producer of MICR-encoded documents and related forms in the United States.

	Recognizing that growth in financial printing is slowing and that its customers have a growing need to improve profitability and increase operational efficiencies, the Company began expanding its offerings several years ago. The Company now also offers financial institutions database marketing systems, direct marketing campaign management, and loan origination and compliance software.

	Product expansion has benefited from a number of acquisitions, including two companies that offer marketing customer information file ("MCIF") software and related services. The Company markets these products and services under the term "Decision Support." Financial institutions use this software to identify profitable customers and prospects, develop sound marketing strategies and execute information-driven plans aimed at building and retaining profitable relationships.

	MCIF software enables financial institutions to quickly and accurately gauge profitability potential and target potential customers. Utilization of external and internal data, such as demographic and geographic information, can enhance analysis, which is then merged into multi-contact direct marketing programs. Additional services include consulting, creative services, printing and fulfillment, and campaign management, all of which are designed to deliver a strong return on investment for financial institutions.

	The market for the Company's Decision Support products and services is growing within the financial services industry. More than 1,300 financial institutions utilize one of the Company's database marketing products, giving the Company a leadership position in this emerging market.

	FS also markets and supports loan origination and compliance software for the financial institution market. Competition within this market varies by financial institution size.

	The Company believes that the primary competitive factor influencing buying decisions within the FS segment is the ability to help financial institutions improve profitability and increase operational efficiencies. The Company believes that FS compares favorably with its competitors in this respect.

	FS markets its products and services primarily in the United States, although there is varying market penetration in the Caribbean, Canada and other limited markets. Financial institution customers include community, regional and national banks, credit unions and brokerage houses. Non-financial institution customers include financial software companies, superstores, direct mail check suppliers, catalog merchandisers and affinity groups.

	FS markets its products and services primarily through one sales force divided into two groups, with one group focused on national accounts, and the second group servicing the needs of community banks and credit unions. Database marketing and direct marketing specialists support this sales force.

	FS principal raw materials are safety paper, form paper and MICR bond paper. The Company entered into a three-year, fixed-price agreement with a certain domestic supplier of these raw materials in 1996. Other related products, such as vinyl, inks, checkboards, packaging material and miscellaneous supplies, are purchased from a number of suppliers. The Company believes that adequate raw materials will be available to support FS operations.

	The Company believes that the loss of any one FS customer would not have a materially adverse effect on its consolidated results of operations.


Scantron Corporation

	Scantron Corporation ("Scantron") was founded in 1972 and acquired by the Company in 1988. Scantron provides data collection and assessment systems for commercial and educational institutions. These offerings include scannable forms, optical mark readers ("OMRs"), application software and maintenance services.

	Scantron's brand awareness is strong in the K-12 and post secondary education markets, where the name "Scantron" is readily associated with testing technology. In addition to test scoring, a Scantron system, which includes a scanner, forms and software, is used to collect and analyze data for surveys, grade reporting and balloting.

	Related lines of businesses include Scantron Quality Computers, a distributor of educational software products; Scantron Survey Group, which offers full-service data collection and survey services; and Scantron Service Group, a provider of scanner, personal computer, and network systems maintenance and installation services.

	Scantron is developing new products and services that it believes will help it enter emerging high technology markets. These products and services include year 2000 hardware certification; network computing installation, service and support; Internet-based assessment systems and services; and electronic forms design to provide forms on demand. Scantron believes it has significant resources and assets needed to enter these markets.

	Scantron's markets are highly fragmented and it has many competitors. The Company believes Scantron is the second-largest provider of assessment and data collection systems to commercial and educational markets in the United States. The Company also believes that Scantron's scanning technologies are more accurate than other methods of capturing and tabulating high volumes of data.

	Scantron's forms printing operation competes with commercial and specialized forms printers, principally on the basis of systems compatibility, product quality, customer services, availability of a complete product line and price to the end user.

	Scantron's field service operation competes with various organizations that provide installation and maintenance services, including technology manufacturers, other national and local field service and maintenance companies.

	The Company believes that Scantron's breadth of products and services, brand name, and new product and service offerings compare favorably with competitors.

	Scantron markets its products primarily through inside and outside sales and service representatives throughout the United States and Canada. Representatives sell new systems, sell reorders for existing installations, provide scanner servicing, and deliver forms design, development and software customization services. Scantron's products are also marketed internationally through distributorships.

	Scantron purchases the majority of its paper from one supplier. It purchases scanner components from equipment manufacturers, supply firms and others. It purchases software for resale from leaders in the software industry. The Company believes Scantron can continue to obtain such materials or suitable substitutes in acceptable quantities and at acceptable prices to continue all operations.

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

Employees

	As of December 31, 1997, the Company and its subsidiaries employed 5,328 people.

ITEM 2.	PROPERTIES

	As of December 31, 1997, the Company and its subsidiaries owned 25 facilities located in 18 states and in Puerto Rico, all but five of which were primarily production and service facilities. The Company leases 22 facilities for printing and/or warehouse activities. The Company also leases office space for sales and service activities where there are no production facilities, as well as space for two of its subsidiaries. These leases have expiration dates ranging from 1998 to 2012. The Company owns its executive offices in Atlanta, Georgia.
As part of the Company's strategy to consolidate its check imprint plants into regional facilities, certain facilities to be closed are being held for sale.

ITEM 3.	LEGAL PROCEEDINGS

	In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

	The following table sets forth information with respect to all executive officers of the Company.

     Name             Age          Office Held
John H. Weitnauer Jr.  71   Chairman of the Board and Interim
                             President and Chief Executive Officer
Joseph M. O'Connell    42   Senior Vice President and Chief
                             Information Officer
S.  David Passman III  45   Senior Vice President and Chief Financial
                             Officer
Mark C. Perlberg       41   Senior Vice President and President,
                             Financial Markets Division
Earl W. Rogers Jr.     49   Senior Vice President and President,
                             Printed Products Division
John C. Walters        57   Senior Vice President and General Counsel


	Mr. Weitnauer assumed his present positions with the Company in January 1998. He previously served as Chairman and Chief Executive Officer of Richway Stores, a division of Federated Department Stores, Inc., and an operator of discount department stores, for seven years until his retirement in 1987.

	Mr. O'Connell joined the Company in February 1996. He previously served as Chief Operating Officer of National Bancard Corporation
(NaBANCO), the world's largest merchant credit card processor, from August 1995 until February 1996. He was employed by New Valley
Corporation, a financial services company, and its Western Union
Financial Services subsidiary ("Western Union") for more than the prior five years, last serving as a corporate Vice President. A petition under Chapter 11 of the Federal Bankruptcy Code was entered against New Valley Corporation in March 1993, and it emerged from bankruptcy in January 1995.

	Mr. Passman joined the Company in October 1996. He was previously employed by Deloitte & Touche, LLP for 20 years, last serving as Managing Partner of its Atlanta office.

	Mr. Perlberg joined the Company in February 1996. He was previously employed by Western Union since 1989, last serving as an area Vice President in its international operations.

	Mr. Rogers has been employed as an Executive Officer of the Company for more than the past five years.

	Mr. Walters joined the Company in January 1996. He previously served as Executive Vice President of First Financial Management Corporation, a diversified information and financial services company, from November 1994 until December 1995. From 1988 until November 1994, he served as Senior Vice President and General Counsel of New Valley Corporation.

	Mr. Weitnauer also serves on the Board of Directors. Officers are elected annually and serve at the pleasure of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS

	See the information with respect to the market for and number of holders of the Company's common stock, quarterly market information and dividend information which is set forth on page F19 of this Annual Report on Form 10-K. The Company has an established policy of making quarterly dividend payments to shareholders. In January 1997, the Board of Directors reduced the annual dividend from $1.02 to $0.30 per share. The Company expects to pay future cash dividends depending upon the Company's pattern of growth, profitability, financial condition and other factors which the Board of Directors may deem appropriate.

ITEM 6.	SELECTED FINANCIAL DATA

	See the information with respect to selected financial data on page F19 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
		RESULTS OF OPERATIONS

	See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F21 through F26 of this Annual Report on Form 10-K.


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

	The information regarding Directors required herein is incorporated by reference to the information under the caption
"Election of Directors" in the Registrant's Definitive Proxy Statement for the Annual Shareholders' Meeting dated March 13, 1998 (the "Proxy Statement").

	The information regarding Executive Officers required herein is included in Part I of this report and incorporated herein by reference.


ITEM 11.	EXECUTIVE COMPENSATION

	The information regarding executive compensation is incorporated by reference to the information under the caption "Executive
Compensation and Other Information" in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

	The information required herein is incorporated by reference to the information under the caption "Stock Ownership of Directors and Executive Officers" in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Not applicable.


PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
		FORM 8-K
                                                          Page in this
                                                         Annual Report
                                                         on Form 10-K
                                                         -------------
(a)1. Financial Statements:
Management Responsibility for Financial Statements              F2
Independent Auditors' Report                                    F3
Consolidated Balance Sheets                                     F4
Consolidated Statements of Operations                           F6
Consolidated Statements of Cash Flows                           F7
Consolidated Statements of Shareholders' Equity                 F8
Notes to Consolidated Financial Statements                      F9
Quarterly Financial Information (unaudited)                    F20
Management's Discussion and Analysis of
   Operations and Financial Condition                          F21

(a)2. Financial Statement Schedule:

Schedule II. Valuation and Qualifying Accounts                  S1

(a)3.  Exhibits
	(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference.)

3.1 * Amended and Restated Articles of Incorporation (Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K")).
3.2     By-Laws, as amended through January 13, 1998.
4.1 Indenture, as supplemented and amended, relating to 6.75% Convertible Subordinated Debentures due 2011 of Scantron Corporation (omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K; will be furnished to the Commission upon request).
4.2 * Form of Rights Agreement dated as of June 9, 1989, between the Registrant and Citizens and Southern Trust Company (Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 9,
        1989).
4.3 * First Amendment dated June 12, 1992 to Rights Agreement dated June 9, 1989 between the Registrant and NationsBank of Georgia Inc., N.A., successor to Citizens and Southern Trust Company (Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).
4.4 * Second Amendment dated July 24, 1992 to Rights Agreement dated June 9, 1989 between the Registrant and Trust Company Bank, successor to NationsBank of Georgia Inc., N.A., and to Citizens and Southern Trust Company (Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

4.5 * Note Agreement dated as of December 1, 1993 relating to the Registrant's 6.60% Series A Senior Notes Due December 30, 2008 (Exhibit 4.5 to the 1993 10-K).
4.6 See Articles IV, V and VIII of the Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V, and VIII of the Registrant's By-Laws, as amended, filed as Exhibit 3.2.
10.1 * Form of Deferred Compensation Agreement between the Registrant and Robert R. Woodson (Exhibit 10.1 to the 1993 10-K).
10.2 * Form of Monthly Benefit Amendment to Deferred Compensation Agreement between the Registrant and Mr. Woodson (Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).
10.3 * Form of Deferred Compensation Agreement between the Registrant and Earl W. Rogers Jr. (Exhibit 10.3 to the 1993 10-K).
10.4 * Form of Amendment to Deferred Compensation Agreement between the Registrant and Messrs. Woodson and Rogers (Exhibit 10.6 to the 1993 10-K).
10.5 * Form of Non-Compete and Termination Agreement between the Registrant and Messrs. Woodson and William M. Dollar (Exhibit
10.7 to the 1993  10-K).
10.6 * Form of Non-Compete and Termination Agreement between the Registrant and Joseph M. O'Connell, S. David Passman III, Mark
        C. Perlberg, Rogers and John C. Walters (Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K")).
10.7 * Form of Executive Life Insurance Plan between the Registrant and Messrs. Woodson and Rogers (Exhibit 10.8 to the 1993 10-K).
10.8 * John H. Harland Company 1981 Incentive Stock Option Plan, as Extended, as amended (Exhibit 10.9 to the 1995 10-K).
10.9 * John H. Harland Company Employee Stock Purchase Plan, as amended (Exhibit 10.10 to the 1995 10-K).
10.10* John H. Harland Company Deferred Compensation Plan for Outside Directors. (Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)
21      Subsidiaries of the Registrant.
23      Independent Auditors' Consent.
27.1    Financial Data Schedule for the year ending December
        31, 1997 10-K.
27.2    Financial Data Schedule for the years ending
        December 31, 1996 and 1995 10-K.
27.3 Financial Data Schedule for the first, second and third quarters of 1997 10-Q.
27.4 Financial Data Schedule for the first, second and third quarters of 1996 10-Q.


(b)	Reports on Form 8-K

	No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN H. HARLAND COMPANY


S. David Passman III   3/26/98       William M. Dollar      3/26/98
_____________________  ________	    ____________________   ________
S. David Passman III   Date          William M. Dollar      Date
Senior Vice President and            Vice President, Finance
Chief Financial Officer              and Treasurer
(Principal Financial Officer)        (Principal Accounting Officer)



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



John H. Weitnauer Jr.   3/26/98
_____________________   ________
John H. Weitnauer Jr.   Date
Chairman, Interim President
and Chief Executive Officer
(Principal Executive Officer)

Juanita P. Baranco	    3/26/98      Edward J. Hawie        3/26/98
_____________________   _______	    ___________________    ________
Juanita P. Baranco      Date	    Edward J. Hawie        Date
Director                             Director


_____________________   ________	    ___________________	________
John J. McMahon Jr.	    Date         G. Harold Northrop     Date
Director                             Director



_____________________   ________     ____________________	________
H.G. Pattillo           Date         Larry L. Prince	       Date
Director                             Director

Robert R. Woodson       3/26/98      Robert A. Yellowlees   3/26/98
_____________________   ________     ____________________   ________
Robert R. Woodson       Date         Robert A. Yellowlees   Date
Director                             Director

JOHN H. HARLAND COMPANY AND SUBSIDIARIES

Index to Information For Inclusion
in the Annual Report on Form 10-K
for the year ended December 31, 1997



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


S. David Passman III
______________________
S.  David Passman III
Senior Vice President and Chief Financial Officer

January 30, 1998



William M. Dollar
______________________
William M. Dollar
Vice President, Finance and Treasurer

January 30, 1998

-F2-

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of John H. Harland Company:

	We have audited the accompanying consolidated balance sheets of John H. Harland Company and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

	In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland Company and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
______________________
DELOITTE & TOUCHE LLP

Atlanta, Georgia
January 30, 1998

-F3-


                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
            (In thousands, except share and per share amounts)
                                   December 31
                                                     1997        1996
-----------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $   9,829   $  22,667
Short-term investments                               3,188         152
Accounts receivable from customers, less
  allowance for doubtful accounts of $3,341
  and $2,886                                        73,130      69,596
Inventories:
  Raw materials and semi-finished goods             21,606      28,190
  Hardware component parts                           2,720       2,770
  Finished goods                                     2,116       2,504
Deferred income taxes                               10,763       8,347
Prepaid Income Taxes                                13,907       5,531
Other                                               11,127       8,646
-----------------------------------------------------------------------
Total current assets                               148,386     148,403
-----------------------------------------------------------------------


INVESTMENTS AND OTHER ASSETS:
Assets held for disposal                             8,721      30,656
Investments                                          5,185       6,178
Goodwill and other intangibles - net               115,538     127,491
Deferred income taxes                                9,494      20,012
Other                                               20,919      21,534
-----------------------------------------------------------------------
Total investments and other assets                 159,857     205,871
-----------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT:
Land                                                 3,271       3,439
Buildings and improvements                          38,006      31,285
Machinery and equipment                            169,287     151,800
Furniture and fixtures                              14,984      14,161
Leasehold improvements and other                    16,521       7,448
Additions in progress                                7,281      11,069
-----------------------------------------------------------------------
Total                                              249,350     219,202
Less accumulated depreciation and amortization     131,407     118,745
-----------------------------------------------------------------------
Property, plant and equipment - net                117,943     100,457
-----------------------------------------------------------------------


Total                                            $ 426,186   $ 454,731
=======================================================================

See Notes to Consolidated Financial Statements.


-F4-


CONSOLIDATED BALANCE SHEETS (continued)


                                                        December 31
                                                     1997        1996
-----------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                         $  33,816   $  27,057
Short-term debt                                                 43,089
Deferred revenues                                   25,799      25,069
Accrued liabilities:
  Salaries, wages and employee benefits             21,829      21,560
  Restructuring costs                                6,634      12,694
  Taxes                                             10,986       6,031
  Other                                             10,703       9,211
-----------------------------------------------------------------------
Total current liabilities                          109,767     144,711
-----------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term debt                                     109,358     114,075
Other                                               14,235      13,542
-----------------------------------------------------------------------
Total long-term liabilities                        123,593     127,617
-----------------------------------------------------------------------

Total liabilities                                  233,360     272,328
-----------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (see Note 13)

SHAREHOLDERS' EQUITY:
Series preferred stock, authorized 500,000
  shares of $1.00 par value, none issued
Common stock, authorized 144,000,000 shares of
  $1.00 par value, 37,907,497 shares issued         37,907      37,907
Additional paid-in capital                           1,458       2,032
Foreign currency translation adjustment               (186)         54
Retained earnings                                  324,324     316,315
-----------------------------------------------------------------------
Total shareholders' equity                         363,503     356,308
Less 6,849,524 and 6,983,520 shares in
  treasury, at cost                                170,677     173,905
-----------------------------------------------------------------------
Shareholders' equity - net                         192,826     182,403
-----------------------------------------------------------------------

TOTAL                                            $ 426,186   $ 454,731
=======================================================================

See Notes to Consolidated Financial Statements.

-F5-


                  JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                                Year ended December 31
                                             1997       1996       1995
-------------------------------------------------------------------------
NET SALES                                $ 562,709  $ 609,384  $ 561,617
-------------------------------------------------------------------------
COST AND EXPENSES:
Cost of sales                              324,775    327,162    302,660
Selling, general and administrative
  expenses                                 186,137    171,839    160,897
Amortization of intangibles                 13,348     16,432     14,840
Restructuring charge                         3,644     94,054
Acquired in-process research and
  development costs                                     7,973
-------------------------------------------------------------------------
Total                                      527,904    617,460    478,397
-------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS               34,805     (8,076)    83,220
-------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                            (8,421)   (10,330)    (8,714)
Other - net                                  3,182      2,929      2,397
-------------------------------------------------------------------------
Total                                       (5,239)    (7,401)    (6,317)
-------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES           29,566    (15,477)     76,903

INCOME TAXES                                12,270     (1,623)     30,886
-------------------------------------------------------------------------
NET INCOME (LOSS)                        $  17,296  $ (13,854)  $  46,017
=========================================================================

EARNINGS (LOSS) PER COMMON SHARE
   BASIC                                 $     .56  $    (.45)  $    1.51
   DILUTED                               $     .56  $    (.45)  $    1.50
=========================================================================

See Notes to Consolidated Financial Statements.

-F6-

                     JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                                          Year ended December 31
                                                       1997       1996       1995
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                   $ 17,296   $(13,854)  $ 46,017
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                       39,274     42,714     48,317
  Provision for restructuring charge                  (2,341)    87,631
  Acquired in-process research and development costs              7,973
  Gain on sale of assets                              (2,746)      (214)      (239)
  Other - net                                          3,854      1,068      2,426
  Change in assets and liabilities net of
    effects of businesses acquired:
    Deferred income taxes                              8,102    (34,205)      (353)
    Accounts receivable                               (3,534)      (848)    (9,575)
    Inventories and other current assets              (2,588)    11,131    (22,038)
    Accounts payable and accrued expenses              9,032     (3,105)    10,989
    Other - net                                            5        (27)       112
-----------------------------------------------------------------------------------
Net cash provided by operating activities             66,354     98,264     75,656
-----------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment           (45,394)   (28,920)   (33,391)
Proceeds from sale of property, plant and equipment   27,486      5,699      1,748
Payment for acquisition of businesses -
  net of cash acquired                                          (35,023)   (36,464)
Change in short-term investments - net                (3,036)       248      2,850
Other - net                                           (3,583)   (11,397)     1,440
-----------------------------------------------------------------------------------
Net cash used in investing activities                (24,527)   (69,393)   (63,817)
-----------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Short-term borrowings - net                          (43,089)     8,000      9,000
Repayment of long-term debt                           (4,717)
Purchases of treasury stock                           (2,221)      (739)       (52)
Issuance of treasury stock                             4,771      6,234      3,879
Dividends paid                                        (9,287)   (31,385)   (31,123)
Other - net                                             (122)    (1,176)      (640)
-----------------------------------------------------------------------------------
Net cash used in financing activities                (54,665)   (19,066)   (18,936)
-----------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents     (12,838)     9,805     (7,097)
Cash and cash equivalents at beginning of year        22,667     12,862     19,959
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of year            $  9,829   $ 22,667   $ 12,862
===================================================================================

Cash paid during the year for:
   Interest                                         $  8,270   $ 10,425   $  8,483
===================================================================================
   Income taxes                                     $  5,529   $ 32,205   $ 31,708
===================================================================================

See Notes to Consolidated Financial Statements.

-F7-

                                     JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands, except share and per share amounts)
                                --- Years Ended December 31, 1997, 1996 and 1995 ---
                                                                                            Foreign
                                                        Additional                          Currency
                                              Common     Paid-In     Retained    Treasury  Translation
                                              Stock      Capital     Earnings     Stock    Adjustment
-------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                    $ 37,907  $  3,389    $ 346,660  $ (184,596)   $   54
Net income                                                             46,017
Cash dividends, $1.02 per share                                       (31,123)
Purchase of 2,337 shares of treasury
  stock                                                                               (52)
Issuance of 218,188 shares of treasury
  stock under employee stock plans                        (1,026)                   4,905
Other                                                         12
-------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                      37,907     2,375      361,554    (179,743)       54
Net loss                                                              (13,854)
Cash dividends, $1.02 per share                                       (31,385)
Purchase of 28,916 shares of treasury
  stock                                                                              (739)
Issuance of 298,136 shares of treasury
  stock under employee stock plans and
   conversion of debentures                                 (343)                   6,577
-------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                      37,907     2,032      316,315    (173,905)       54
Net income                                                             17,296
Cash dividends, $.30 per share                                         (9,287)
Purchase of 107,558 shares of treasury
  stock                                                                            (2,221)
Issuance of 241,554 shares of treasury
  stock under employee stock plans and
  conversion of debentures                                  (678)                   5,449
Other                                                        104                               (240)
-------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                    $ 37,907   $ 1,458    $ 324,324  $ (170,677)   $ (186)
=======================================================================================================

See Notes to Consolidated Financial Statements.

-F8-

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

	Investments - Short-term investments are carried at cost plus accrued interest, which approximates market, and consist primarily of certificates of deposit and demand notes with original maturities in excess of three months. Marketable equity securities and other long-term investments are carried at cost, which approximates market. The Company classifies substantially all of its investments as available-for-sale securities.

	Goodwill and Other Intangibles - Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over periods from 12 to 40 years. Other intangible assets consist primarily of purchased customer lists and non-compete covenants, which are amortized on a straight-line basis over periods ranging from two to eight years. Carrying values of goodwill and other intangibles are periodically reviewed to assess recoverability based on expectations of undiscounted cash flows and operating income for each related business unit. Impairments would be recognized in operating results if a permanent diminution in value was indicated. Amortization periods of intangible assets are also reviewed to determine whether events or circumstances warrant revision to estimated useful lives.

	Other Assets - Other assets consist primarily of capitalized costs of software to be sold, which are amortized over three years or the expected life of the product, and prepaid customer incentive payments, which are amortized as a reduction of sales over the life of the related contract. Unamortized software included within Other Assets were $4.7 million at December 31, 1997. The charge to expense for amortization of such assets is not significant.

-F9-

	Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation of buildings is computed primarily by the declining balance method. Depreciation of equipment, furniture and fixtures is calculated by the straight-line or sum-of-the-years digits methods. Leasehold improvements are amortized by the straight-line method over the life of the lease or the life of the property, whichever is shorter. Accelerated methods are used for income tax purposes for all property where allowed. The Company capitalizes the qualifying costs of software developed or obtained for internal use. Depreciation is computed for internal use software by using the straight-line method over three to five years.

	Revenue Recognition - Sales of products and services are recorded based on shipment of products or performance of services. Revenue from maintenance contracts is deferred and recognized over the period of the agreements.

	Earnings Per Common Share - Earnings per common share for all periods have been computed under the provisions of a new accounting standard, Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which was adopted in 1997 and calls for the restatement of all periods presented on a comparable basis. The net income (loss) used in the calculation of diluted earnings per common share is adjusted for the effect of the interest on the conversion of the subordinated debt. The net income (loss) used for the calculation of diluted earnings (loss) per common share for 1997, 1996 and 1995 were $17,702,000, $(13,444,000) and $46,438,000, respectively. The average number of common shares used in the calculation of basic earnings per common share for 1997, 1996 and 1995 were 30,970,900, 31,056,200, and 30,440,900, respectively. The average number of common share equivalents used in the calculation of diluted earnings per common share for 1997, 1996 and 1995 were 31,445,500, 31,646,900 and
30,878,500, respectively. The common share equivalents relate to options under stock compensation plans and the effect of the conversion of the subordinated debt.

	Research and Development Costs - The Company expenses research and development costs, including expenditures related to development of software that do not qualify for capitalization. The Company expensed $4.5 million for research and development costs in 1997.

	Income Taxes - Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.

	Reclassifications - Certain reclassifications have been made in the 1995 and 1996 financial statements to conform to the 1997 classifications.

	New Accounting Standards - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company will adopt SFAS 130 and SFAS 131 in 1998. Management does not expect these new pronouncements to significantly impact the presentation of the Company's consolidated financial statements.


2. RESTRUCTURING CHARGE
	In 1996, the Company announced plans to consolidate its 40 check imprint plants into a network of regional facilities (the
-F10-

"Restructuring"). As part of the Restructuring, the Company recorded pre-tax charges as follows in the year ended December 31, 1996 (in thousands):

-------------------------------------------------------------------
Write down of equipment and facilities                  $   45,132
Write down of intangible assets                             23,198
Employee severance                                          17,943
Other                                                        7,781
-------------------------------------------------------------------
Total                                                   $   94,054
===================================================================

	The Restructuring relates to consolidation of manufacturing operations, including severance and associated revaluation of assets, and valuation adjustments related to discontinuing certain subsidiary product lines.

	During 1997, the Company recorded a net restructuring charge of $3.6 million. This charge included severance of $5.9 million that was not previously accrued and reversals of certain restructuring accruals of $2.3 million.

	In 1997 and 1996, the Company made payments totaling $6.0 million and $6.4 million, respectively, related to the Restructuring, for previously accrued restructuring costs. Management expects to incur additional charges in 1998, predominantly related to employee severance. As part of this Restructuring, certain assets, predominantly land and buildings for the facilities to be closed, are held for sale (see Note 4). Accrued restructuring costs consist primarily of severance and other related costs associated with plant consolidation strategies and are expected to be paid primarily in 1998.


3. ACQUISITIONS
	During 1996 and 1995, the Company acquired the businesses described below, which were accounted for using the purchase method of accounting. The results of operations of each acquisition are included in the consolidated financial statements from the date of acquisition.

	On May 31, 1996, the Company's wholly owned subsidiary, Marketing Profiles, Inc., acquired the common stock of Florida-based OKRA Marketing Corporation ("OKRA") for cash. The acquisition price was funded with proceeds from short-term borrowings. OKRA designs, develops, markets and supports proprietary application software products and systems, and provides data processing services utilizing such products and systems. Cash paid for this acquisition totaled $24.6 million, net of related acquisition costs of $0.4 million. As part of this acquisition, the Company acquired in-process research and development costs of $8.0 million, which was expensed at acquisition. Of the total acquisition costs, approximately $19.4 million was allocated to intangible assets, of which $11.5 million represented goodwill which is being amortized on a straight-line basis over 15 years.

	On May 15, 1996, the Company acquired with cash an additional one percent of the common stock of G.H. Grupo Industrial, S.A. de C.V. and its wholly owned subsidiary Galas Harland, S.A. de C.V., resulting in 51% ownership.

	On July 3, 1995, the Company's wholly owned subsidiary, Scantron Corporation, acquired the net assets of Quality Computers &
Applications Inc. ("QCA") for cash paid at closing and a contingent purchase payment payable in 1999. The contingent purchase payment is based upon a multiple of QCA's 1998 operating results as defined in the acquisition agreement which, if paid, will be recorded as an increase in goodwill and will be amortized over the remaining life of the associated goodwill. The acquisition price was funded with proceeds from short-term borrowings. QCA is a mail-order retailer of

-F11-
software and hardware to the educational technology market. The new entity operates under the name Scantron Quality Computers, Inc.

	On August 31, 1995, the Company acquired the net assets of dataPRINT, a division of Data Print, Inc., for cash and a note payable. The cash paid at closing was funded with proceeds from short-term borrowings. dataPRINT produces computer-compatible forms, particularly forms utilized by personal finance software packages.

	Assets acquired through acquisitions in 1995 totaled $23.1 million, net of liabilities assumed of $1.8 million. Cash paid for these acquisitions totaled $11.1 million along with a $12.0 million note that was paid in January 1996. Of the total acquisition costs, $20.3 million was allocated to intangible assets, of which $10.6 million represented goodwill which is being amortized over 15 to 20 year periods.

	Goodwill and other intangible assets acquired in acquisitions consist of the following as of December 31 (in thousands):

                                       1997        1996
---------------------------------------------------------
Goodwill                           $ 120,766   $ 119,125
Non-compete covenants                 30,350 	   30,350
Customer lists                        22,014      22,014
---------------------------------------------------------
Total                                173,130     171,489
Less accumulated amortization         57,592      43,998
---------------------------------------------------------
Total                              $ 115,538   $ 127,491
=========================================================

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


                                      1996        1995
---------------------------------------------------------
Net sales                          $ 615,063   $ 591,468
Net income (loss)                     (7,762)     41,448
Earnings (loss) per common share:
   Basic                                (.25)       1.36
   Diluted                              (.25)       1.34


	The pro forma financial information presented does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.


4. ASSETS HELD FOR DISPOSAL
	As part of the Company's strategy to consolidate its check imprint plants into regional facilities, certain assets, predominantly land, buildings and equipment at the facilities to be closed with a carrying value of $8.7 million and $30.7 million, were held for sale at December 31, 1997 and 1996, respectively. The Company expects to sell these assets within one year of the related facility being closed. Fair value of land and buildings was determined by independent valuation. Fair value of equipment and other assets was determined by management valuation based on recent disposals of similar equipment. The impairment loss recorded in 1996, which totaled $45.1 million is included within the restructuring charge as discussed in Note 2.

-F12-

5. SHORT-TERM DEBT
	As of December 31, 1997, the Company had available unsecured lines of credit under which it could borrow up to $111.0 million in the form of short-term notes, for which no compensating balances or commitment fees are required. As of December 31, 1997, there were no amounts outstanding under these unsecured lines of credit. As of December 31, 1996, $43 million was outstanding under these unsecured lines of credit, bearing an average variable interest rate of 5.85%.


6. LONG-TERM DEBT
	Long-term debt consisted of the following as of December 31 (in thousands):

                                                     1997      1996
----------------------------------------------------------------------
Series A Senior Notes                            $  85,000  $  85,000
Term Loan                                           15,000     15,000
Convertible Subordinated Debentures                  9,288      9,847
Industrial Development Refunding Revenue Bonds                  4,000
Other                                                  252      1,329
----------------------------------------------------------------------
Total                                              109,540    115,176
Less current portion                                   182      1,101
----------------------------------------------------------------------
Long-term debt                                   $ 109,358  $ 114,075
======================================================================

	The Company has outstanding $85 million of Series A Senior Notes ("Senior Notes") and a $15 million Term Loan ("Term Loan"), which bear interest at fixed interest rates of 6.60% and 6.63%, respectively. The Senior Notes mature from 2004 to 2008 and the Term Loan is due 2003.

	The Company's 6.75% convertible subordinated debentures are convertible into common stock of the Company at any time prior to maturity, at a conversion price of $25.17 per share, subject to adjustment in certain events. As of December 31, 1997, 378,506 shares of common stock were reserved for conversion of the debentures. The debentures are entitled to an annual mandatory sinking fund, which commenced June 1, 1996, calculated to retire 75% of the debentures prior to maturity in 2011. The debentures are redeemable, in whole or in part, at any time at the option of the Company at par plus accrued interest. The debentures are subordinated to all senior debt.

	In 1994, the Company executed certain agreements under which $4 million face value of Industrial Development Refunding Revenue Bonds - Series 1994 ("the Bonds") were issued with interest at variable rates, which averaged 3.55% in 1996 and were due in 2004. The Company retired this debt in January 1997.

	The debt agreements relating to the Senior Notes, the Term Loan and the Bonds contain certain covenants, the most restrictive of which limit the amount of funded indebtedness of the Company and require the Company to maintain a minimum fixed charge coverage ratio. At December 31, 1997, the Company was in compliance with the covenants associated with these debt instruments. Other long-term debt relates principally to capitalized lease obligations.

	Annual maturities of long-term debt including sinking fund requirements (less subordinated debentures re-acquired) during the next five years are: 1998 - $0.8 million; 1999 through 2002 - $0.6 million.


-F13-

7. INCOME TAXES
	The provisions (benefit) for the years ended December 31, 1997, 1996 and 1995 consisted of the following (in thousands):

                                    1997         1996         1995
----------------------------------------------------------------------
Current:   Federal               $  3,731      $ 22,218     $ 25,542
           State                      437         4,794        5,697
----------------------------------------------------------------------
Total                               4,168        27,012       31,239
----------------------------------------------------------------------
Deferred:  Federal                  6,642       (24,107)        (310)
           State                    1,460        (4,528)         (43)
----------------------------------------------------------------------
Total                               8,102       (28,635)        (353)
----------------------------------------------------------------------
Total                            $ 12,270      $ (1,623)    $ 30,886
======================================================================

	The tax effects of significant items comprising the Company's net deferred tax assets as of December 31 were as follows (in thousands):

                                              1997	         1996
----------------------------------------------------------------------
Current deferred tax asset:
       Accrued vacation                    $  1,413        $  1,704
       Deferred revenue                       1,787           1,464
       Accrued liabilities                    1,844           1,701
       Other                                  5,719           3,478
----------------------------------------------------------------------
Total                                        10,763           8,347
----------------------------------------------------------------------
Non-current deferred tax asset (liability):
       Difference between book and tax basis
          of property                        (1,468)          5,895
       Deferred revenue                       2,069           1,974
       Deferred compensation                  1,643           1,685
       Postretirement benefit obligation      3,118           2,936
       Other                                  4,132           7,522
----------------------------------------------------------------------
Total                                         9,494          20,012
Valuation allowance                               0               0
----------------------------------------------------------------------
Net deferred tax asset                     $ 20,257        $ 28,359
======================================================================

	A reconciliation between the Federal income tax statutory rate and the Company's effective income tax rate is as follows:

                                       1997        1996        1995
----------------------------------------------------------------------
Statutory rate                         35.0%       35.0%       35.0%
State and local income taxes, net of
    Federal income tax benefit          4.2        (1.1)        4.8
Income from Puerto Rico                (0.4)        8.9        (1.7)
In-process research
    and development costs                         (18.0)
Non-deductible goodwill                 5.1       (14.7)        0.7
Other - net                            (2.4)        0.4         1.4
----------------------------------------------------------------------
Effective income tax rate              41.5%      10.5%        40.2%
======================================================================

8. SHAREHOLDERS' EQUITY
	Each share of common stock includes a stock purchase right, which is not currently exercisable but would become exercisable upon occurrence of certain events as provided for in the Rights Agreement. The rights expire on July 5, 1999.
-F14-

9. STOCK COMPENSATION PLANS
	The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Effective January 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have changed to the pro forma amounts listed below (in thousands, except per share amounts):

	                                   1997           1996
---------------------------------------------------------------
Net income (loss):
   As reported                         $ 17,296     $ (13,854)
   Pro forma                             15,738       (15,007)
Basic and diluted earnings
  (loss) per common share:
   As reported                         $   .56     $    (.45)
   Pro forma                               .51          (.48)

	Under the John H. Harland Company Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 4,350,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may choose to exercise an option to purchase shares of Company stock with earnings, which have been withheld during each quarter. The option price is 85% of the lower of the beginning-of-quarter or end-of-quarter market price. During 1997, 1996 and 1995, employees exercised options to purchase 194,003 shares, 196,458 shares and 202,494 shares, respectively, from the ESPP. Options granted under the ESPP were at prices ranging from $17.64 to $20.77 in 1997, $17.80 to $25.87 in 1996 and $16.89 to
$19.23 in 1995. Pro forma compensation cost associated with options granted under the ESPP is estimated based on the discount from market value. As of December 31,1997, there were 621,629 shares of common stock reserved for purchase under the ESPP.

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

	The fair value of options granted under the ISOP during 1997 was estimated as $7.47, using the Black-Scholes option pricing model and the following weighted average assumptions: dividend yield 2.3%, expected volatility of 24.1%, risk-free interest rate of 6.3%, assumed forfeiture rate of 3.0% and an expected life of eight years. The fair value of options granted under the ISOP during 1996 was estimated as $7.40, using the following weighted average assumptions: dividend yield 3.9%, expected volatility of 25.4%, risk-free interest rate of 6.4%, assumed forfeiture rate of 3.0% and an expected life of eight years. The fair value of options granted under the ISOP during 1995 was estimated as $3.32, using the following average assumptions: dividend yield 5.0%, expected volatility of 23.4%, risk-free interest rate of 6.1%, assumed forfeiture rate of 3.0% and an expected life of
6.8 years.
-F15-

A summary of transactions under the ISOP during the three years ended December 31, 1997, follows:

				                           Weighted Average
			                      Shares      Exercise Price
----------------------------------------------------------------------
Outstanding - December 31, 1994            385,853         $  22.79
       Options granted                   1,123,250            24.61
       Options exercised                   (15,652)           14.02
       Options canceled                    (82,443)           23.53
----------------------------------------------------------------------
Outstanding - December 31, 1995          1,411,008         $  24.30
       Options granted                   1,090,000            26.52
       Options exercised                   (85,579)           21.05
       Options canceled                    (60,143)           23.08
----------------------------------------------------------------------
Outstanding - December 31, 1996          2,355,286         $  25.47
       Options granted                     105,000            24.27
       Options exercised                   (44,280)           20.84
       Options canceled                   (182,072)           23.83
----------------------------------------------------------------------
Outstanding - December 31, 1997          2,233,934         $  25.64
======================================================================

	As of December 31, 1997, there were 2,576,828 shares of common stock reserved for issue under the ISOP. The following tables summarize information pertaining to options outstanding and exercisable under the ISOP as of December 31:

Options Outstanding                               1997
----------------------------------------------------------------------
			                         Weighted        Weighted
			                     Average Remaining   Average
Range of		           Number	   Contractual Life   Exercise
Exercise Prices		  Outstanding       (Years)        Price
----------------------------------------------------------------------
$15 to $20			   125,000           5.37          $ 19.49
$20 to $25			   961,584           4.71            22.50
$25 to $30			   752,350           2.73            27.52
$30 to $35			   395,000           8.80            31.44
----------------------------------------------------------------------
Total                    2,233,934           6.28          $ 25.64
======================================================================

Options Exercisable
                           1997                        1996
----------------------------------------------------------------------
                                 Weighted                     Weighted
                                 Average                      Average
Range of             Number      Exercise      Number        Excercise
Exercise Prices     Exercisable  Price         Exercisable   Price
----------------------------------------------------------------------
$10 to $15                                         3,567     $  11.59
$15 to $20           70,000    $  19.38           89,785        19.15
$20 to $25          321,583       22.06          259,584        23.12
$25 to $30          308,351       27.28          112,351        29.55
$30 to $35           79,000       31.44
----------------------------------------------------------------------
Total               778,934                      465,287
======================================================================


10. EMPLOYEE RETIREMENT AND SAVINGS PLANS
	Effective April 1, 1996, the Company merged substantially all of the Company's profit sharing plan assets with the Company's Master 401(k) Plan and Trust ("401(k) plan"). John H. Harland Company of
Puerto Rico ("Harland PR") assumed sponsorship of the profit sharing plan since remaining assets relate only to Harland PR employees.

	Harland PR's profit sharing plan is a non-contributory plan to provide retirement income for Harland PR employees. Contributions to

-F16-
the profit sharing plan were $0.4 million in 1996 and $7.9 million in 1995.

	The 401(k) plan is a defined contribution 401(k) plan with an employer match covering any employee of the Company or a participating affiliate of the Company who is not a non-resident alien. Participants may contribute on a pre-tax and after-tax basis, subject to maximum IRS limits and not exceeding 17% of annual compensation. Effective January 1, 1996, the Company matches employee contributions $0.50 for every dollar up to a maximum Company matching contribution of 3% of qualified annual compensation. Additional contributions may be made from accumulated or current net profits at the board of directors' discretion. Contributions to the 401(k) plan were $3.4 million in 1997, $3.5 million in 1996 and $0.6 million in 1995.

	The Company has unfunded deferred compensation agreements with certain officers. The present value of cash benefits payable under the agreements is being provided over the periods of active employment and totaled $3.9 million at December 31, 1997 and 1996. The charge to expense for these agreements is not significant.


11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
	The Company sponsors two defined postretirement benefit plans that cover qualifying salaried and non-salaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. The life insurance plan is non-contributory. The Company's intent is that the retiree provide the majority of the actual cost of providing the medical plan. Neither plan is funded.

	As of December 31, 1997, the accumulated postretirement benefit obligation ("APBO") under such plans was $12.8 million. The following table reconciles the plans' status to the accrued postretirement health care and life insurance liability reflected on the balance sheet as of December 31 (in thousands):

                                              1997          1996
-------------------------------------------------------------------
APBO:
   Retirees                                $  7,248      $  3,201
   Fully eligible participants                1,720         2,054
   Other participants                         3,804         4,094
-------------------------------------------------------------------
                                             12,772         9,349
Unrecognized net loss                        (3,794)         (977)
-------------------------------------------------------------------
Accrued postretirement cost -
   included in Other Liabilities           $  8,978      $  8,372
===================================================================

	Net periodic postretirement costs ("NPPC") are summarized as follows (in thousands):

                                        1997       1996      1995
-------------------------------------------------------------------
Service costs                         $   322     $  313    $  280
Interest on APBO                          712        661       543
Net amortization                            3          1
-------------------------------------------------------------------
Total                                 $ 1,037     $  975    $  823
===================================================================

	The cost of providing medical benefits was assumed to increase by 7.5% in 1998, 7.0% in 1999, reduced by 0.5% each year until a 5.5% rate is reached in 2002. The medical cost trend rate assumption could have a significant effect on amounts reported. An increase of 1.0% in the assumed rate of increase would have had the effect of increasing the APBO by $1.4 million and the NPPC by $142,000. The weighted

-F17-
average discount rate used in determining the APBO was 7.25% in 1997 and 7.75% in 1996 and 1995, and employee earnings were estimated to increase 3.5% annually until age 65.


12. Financial Instruments
	The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

	Short-term investments - The carrying value approximates fair value because of the short maturity of those instruments.

	Long-term investments - The fair values of certain investments are estimated based on quoted market prices. The fair values of the Company's investments in limited partnerships are based on estimates by general partners in the absence of readily ascertainable market values. The fair value of the Company's other investments, which are not actively traded and are immaterial, is based on an estimate of the net realizable value of those investments.

	Short-term debt - The carrying value approximates fair value.

	Long-term debt - The fair value of the Company's convertible debentures is based on recent market quotes. The fair value of other long-term debt is based on estimated rates currently available to the Company for debt with similar terms and maturities.

	The carrying values and estimated fair values of the Company's financial instruments at December 31 are as follows (in thousands):

	                 Carrying Value            Fair Value
------------------------------------------------------------------
                       1997       1996          1997        1996
------------------------------------------------------------------
Investments:
   Short-term     $    3,188  $      152    $    3,188  $      152
   Long-term           5,185       6,178         5,321       6,499
Debt:
   Short-term	                     43,089                    43,089
    Long-term	        109,358     114,075       109,095     112,740


13. COMMITMENTS AND CONTINGENCIES
	In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

	Total rental expense was $9.4 million in 1997 and 1996,and $8.0 million in 1995. Minimum annual rentals under non-cancellable operating leases at December 31, 1997 are as follows (in thousands):

1998                                 $   7,906
1999                                     7,512
2000                                     5,816
2001                                     3,557
2002                                     3,465
Thereafter                              25,924
------------------------------------------------
Total                                $  54,180
================================================

	The Company has an agreement with a vendor who will perform certain customer-related functions through 2001. Annual costs under this relationship are estimated to be $12.5 million in 1998 through 2001.

-F18-

14. BUSINESS SEGMENTS
	The Company operates its business in two segments. The Financial Services segment ("FS") includes checks, forms and other printed products, database marketing software, direct marketing campaign management and loan origination software sold primarily to financial institutions.

	The Scantron segment represents products and services sold by its Scantron subsidiary including optical mark reading equipment, scannable forms, mail order software and maintenance services.
Scantron sells these products and services primarily to education markets.

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

	Summarized financial information by business segment for 1997, 1996 and 1995 is as follows (in thousands):

                                                               Consol-
	                       FS        Scantron    Corporate   idated
----------------------------------------------------------------------
1997
Sales                 $  477,480   $  85,229                $ 562,709
Operating income          45,933      14,240    $ (25,368)     34,805
Identifiable assets      330,635      55,107       40,444     426,186
Depreciation and
  amortization            34,192       5,082                   39,274
Capital expenditures      42,589       2,805                   45,394

1996
Sales                 $  527,168   $  82,216                $ 609,384
Operating income (loss)   13,427        (184)   $ (21,319)     (8,076)
Identifiable assets      349,105      57,217       48,409     454,731
Depreciation and
   amortization           36,297       6,417                   42,714
Capital expenditures      26,309       2,611                   28,920

1995
Sales                 $  484,342   $  77,275                $ 561,617
Operating income          92,192       8,065    $  (17,037)    83,220
Identifiable assets      380,747      65,863        28,040    474,650
Depreciation and
   amortization           41,321       6,996                   48,317
Capital expenditures      29,516       3,875                   33,391

-F19-

JOHN H. HARLAND COMPANY AND SUBSIDIARIES
Supplemental Financial Information

SELECTED QUARTERLY FINACIAL DATA, DIVIDENDS PAID AND STOCK PRICE RANGE
(In thousands except per share amounts)
                             ---------  Quarter ended ----------
                       March 31      June 30  September 30  December 31
-----------------------------------------------------------------------
1997:
  Net sales            $ 139,266    $ 139,691    $ 142,099    $ 141,653
  Gross profit            59,777       57,889       59,521       60,747
  Net income               5,023        6,592        4,829          852
  Per common share:
    Basic and diluted
      earnings               .16          .21          .16          .03
    Dividends paid          .075         .075         .075         .075
    Stock market price:
      High                32 7/8       24 1/2       24 1/4     23 15/16
      Low                 23 5/8       18 3/8       18 3/8       20 1/4

1996:
  Net sales            $ 152,247    $ 149,645    $ 155,912    $ 151,580
  Gross profit            67,255       69,736       72,857       72,374
  Net income (loss)        8,446      (51,063)      14,038       14,725
  Per common share:
    Basic and diluted
       earnings (loss)       .28        (1.66)         .45          .47
    Dividends paid          .255         .255         .255         .255
    Stock market price:
      High                27 1/4       29 7/8       32 3/8           33
      Low                 21 1/4       20 3/4       23 1/2       29 7/8



SELECTED FINANCIAL DATA
(In thousands except per share amounts)

                               --------- Year ended December 31 ---------
                              1997       1996      1995     1994      1993
-----------------------------------------------------------------------------
Net sales                  $ 562,709 $ 609,384 $ 561,617 $ 521,266 $ 519,486
Net income (loss)             17,296   (13,854)   46,017    51,240    52,522
Total assets                 426,186   454,731   474,650   422,283   364,973
Long-term debt               109,358   114,075   114,574   115,226   111,542
Per common share:
  Basic earnings                 .56      (.45)     1.51      1.68      1.62
  Diluted earnings               .56      (.45)     1.50      1.67      1.61
  Cash dividends                 .30      1.02      1.02       .98       .94
Average number of
  shares outstanding:
Basic                    30,971    30,951    30,558    30,517    32,460
Diluted                  31,446    31,647    30,878    30,999    32,881


Earnings (loss) per share are calculated based on the weighted average number of shares outstanding during the quarter. For 1996, that total of the quarters differs from the earnings (loss) per share shown on the consolidated statements of operations, which is based on the weighted average number of shares for the entire year.

The Company's common stock (symbol:JH) is listed on the New York Stock Exchange. At December 31, 1997 there were 7,139 shareholders of record.

Refer to Note 2 regarding the impact of restructuring charges in 1997 and 1996.

Refer to Note 3 regarding the impact of acquisitions in 1996 and 1995.

-F20-

JOHN H. HARLAND COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	The John H. Harland Company ("the Company") operates its business in two segments. The Financial Services segment ("FS") includes checks, forms and other printed products, database marketing software, direct marketing campaign management and loan compliance software sold primarily to financial institutions.

	The Scantron segment represents products and services sold by the Company's Scantron subsidiary including optical mark reading equipment, scannable forms, mail order software and maintenance services. Scantron sells these products and services primarily to the education market.


Results of Operations 1997 versus 1996

	Consolidated net sales for the year ended December 31, 1997 were $562.7 million compared to $609.4 million for the year ended December 31, 1996. FS sales totaled $477.5 million and $527.2 million for 1997 and 1996, respectively. FS check order volumes, excluding computer checks, decreased 3.7% from 1996, and the price and product mix decreased by 10.0%. The volume decrease is attributable to the loss of accounts through merger of certain customers into non-customer banks, partially offset by the addition of a large direct mail check supplier. The price and product mix decrease is primarily attributable to lower prices experienced as a result of the level of discounting occurring in traditional check markets and lower prices associated with checks sold to a direct mail supplier. Revenue from marketing services, including database marketing software, decision support and loan compliance services, was $58.6 million in 1997, an increase of $4.6 million over 1996. Scantron's sales increased $3.0 million or 3.7% over 1996, due to increases in its core optical mark reading equipment, and forms and expansion of field maintenance operations.

	Consolidated gross profit decreased by 15.7% and gross margin decreased from 46.3% in 1996 to 42.3% in 1997. The consolidated gross margin decrease resulted from a decrease in FS gross margin partially offset by an increase in Scantron's gross margin. FS gross margin decreased from 46.5% in 1996 to 40.9% in 1997 due to the decline in check pricing resulting from discounting and to transition costs related to plant consolidations and customer service centralization. Scantron's gross margin increased from 45.3% in 1996 to 50.1% in 1997 principally due to changes in product mix.

	Consolidated selling, general and administrative expenses increased by $14.3 million due primarily to increased costs related to restructuring the sales organization, costs of upgrading technology, and $4.5 million of research and development costs in 1997. These increases were offset by a $9.4 million reduction in marketing expense related to the winding down of the Company's direct check operations. Selling, general and administrative expenses increased as a percentage of sales from 28.2% in 1996 to 33.1% in 1997.

	Amortization of intangibles decreased by $3.1 million from 1996 compared to 1997 as certain intangible assets were fully amortized, and certain balances were written down in connection with the Company's restructuring recorded in 1996.

	Other income (expense) decreased from $7.4 million in 1996 to $5.2 million in 1997 primarily due to the reduction in interest expense associated with the repayment of short-term borrowings during 1997 and gains on sales of closed imprint facilities.

	The Company's consolidated effective income tax rate for 1997 was 41.5% compared to 10.5% for 1996. The effective income tax rate of 10.5% in 1996 and the associated benefit was lower because of the effects of permanent tax differences in 1996 related to the

-F21-
restructuring charge, non-deductible acquired in-process research and development charge and non-deductible amortization of intangibles.

	The Company's net income for 1997 was $17.3 million compared to a net loss of $13.9 million for 1996. Basic and diluted earnings per share were $.56 in 1997 compared to a loss per share of $.45 in 1996. Included in the calculation of earnings per share of $.56 were research and development and restructuring charges, which reduced earnings per share by approximately $.08 and $.07 per share, respectively, offset by a gain on the disposal of assets, which increased earnings per share by approximately $.05. The net loss in 1996 included restructuring charges for plant consolidations and other strategic decisions related to product development and a charge for acquired in-process research and development costs. The total pre-tax impact of these charges in 1996 was $102.1 million or a reduction in earnings per share of $2.09.


Results of Operations 1996 versus 1995

	Consolidated net sales increased $47.8 million or 8.5%. FS sales totaled $527.2 million, an increase of 8.8% over 1995. FS check order volumes, excluding computer checks, increased by 4.8% over 1995, offset by a price and product mix decrease of 2.9%. The volume increase is attributable to one-time conversion sales in 1996, resulting from financial institution mergers, and to the commencement in August 1996 of a five-year agreement with a direct mail check supplier. The price and product mix decrease is attributable in part to that contract. Although the average revenue per unit is lower under this contract than for sales to financial institutions, the cost of producing these units is substantially less since order entry and customer service are provided by the direct mail check supplier. Computer checks and other printed product revenues increased by 23.1% as a result of the dataPRINT acquisition in August 1995. Revenue from marketing services, including database marketing software, decision support and loan compliance services, was $54 million in 1996, an increase of 29% over 1995. Scantron's sales increased $4.9 million or 6.4% over 1995 principally due to the acquisition of Quality Computers
& Applications Inc. ("QCA") in July 1995.

	Consolidated gross profit increased by 9.0% and gross margin increased from 46.1% in 1995 to 46.3% in 1996. FS gross margin increased from 45.9% in 1995 to 46.5% in 1996 due to lower operating costs, partially offset by the impact of the loss of highly profitable financial institution business, primarily through mergers, in late 1995 and in 1996. Scantron's gross margin decreased from 47.6% in 1995 to 45.3% in 1996 reflecting the acquisitions of lower margin businesses. Consolidated gross margin increased as a result of a reduction of $10.4 million in depreciation and amortization related to valuation adjustments to certain assets included in the 1996 restructuring charge.

	Consolidated selling, general and administrative expenses increased by $10.9 million due primarily to the additional expenses from acquired operations, including QCA, dataPRINT and OKRA Marketing Corporation ("OKRA"), and increased corporate expenses related to the Company's restructuring. These increases were partially offset by reduced employee benefit costs of $4.6 million related to the merger of the Company's profit sharing plan into its 401(k) plan and reduced depreciation and amortization expense of $0.9 million related to the restructuring charge. Selling, general and administrative expenses decreased as a percentage of sales from 28.6% in 1995 to 28.2% in 1996.

	During 1996, the Company recognized charges of $94.1 million and $8.0 million related to restructuring and acquired in-process research and development, respectively. These charges reflect the Company's plans for consolidation of operations and other strategic decisions related to products.

-F22-

	Amortization of intangibles increased by $1.6 million as a result of increased goodwill related to acquisitions and contingent acquisition payments, offset by a reduction in amortization of $2.8 million related to the intangibles written down as part of the restructuring.

	Other income (expense) increased from a $6.3 million expense in 1995 to a $7.4 million expense in 1996 primarily due to increased interest resulting from higher average levels of short-term debt in 1996 related to the OKRA acquisition and final contingent payments associated with the 1994 acquisition of Marketing Profiles, Inc.

	The Company's consolidated effective income tax rate for 1996 was 10.5% compared to 40.2% for 1995. The decrease in the effective tax rate and the associated tax benefit were primarily due to the effects of permanent tax differences in the restructuring charge, non-deductible acquired in-process research and development charge and non-deductible amortization of intangibles.

	The Company reported a net loss for 1996 of $13.9 million compared to net income of $46.0 million for 1995. Basic and diluted loss per share were $.45 in 1996. Basic earnings per share and diluted earnings per share were $1.51 and $1.50, respectively in 1995. The restructuring charges in 1996 reduced consolidated basic earnings per share by approximately $1.83, and the charge for acquired in-process research and development costs reduced consolidated basic earnings per share by approximately $.26.


Financial Condition, Capital Resources and Liquidity

	Cash flows provided by operating activities in 1997 were $66.4 million compared to $98.3 million in 1996. The primary uses of funds in 1997 were for repayment of short-term borrowings, capital expenditures and dividends paid to shareholders. Purchases of property, plant and equipment totaled $45.4 million in 1997, compared to $28.9 million in 1996. Payments made for acquisition of businesses and for settlements of earnout provisions in previous acquisitions were $35.0 million in 1996. In January 1997, the Company's board of directors approved a reduction in the Company's annual dividend on its common stock from $1.02 to $.30 per share to support long-term growth through a more strategic use of cash.

	The Company has unsecured lines of credit that provide for borrowings up to $111.0 million. As of December 31, 1997, the Company had no outstanding balances under these lines of credit.

	On December 31, 1997, the Company had $9.8 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. The Company also believes that it possesses sufficient unused debt capacity and access to debt and equity capital markets to pursue additional acquisition opportunities.


Outlook

	To improve service quality, reduce costs and increase the profitability of its check printing business, the Company is standardizing products and production processes and is consolidating and restructuring its manufacturing operations. This strategy includes linking the check printing business with financial institution customers' marketing programs. The strategy also requires the development of additional marketing services, which will enhance the Company's database management capabilities.

-F23-

	During 1996, the Company announced plans to consolidate its 40 check imprint plants into a network of regional facilities and to incorporate advanced manufacturing technology and systems into this network. During 1997, 17 imprint plants and three web plants were closed. Although the Company has extended its consolidation schedule to accommodate significant new business in 1998, five imprint plants and one web facility are scheduled to be consolidated during 1998. The remaining imprint plants scheduled for consolidation will be closed in 1999.

	To support the business strategies, the Company expects to incur additional charges, predominantly related to employee severance, of approximately $9 million in 1998 and $2.5 million in 1999.


Risk Factors And Cautionary Statements

	When used in this Form 10-K and in subsequent filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in written or oral statements made by authorized representatives of the Company, the words or phrases "should result", "are expected to", "will continue", "will approximate", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including, but not limited to, those discussed below that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date such statements are made and which may or may not be based on historical experiences and/or trends which may or may not continue in the future. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of unanticipated events.

	Various factors may affect the Company's financial performance, including, but not limited to, those factors discussed below and could cause the Company's actual results for future periods to differ from any opinions, statements or projections expressed with respect thereto. Such differences could be material and adverse.

	Regarding the rebuilding of the Company's manufacturing operations, there can be no assurances that the printing plant consolidation will occur within the projected time frame and that it, combined with the centralization and outsourcing of customer service, will result in the anticipated quality improvements or projected costs savings. Many variables will impact the ability to improve production efficiencies and reduce redundant expenses. These include, but are not limited to, the ability to hire and train employees at the Company's regional facilities, the development and implementation of new manufacturing technology and information systems used in the Company's data entry and production operations and the successful development of software to enhance call center operations. Further, there can be no assurance that the Company can reproduce or improve upon historic trends related to costs or profit margins. Many factors can affect the Company's ability to improve cost and profitability trends, including, among other factors, revenue per unit, the ability to secure similar materials prices and labor rates. Competition among suppliers, restricted supply of materials, labor and services, and other such factors outside of the Company's control, may adversely affect prices and may materially impact the Company's results.

	Several factors outside the Company's control, could negatively impact check revenue. These include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems. Check revenues could also be adversely affected by continued consolidation of financial

-F24-
institutions and competitive check pricing, among other factors. There can be no assurances that the Company will not lose significant customers or that any such loss could be offset by the addition of new customers. Also, there can be no assurance that the Company will experience similar or higher revenue as achieved in prior years, or that any targets or projections made relating to check revenues will be achieved.

	While the Company believes substantial growth opportunities exist in FS, specifically Marketing Services such as Decision Support software and Direct Marketing, there can be no assurances that the Company will achieve its growth targets. There are many variables relating to the development of the next generation Decision Support software, including the timing and costs of the development effort, the viability of the product, product acceptance and competition. Also, no assurance can be made as to market acceptance and to the potential impact of governmental regulations on the Company's ability to expand its Direct Marketing business and meet projected growth targets.

	There can also be no assurance that all or some of the anticipated cost savings expected from rebuilding the manufacturing operation will not be offset by increased expenses from other areas or be shared with the customers in the form of discounted prices. As a result, the full impact of the cost savings may not be fully reflected in operating income.

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

	In addition, authorized representatives of the Company may occasionally comment on published projections by independent analysts regarding the Company's future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates, or the assumptions and methodologies upon which such estimates are based. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based, and they should also be aware that actual results could differ from such estimates.

	Generally speaking, the Company does not make public its own internal projections or budgets. Undue reliance should not be placed on any comments regarding the differences between such independent estimates and the Company's own expectations regarding its future operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates may differ in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may materially impact the results obtained through the use of differing analyses and assumptions.

-F25-

New Accounting Standards

	In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company will adopt SFAS 130 and SFAS 131 in 1998. Management does not expect these new pronouncements to significantly impact the presentation of the Company's consolidated financial statements.

	The American Institute of Certified Public Accountants recently issued a Statement of Position, "Software Revenue Recognition." This Statement is not expected to have a material impact on the Company's consolidated financial statements.


Year 2000

	The Company uses several application programs written over many years that use two-digit year fields to define the applicable year, rather than four-digit year fields. Programs that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This misinterpretation of the year could result in incorrect computation or computer shutdown.

	The Company has identified the systems that could be affected by the year 2000 issue and is developing an implementation plan to resolve the issue. The plan contemplates, among other things, the replacement or modification of existing data processing systems as necessary. In addition, management is in the process of developing cost estimates associated with the implementation of the plan. Costs are not expected to significantly impact the Company's consolidated financial statements.

	Management believes that with the appropriate modifications, the Company will be able to operate its time sensitive business through the turn of the century.

-F26-


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(In thousands of dollars)

____________________________________________________________________________________________

       COLUMN A                     COLUMN B      ---- COLUMN C ----    COLUMN D  COLUMN E

                                                     ADDITIONS
                                    BALANCE    CHARGED TO  CHARGED TO              BALANCE
                                  AT BEGINNING  COSTS AND    OTHER                 AT END
    DESCRIPTION                    OF PERIOD    EXPENSES    ACCOUNTS  DEDUCTIONS  OF PERIOD
                                                              (1)         (2)
____________________________________________________________________________________________

Year Ended December 31, 1997

 Allowance for doubtful accounts    $ 2,886     $  1,682    $   367      $ 1,594   $ 3,341
                                    =======     ========    =======      =======   =======
Year Ended December 31, 1996

 Allowance for doubtful accounts    $ 2,251     $    737    $ 1,266      $ 1,368   $ 2,886
                                    =======     ========    =======      =======   =======
Year Ended December 31, 1995

 Allowance for doubtful accounts    $ 1,970     $  1,757    $   274      $ 1,750   $ 2,251
                                    =======     ========    =======      =======   =======


Notes:

(1) Represents recovery of previously written-off and credit balance accounts receivable.
(2) Represents write-offs of uncollectible accounts receivable.


-S1-

EXHIBIT INDEX

 (* indicates document is incorporated by reference)

Exhibit
Desig-
nation               Description
______               ___________

3.1 *   Amended and Restated Articles of Incorporation.
3.2     By-Laws, as amended through January 13, 1998.
4.1 Indenture, as supplemented and amended, relating to 6.75% Convertible Subordinated Debentures due 2011 of Scantron Corporation (omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K; will be furnished to the Commission upon request).
4.2 * Form of Rights Agreement dated as of June 9, 1989, between the Registrant and Citizens and Southern Trust Company.
4.3 * First Amendment dated June 12, 1992 to Rights Agreement dated June 9, 1989 between the Company and NationsBank of Georgia Inc., N.A., successor to Citizens and Southern Trust Company.
4.4 * Second Amendment dated July 24, 1992 to Rights Agreement dated June 9, 1989 between the Company and Trust Company Bank, successor to NationsBank of Georgia Inc., N.A., and to Citizens and Southern Trust Company.
4.5 * Note Agreement dated as of December 1, 1993 between the Company and the purchasers listed on Schedule I of the agreement, for the issuance and sale of $85,000,000 aggregate principal amount of 6.60% Series A Senior Notes Due December 30, 2008.
4.6 See Articles IV, V and VIII of the Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V, and VIII of the Registrant's By-Laws, as amended, filed as Exhibit 3.2.
10.1 * Form of Deferred Compensation Agreement between the Registrant and Robert R. Woodson.
10.2 * Form of Monthly Benefit Amendment to Deferred Compensation Agreement between the Registrant and Mr. Woodson.
10.3 * Form of Deferred Compensation Agreement between the Registrant and Earl W. Rogers Jr.
10.4 * Form of Amendment to Deferred Compensation Agreement between the Registrant and Messrs. Woodson and Rogers.
10.5 * Form of Non-Compete and Termination Agreement between the Registrant and Messrs. Woodson, and William M. Dollar.
10.6 * Form of Non-compete and Termination Agreement between the Registrant and Joseph M. O'Connell, S. David Passman, Mark C. Perlberg, Rogers and John C. Walters.
10.7 * Form of Executive Life Insurance Plan between the Registrant and Messrs. Woodson and Rogers.
10.8 * John H. Harland Company 1981 Incentive Stock Option Plan, as Extended, as amended.
10.9 * John H. Harland Company Employee Stock Purchase Plan, as amended.
10.10*  John H. Harland Company Deferred Compensation Plan for
        Outside Directors.
21.1    Subsidiaries of the Registrant.
23.1    Consent of Independent Auditors
27.1    Financial Data Schedule for the year ending December 31, 1997
        10-K.
27.2    Financial Data Schedule for the years ending December 31,
        1996 and 1995 10-K.
27.3 Financial Data Schedule for the first, second and third quarters of 1997 10-Q.
27.4 Financial Data Schedule for the first, second and third quarters of 1996 10-Q.

-X1-