Form 10-Q
period 1998-04-03
HARLAND JOHN H CO
filed 1998-05-18
CIK 45599

United States Securities and Exchange Commission
                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 3, 1998

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

The number of shares of the Registrant's Common Stock outstanding on May 1, 1998 was 31,057,973.

Item 1. FINANCIAL STATEMENTS


                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                 ASSETS
                                 ------
                                             April 3,    December 31,
(In thousands)                                 1998          1997
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:

 Cash and cash equivalents                  $  15,953     $   9,829
 Short-term investments                                       3,188
 Accounts receivable                           69,262        73,130
 Inventories                                   26,719        26,442
 Deferred income taxes                         11,951        10,763
 Prepaid income taxes                           5,304        13,907
 Other                                         10,272        11,127
                                            ----------    ----------
 Total current assets                         139,461       148,386
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Assets held for disposal                       8,138         8,721
 Investments                                    4,989         5,185
 Goodwill and intangibles - net               112,686       115,538
 Deferred income taxes                          6,174         9,494
 Other                                         24,027        20,919
                                            ----------    ----------
 Total investments and other assets           156,014       159,857
                                            ----------    ----------


 PROPERTY, PLANT AND EQUIPMENT                248,035       249,350
 Less accumulated depreciation
    and amortization                          129,075       131,407
                                            ----------    ----------
 Property, plant and equipment - net          118,960       117,943
                                            ----------    ----------

 Total                                      $ 414,435     $ 426,186
                                            ==========    ==========


 See Notes to Condensed Consolidated Financial Statements.


                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
                                             April 3,    December 31,
(In thousands, except share amounts)           1998          1997
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:

 Accounts payable - trade                   $  26,888     $  33,816
 Deferred revenues                             24,861        25,799
 Accrued liabilities:
    Salaries, wages and employee benefits      20,200        21,829
    Restructuring costs                         6,028         6,634
    Taxes                                       5,323        10,986
    Other                                      12,538        10,703
                                            ----------    ----------
 Total current liabilities                     95,838       109,767
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      107,041       109,358
 Other                                         14,320        14,235
                                            ----------    ----------
 Total long-term liabilities                  121,361       123,593
                                            ----------    ----------

 Total liabilities                            217,199       233,360
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value,
    37,907,497 shares issued                   37,907        37,907
 Additional paid-in capital                       779         1,458
 Foreign exchange translation adjustment         (181)         (186)
 Retained earnings                            328,066       324,324
                                            ----------    ----------
 Total shareholders' equity                   366,571       363,503
 Less 6,791,609 and 6,983,520 shares
    of treasury stock - at cost               169,335       170,677
                                            ----------    ----------
Shareholders' equity - net                    197,236       192,826
                                            ----------    ----------

 Total                                      $ 414,435     $ 426,186
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
     FOR THE QUARTERLY PERIODS ENDED APRIL 3, 1998 AND MARCH 31, 1997
                               (Unaudited)

(In thousands, except
   per share amounts)                                  1998        1997
--------------------------------------------------------------------------

NET SALES                                           $ 143,538   $ 139,266
                                                    ----------  ----------
COST AND EXPENSES:
Cost of sales                                          81,395      79,489
Selling, general and
  administrative expenses                              49,297      42,174
Amortization of intangibles                             2,525       3,918
Restructuring charge                                    2,070       2,734
                                                    ----------  ----------
Total                                                 135,287     128,315
                                                    ----------  ----------

INCOME FROM OPERATIONS                                  8,251      10,951
                                                    ----------  ----------

OTHER INCOME (EXPENSE):
Interest expense                                       (1,824)     (2,419)
Other - net                                             4,041          54
                                                    ----------  ----------
Total                                                   2,217      (2,365)
                                                    ----------  ----------

INCOME BEFORE INCOME TAXES                             10,468       8,586
INCOME TAXES                                            4,397       3,563
                                                    ----------  ----------

NET INCOME                                              6,071       5,023

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                                           324,324     316,315
                                                    ----------  ----------
                                                      330,395     321,338
Cash dividends                                         (2,329)     (2,321)
                                                    ----------  ----------
RETAINED EARNINGS AT END OF PERIOD                  $ 328,066   $ 319,017
                                                    ==========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                             31,070      31,263
     Diluted                                           31,406      30,942
                                                    ==========  ==========

EARNINGS PER COMMON SHARE:
     BASIC                                          $     .20   $     .16
     DILUTED                                        $     .20   $     .16
                                                    ==========  ==========

CASH DIVIDENDS PER COMMON SHARE                     $    .075   $    .075
                                                    ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE QUARTERLY PERIODS ENDED APRIL 3, 1998 AND MARCH 31, 1997
                               (Unaudited)

(In thousands)                                            1998         1997
-----------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net Income                                            $   6,071     $  5,023
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           10,554        9,991
 (Gain)loss on sale of assets                           (3,929)         155
 Provision for bad debt                                   1,306          390
 Other                                                      890        1,205
 Change in assets and liabilities:
  Deferred income taxes                                   2,132        1,252
  Accounts receivable                                     2,562          408
  Inventories and other current assets                    9,181        3,190
  Accounts payable and accrued expenses                 (13,929)        (154)
                                                      ----------    ---------
Net cash provided by operating activities                14,838      21,070
                                                      ----------    ---------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment               (7,410)      (8,144)
Proceeds from sale of property, plant and equipment       5,083          398
Short-term investments - net                              3,188
Long-term investments and other assets                   (5,594)      (5,083)
                                                      ----------    ---------
Net cash used in investing activities                    (4,733)     (12,829)
                                                      ----------    ---------
FINANCING ACTIVITIES:
Issuance of treasury stock                                  660        1,725
Dividends paid                                           (2,329)      (2,321)
Short-term debt - net                                                (15,548)
Long-term debt - net                                     (2,317)      (4,000)
Other - net                                                   5         (131)
                                                      ----------   ----------
Net cash used in financing activities                    (3,981)     (20,275)
                                                      ----------   ----------

Increase(decrease)in cash and cash equivalents            6,124      (12,034)
Cash and cash equivalents at beginning of period          9,829       22,667
                                                      ----------   ----------

Cash and cash equivalents at end of period            $  15,953    $  10,633
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 3, 1998
                              (Unaudited)

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

2.   Accounting Policies

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 ("1997 10-K").

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 1997 10-
K. The Company has consistently followed those policies in preparing this report.

Effective January 1, 1998, the Company began reporting its quarterly results on a 13-week basis. As a result, the first quarter of 1998 ended on April 3, 1998.

3.   Restructuring Charge

In April 1996, the Company announced plans to consolidate its check imprint plants into a network of regional facilities. The Company recorded restructuring charges of $2.1 million and $2.7 million in the first quarters of 1998 and 1997, respectively, for severance that was not previously accrued. In the first quarters of 1998 and 1997, the Company made payments totaling $0.6 million and $1.1 million, respectively, related to previously accrued restructuring costs. Management expects to incur additional charges in 1998 and 1999, predominantly related to employee severance. As part of this restructuring, certain assets, predominantly land, buildings and equipment at the facilities to be closed, with a carrying value of $8.1 million are held for sale at April 3, 1998. The Company expects to sell these assets within one year of the related facility being closed.

4.   Accounting for Income Taxes

The provisions for income taxes for the first quarters of 1998 and 1997 were as follows(in thousands):
                                              April 3,        March 31,
                                               1998             1997
----------------------------------------------------------------------
Current provision                           $  6,529         $  3,729
Deferred benefit                              (2,132)            (166)
                                            ---------        ---------
Total                                       $  4,397         $  3,563
                                            =========        =========

5.   Inventories

Inventories consisted of the following (in thousands):

                                            April 3,      December 31,
                                               1998            1997
-----------------------------------------------------------------------
Raw materials and semi-finished goods       $ 24,254        $ 21,606
Finished goods                                 2,114           2,116
Hardware component parts                         351           2,770
                                            ---------       ---------
Total                                       $ 26,719        $ 26,442
                                            =========       =========

6.
   Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings for the Company includes foreign currency translation adjustments. Total comprehensive earnings were as follows for the first quarters of 1998 and 1997 (in thousands):

                                              April 3,       March 31,
                                               1998            1997
-----------------------------------------------------------------------
Net earnings:                               $  6,071        $  5,023
Other comprehensive earnings (losses),
  net of tax:
    Change in equity due to foreign
      currency translation adjustments             5             (87)
                                            ---------       ---------
Comprehensive earnings                       $  6,076        $  4,936
                                            =========       =========

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates its business in two segments. The Financial Services segment ("FS") includes checks, forms and other printed products,database marketing software, direct marketing campaign management and loan origination software sold primarily to financial institutions.

The Scantron segment represents products and services sold by the Company's Scantron subsidiary, including optical mark reading equipment, scannable forms, mail order software and maintenance services. Scantron sells these products and services to education and commercial markets.

RESULTS OF OPERATIONS FIRST QUARTER 1998 VERSUS 1997

Consolidated net sales for the quarter ended April 3, 1998 were $143.5 million compared to $139.3 million for the quarter ended March 31, 1997. FS sales totaled $123.0 million and $120.4 million for 1998 and 1997, respectively. FS check order volumes, excluding computer checks, increased 5.2% from 1997, and the price and product mix decreased by 8.4%. The price and product mix decrease is primarily attributable to lower prices experienced as a result of the level of discounting occurring in traditional check markets. Revenue from marketing services, including database marketing software, direct marketing campaign management and loan origination software sold primarily to financial institutions was $15.8 million in the first quarter of 1998, an increase of $2.0 million over 1997. Scantron's sales increased $1.6 million or 8.5% over 1997, primarily due to expansion of field maintenance operations.

Consolidated gross profit increased by 4.0% in 1998 over 1997. FS gross profit increased 3.2% in 1998 over 1997 as manufacturing costs per order decreased 6.3%. Scantron's gross profit increased 13.3% in 1998 over 1997. The majority of the increase resulted from an improvement in field services. Consolidated gross margin was 42.9% in 1997 as compared to 43.3% in 1998.

Consolidated selling, general and administrative expenses increased by $7.1 million, with the largest increases resulting from increased costs related to upgrading technology and implementation of new customers. Selling, general and administrative expenses increased as a percentage of sales from 30.3% in 1997 to 34.3% in 1998.

Amortization of intangibles decreased by $1.4 million from 1997 compared to 1998 due to certain intangible assets becoming fully amortized in 1997.

Other income (expense) increased $4.6 million in 1998 to $2.2 million primarily due to the gains from the sale of a facility and the Company aircraft.

The Company's consolidated effective income tax rate for 1998 was 42% compared to 41.5% for 1997.

The Company's net income for 1998 was $6.1 million compared to $5.0 million for 1997. Basic and diluted earnings per share were $.20 in 1998 compared to $.16 in 1997. Included in the calculation of earnings per share of $.20 were restructuring charges, which reduced earnings per share by approximately $.04 per share, offset by a gain on the sale of assets, which increased earnings per share by approximately $.07. Net income in 1997 included restructuring charges which reduced earnings per share by approximately $.05.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operations in the first quarter of 1998 were $14.9 million compared to $21.1 million in 1997. The primary uses of funds in the first quarter of 1998 were for capital expenditures and dividends paid.

Purchases of property, plant and equipment totaled $7.4 million in the first quarter of 1998, compared to $8.1 million in 1997. Proceeds from the sale of property, plant and equipment totaled $5.1 million in the first quarter of 1998 compared to $0.4 million in 1997. During the first quarter of 1998, the Company sold a facility and the Company aircraft.

The Company has unsecured lines of credit which provide for borrowings up to $111.0 million. As of April 3, 1998, the Company had no outstanding balances under these lines of credit.

On March 31, 1998, the Company had $16.0 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

OUTLOOK

To improve service quality, reduce costs and increase the profitability of its check printing business, the Company is rebuilding its manufacturing operations, including consolidating plants and centralizing customer service. This strategy also includes linking the check printing business with financial institution customers' marketing programs. To achieve this, the Company is developing additional marketing services, which will enhance its database management capabilities.

The rebuilding of Harland's manufacturing operations continues as planned, and the regional printing network is currently producing 75 percent of all orders. During the first quarter of 1998, three imprint plants and one web plant were closed. Although the Company has extended its consolidation schedule to accommodate significant new business in 1998, two additional imprint plants are scheduled to be consolidated during 1998. The remaining imprint plants scheduled for consolidation will be closed in 1999. The network is now focused on implementing more than $40 million in new check business. Implementation of this new business has begun and will accelerate during the second quarter.

To support the business strategies, the Company expects to incur additional charges, predominantly related to employee severance, of approximately $7 million in 1998 and $2.5 million in 1999.

Risk Factors And Cautionary Statements

When used in this Form 10-Q and in subsequent filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in written or oral statements made by authorized representatives of the Company, the words or phrases "should result", "are expected to", "will continue", "is anticipated", "estimate",

"project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including, but not limited to, those discussed below that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date such statements are made and which may or may not be based on historical experiences and/or trends which may or may not continue in the future. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of unanticipated events.

Various factors may affect the Company's financial performance, including, but not limited to, those factors discussed below and could cause the Company's actual results for future periods to differ from any opinions, statements or projections expressed with respect thereto. Such differences could be material and adverse.

Regarding the rebuilding of the Company's manufacturing operations, there can be no assurances that the printing plant consolidation will occur within the projected time frame and that it, combined with the centralization and outsourcing of customer service, will result in the anticipated quality improvements or projected costs savings. Many variables will impact the ability to improve production efficiencies and reduce redundant expenses. These include, but are not limited to, the development and implementation of new manufacturing technology and information systems used in the Company's data entry and production operations and the successful development of software to enhance call center operations. Further, there can be no assurance that the Company can reproduce or improve upon historic trends related to profit margins. Many factors can affect the Company's ability to improve profitability, including, among other factors, competitive pricing trends, the ability to secure similar materials prices and labor rates, and the ability to reduce the cost of manufacturing. Competition among suppliers, restricted supply of materials, labor and services, and other such factors outside of the Company's control, may adversely affect prices and may materially impact the Company's results.

Several factors outside the Company's control, could negatively impact check revenue. These include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems. Check revenues could also be adversely affected by continued consolidation of financial institutions and competitive check pricing, among other factors. There can be no assurances that the Company will not lose significant customers or that any such loss could be offset by the addition of new customers. Also, there can be no assurance that the Company will experience similar or higher revenue compared to prior years, or that any targets or projections made relating to check revenues will be achieved.

While the Company believes substantial growth opportunities exist in FS, specifically Marketing Services such as database marketing software and direct marketing, there can be no assurances that the Company will achieve its growth targets. There are many variables relating to the development of the next generation database marketing software, including the timing and costs of the development effort, the viability of the product, product acceptance and competition. Also, no assurance can be made as to market acceptance and to the potential impact of governmental regulations on the Company's ability to expand its direct marketing business and meet projected growth targets.

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

                       PART II. OTHER INFORMATION
                      ===========================

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Reference No.                         Description of Exhibit
----------------------------------------------------------------
      27                               Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the quarterly period ended April 3, 1998.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


        May 10, 1998                       William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice President, Finance and
                                          Treasurer
                                          (Principal Accounting Officer)




        May 10, 1998                       S. David Passman III
Date:  _________________               By:_____________________________
                                          S. David Passman III
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)