Form 10-Q
period 1998-07-03
HARLAND JOHN H CO
filed 1998-08-17
CIK 45599

United States Securities and Exchange Commission
                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 3, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to________________

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

The number of shares of the Registrant's Common Stock outstanding on July 14, 1998 was 31,057,973.






                                    -1-PAGE

Item 1. FINANCIAL STATEMENTS

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                 ASSETS
                                 ------
                                              July 3,    December 31,
(In thousands)                                 1998          1997
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:

 Cash and cash equivalents                  $   6,813     $  13,004
 Accounts receivable                           68,957        73,130
 Inventories                                   26,686        26,442
 Deferred income taxes                         12,576        10,763
 Prepaid income taxes                           9,253        13,907
 Other                                          9,917        11,140
                                            ----------    ----------
 Total current assets                         134,202       148,386
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Assets held for disposal                       6,978         8,721
 Investments                                    4,369         5,185
 Goodwill and intangibles - net               110,126       115,538
 Deferred income taxes                          4,598         9,494
 Other                                         34,675        20,919
                                            ----------    ----------
 Total investments and other assets           160,746       159,857
                                            ----------    ----------

 PROPERTY, PLANT AND EQUIPMENT                254,479       249,350
 Less accumulated depreciation
    and amortization                          132,895       131,407
                                            ----------    ----------
 Property, plant and equipment - net          121,584       117,943
                                            ----------    ----------

 Total                                      $ 416,532     $ 426,186
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.








                                    -2-PAGE


                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
                                              July 3,    December 31,
(In thousands, except share amounts)           1998          1997
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:

 Accounts payable - trade                   $  26,991     $  33,816
 Deferred revenues                             24,390        25,799
 Accrued liabilities:
    Salaries, wages and employee benefits      18,792        21,829
    Taxes                                       8,280        10,986
    Restructuring costs                         5,917         6,634
    Other                                      10,969        10,703
                                            ----------    ----------
 Total current liabilities                     95,339       109,767
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      107,057       109,358
 Other                                         14,632        14,235
                                            ----------    ----------
 Total long-term liabilities                  121,689       123,593
                                            ----------    ----------

 Total liabilities                            217,028       233,360
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value,
    37,907,497 shares issued                   37,907        37,907
 Additional paid-in capital                       361         1,458
 Foreign exchange translation adjustment         (283)         (186)
 Retained earnings                            329,813       324,324
                                            ----------    ----------
 Total shareholders' equity                   367,798       363,503
 Less 6,746,574 and 6,849,524 shares
    of treasury stock - at cost               168,294       170,677
                                            ----------    ----------
Shareholders' equity - net                    199,504       192,826
                                            ----------    ----------

 Total                                      $ 416,532     $ 426,186
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.


                                    -3-PAGE

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
 FOR THE THREE AND SIX MONTH PERIODS ENDED JULY 3, 1998 AND JUNE 30, 1997
                               (Unaudited)
                         THREE MONTHS ENDED  SIX MONTHS ENDED
(In thousands, except         JULY 3,     JUNE 30,      JULY 3,  JUNE 30,
   per share amounts)          1998         1997         1998      1997
--------------------------------------------------------------------------
NET SALES                   $ 135,272   $ 139,691   $ 278,810   $ 278,958
                            ----------  ----------  ----------  ----------
COST AND EXPENSES:
Cost of sales                  77,899      81,802     159,294     161,291
Selling, general and
  administrative expenses      44,372      43,134      93,669      85,309
Amortization of intangibles     2,522       3,501       5,047       7,419
Restructuring charge            1,518         (53)      3,588       2,681
                            ----------  ----------  ----------  ----------
Total                         126,311     128,384     261,598     256,700
                            ----------  ----------  ----------  ----------

INCOME FROM OPERATIONS          8,961      11,307      17,212      22,258
                            ----------  ----------  ----------  ----------

OTHER INCOME(EXPENSE):
Interest expense               (1,864)     (2,177)     (3,688)     (4,597)
Other - net                       (54)      2,139       3,987       2,193
                            ----------  ----------  ----------  ----------
Total                          (1,918)        (38)        299      (2,404)
                            ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES      7,043      11,269      17,511      19,854
INCOME TAXES                    2,962       4,676       7,359       8,239
                            ----------  ----------  ----------  ----------

NET INCOME                      4,081       6,593      10,152      11,615

RETAINED EARNINGS AT
  BEGINNING OF PERIOD         328,066     319,017     324,324     316,315
                            ----------  ----------  ----------  ----------
                              332,147     325,610     334,476     327,930
Cash dividends                 (2,334)     (2,319)     (4,663)     (4,639)
                            ----------  ----------  ----------  ----------
RETAINED EARNINGS AT END
  OF PERIOD                 $ 329,813   $ 323,291   $ 329,813   $ 323,291
                            ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES
   OUTSTANDING:
     BASIC                     31,131      30,951      31,100      30,946
     DILUTED                   31,481      31,397      31,444      31,526
                            ==========  ==========  ==========  ==========
EARNINGS PER COMMON SHARE:
     BASIC                  $     .13   $     .21   $     .33   $     .38
     DILUTED                $     .13   $     .21   $     .33   $     .37
                            ==========  ==========  ==========  ==========

CASH DIVIDENDS PER
   COMMON SHARE             $    .075   $    .075   $     .15   $     .15
                            ==========  ==========  ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

                                    -4-PAGE


                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTH PERIODS ENDED JULY 3, 1998 AND JUNE 30, 1997
                               (Unaudited)
(In thousands)                                            1998         1997
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                            $  10,152     $ 11,615
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           21,418       19,697
 Gain on sale of assets                                  (4,143)      (1,650)
 Other                                                    3,492        2,159
 Change in assets and liabilities:
  Deferred income taxes                                   3,083        7,493
  Accounts receivable                                     2,867        3,320
  Inventories and other current assets                    5,633        3,838
  Accounts payable and accrued expenses                 (14,428)     (12,792)
                                                      ----------    ---------
Net cash provided by operating activities                28,074       33,680
                                                      ----------    ---------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (17,821)     (16,189)
Proceeds from sale of property, plant and equipment       6,219       13,071
Long-term investments and other assets                  (16,881)      (7,960)
                                                      ----------    ---------
Net cash used in investing activities                   (28,483)     (11,078)
                                                      ----------    ---------
FINANCING ACTIVITIES:
Issuance of treasury stock                                1,279        2,767
Dividends paid                                           (4,663)      (4,639)
Repurchase of common stock                                            (1,979)
Short-term debt - net                                                (28,047)
Long-term debt - net                                     (2,301)      (4,000)
Other - net                                                 (97)        (838)
                                                      ----------   ----------
Net cash used in financing activities                    (5,782)     (36,736)
                                                      ----------   ----------

Decrease in cash and cash equivalents                    (6,191)     (14,134)
Cash and cash equivalents at beginning of period         13,004       22,667
                                                      ----------   ----------

Cash and cash equivalents at end of period            $   6,813    $   8,533
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.






                                    -5-PAGE

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JULY 3, 1998
                              (Unaudited)

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

Effective January 1, 1998, the Company began reporting its quarterly results on a 13-week basis. As a result, the first quarter of 1998 ended on April 3, 1998 and the second quarter of 1998 ended on July 3, 1998.

3.   Restructuring Charge

In April 1996, the Company announced plans to consolidate its check imprint plants into a network of regional facilities. The Company recorded restructuring charges of $1.5 million and $0.1 million in the second quarters of 1998 and 1997, respectively, and $3.6 million and $2.7 million in the six month period of 1998 and 1997, respectively, for severance that was not previously accrued. In the second quarters of 1998 and 1997, the Company made payments totaling $1.2 million related to previously accrued restructuring costs. Management expects to incur additional charges in 1998 and 1999, predominantly related to employee severance. As part of this restructuring, certain assets, predominantly land, buildings and equipment at the facilities to be closed, with a carrying value of $7.0 million are held for sale at July 3, 1998. The Company expects to sell these assets within one year of the related facility being closed.

In June 1998, the Company announced plans for a new decision support service center in Orlando, which will replace the existing offices currently located in Tampa and Orlando. Included within the second quarter 1998 restructuring charge detailed above is a $1.1 million charge related to severance payments resulting from this relocation. The new center is to open at the end of the fourth quarter of 1998.

                                    -6-PAGE

4.   Accounting for Income Taxes

The provisions for income taxes for the six months ended July 3, 1998 and June 30, 1997, were as follows (in thousands):


                                              July 3,         June 30,
                                               1998             1997
----------------------------------------------------------------------
Current provision                           $  4,276         $  6,277
Deferred provision                             3,083            1,962
                                            ---------        ---------
Total                                       $  7,359         $  8,239
                                            =========        =========

5.   Inventories

Inventories consisted of the following (in thousands):

                                             July 3,      December 31,
                                              1998            1997
-----------------------------------------------------------------------
Raw materials and semi-finished goods       $ 24,597        $ 23,902
Finished goods                                 1,900           2,116
Hardware component parts                         189             424
                                            ---------       ---------
Total                                       $ 26,686        $ 26,442
                                            =========       =========

6.   Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings for the Company includes foreign currency translation adjustments. Total comprehensive earnings for the three and six month periods ended July 3, 1998 and June 30, 1997 were as follows (in thousands):
                              THREE MONTHS ENDED      SIX MONTHS ENDED
                              JULY 3,   JUNE 30,     JULY 3,   JUNE 30,
                               1998       1997        1998       1997
-----------------------------------------------------------------------
Net earnings:                $ 4,081    $ 6,593     $10,152    $11,615
Other comprehensive
 earnings net of tax:
  Change in equity due to
    foreign exchange
    translation adjustments     (102)       (56)        (97)      (143)
                             --------   --------    --------   --------
Comprehensive earnings       $ 3,979    $ 6,537     $10,055    $11,472
                             ========   ========    ========   ========

7.     Earnings per Common Share

Earnings per common share (EPS) for all periods have been computed under the provisions of Statement of Financial Accounting Standards No. 128
                                    -7-PAGE

"Earnings Per Share". The net income used in the calculation of diluted EPS is adjusted for the effect of interest on the conversion of subordinated debt. The net income used in the calculations of diluted EPS for the second quarters of 1998 and 1997 were $4,160,000 and $6,695,000, respectively. The net income used in the calculations of diluted EPS for the six months ended July 3, 1998 and June 30, 1997 were $10,331,000 and $11,819,000, respectively.


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

RESULTS OF OPERATIONS SECOND QUARTER 1998 VERSUS SECOND QUARTER 1997

Consolidated net sales for the quarter ended July 3, 1998 were $135.3 million compared to $139.7 million for the quarter ended June 30, 1997. FS sales totaled $113.4 million and $118.2 million for the second quarter of 1998 and 1997, respectively. Sales price and product mix for checks, excluding computer checks, decreased by 5.5% for 1998 over 1997 and was primarily attributable to lower pricing resulting from the level of discounting occurring in traditional check markets. Volumes for checks increased 3.5% in 1998 over 1997. Revenue from marketing services, including database marketing software, direct marketing campaign management and loan origination software was $15.0 million for the quarter ended July 3, 1998, an increase of $0.7 million over 1997. This increase primarily resulted from growth in the direct mail area. Scantron's sales increased $0.4 million or 1.9% over 1997, primarily due to expansion of field maintenance operations.

Consolidated gross profit decreased by 0.9% in the second quarter of 1998 from 1997. FS gross profit decreased 3.9% in the second quarter of 1998 from 1997. Primarily, this decrease resulted from lower prices combined with lower costs for printed products in 1998. Scantron's gross profit increased 12.7% in the second quarter of 1998 over 1997, primarily due to an improvement in core product margins. Consolidated gross margin was 41.4% in the second quarter of 1997 as compared to 42.4% in 1998.

Consolidated selling, general and administrative expenses increased by $1.3 million, with the largest increases resulting from increased costs related to upgrading technology and implementation of new customers. Selling, general and administrative expenses increased as a percentage of sales from 30.9% in the second quarter of 1997 to 32.8% in 1998.

Amortization of intangibles decreased by $1.0 million from the second quarter of 1997 compared to the second quarter of 1998, due to certain intangible assets becoming fully amortized in 1997.
                                    -8-PAGE

The Company's consolidated effective income tax rate for the quarter ending July 3, 1998 was 42.0% compared to 41.5% for 1997.

The Company's net income for the second quarter of 1998 was $4.1 million compared to $6.6 million for 1997. Basic and diluted earnings per share were $0.13 for the second quarter of 1998 compared to $0.21 in 1997. Included in the calculation of earnings per share for 1998 were restructuring charges, which reduced earnings per share by approximately $0.03 per share. Net income for the second quarter of 1997 included a gain on the sale of buildings, which increased earnings per share by approximately $0.03.

RESULTS OF OPERATIONS YEAR TO DATE 1998 VERSUS 1997

Consolidated net sales for the six months ended July 3, 1998 were $278.8 million compared to $279.0 million for the six months ended June 30, 1997. FS sales totaled $236.5 million and $238.6 million for 1998 and 1997, respectively. Sales price and product mix for checks, excluding computer checks, decreased by 4.2% for 1998 over 1997 and was primarily attributable to lower prices experienced as a result of the level of discounting occurring in traditional check markets. Volumes for checks increased 4.6% in 1998 over 1997. Revenue from marketing services, including database marketing software, direct marketing campaign management and loan origination software was $30.9 million for the first six months of 1998, an increase of $2.8 million over 1997. Scantron's sales increased $2.0 million or 5.0% over 1997, primarily due to expansion of field maintenance operations.

Consolidated gross profit increased by 1.6% in 1998 from 1997. FS gross profit decreased 0.9% in 1998 from 1997. Primarily, this decrease resulted from lower prices offset by lower costs for printed products in 1998. Scantron's gross profit increased 13.0% in 1998 over 1997, primarily due to an improvement in core products margins. Consolidated gross margin was 42.2% in 1997 as compared to 42.9% in 1998.

Consolidated selling, general and administrative expenses increased by $8.4 million, with the largest increases resulting from increased costs related to upgrading technology and implementation of new customers. Selling, general and administrative expenses increased as a percentage of sales from 30.6% in 1997 to 33.6% in 1998.

Amortization of intangibles decreased by $2.4 million from 1997 compared to 1998 due to certain intangible assets becoming fully amortized in 1997.

Other income (expense) increased $2.7 million in 1998 to a net $0.3 million primarily due to the gains from the sale of production facilities and the Company aircraft.

The Company's consolidated effective income tax rate for 1998 was 42.0% compared to 41.5% for 1997.

The Company's net income for 1998 was $10.2 million compared to $11.6 million for 1997. Basic and diluted earnings per share for 1998 were $0.33 in 1998 compared to $0.38 and $0.37, respectively, in 1997.
                                    -9-PAGE

Included in the calculation of earnings per share for 1998 were restructuring charges, which reduced earnings per share by approximately $0.07 per share, offset by a gain on the sale of assets, which increased earnings per share by approximately $0.08. Net income in 1997 included restructuring charges, which reduced earnings per share by approximately $0.05 per share, offset by a gain on the sale of buildings, which increased earnings per share by approximately $0.03.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operations for the first six months of 1998 were $28.1 million compared to $33.7 million for the first six months of 1997. The primary uses of funds in the first six months of 1998 were for capital expenditures, customer incentive payments and dividends paid.

Purchases of property, plant and equipment totaled $17.8 million in the first six months of 1998, compared to $16.2 million in 1997. Proceeds from the sale of property, plant and equipment totaled $6.2 million in the first six months of 1998 compared to $13.1 million in 1997.

The Company has unsecured lines of credit which provide for borrowings up to $111.0 million. As of July 3, 1998, the Company had no outstanding balances under these lines of credit.

On July 3,1998, the Company had $6.8 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

OUTLOOK

Harland is entering the final phase of its plant consolidation program, with six plants remaining to be consolidated. It is expected that this last phase of the program will extend into 1999. The Company continues to install new equipment and develop systems and processes designed to improve service quality, reduce costs and increase the profitability of its check printing operations. The Company has already seen some of the benefit of these initiatives, including higher quality and lower costs, and expects to build on this progress in subsequent quarters.

Improved earnings from the Company's manufacturing operations will be invested in new growth areas, such as Marketing Services, which includes database marketing software and direct marketing capabilities. The Company expects growth to come through internal product development and acquisitions.

To support the business strategies, the Company expects to incur additional charges, predominantly related to employee severance, of approximately $6 million in 1998 and $2.5 million in 1999.

In June 1998, Harland announced plans for a new decision support service center in Orlando, which will replace the Company's existing offices currently located in Tampa and Orlando. The Company recorded a $1.1
                                    -10-PAGE
million charge related to severance payments resulting from the consolidation of the two facilities into the new service center. The new center is scheduled to open at the end of the fourth quarter 1998, and management expects it will result in 1999 operating savings.

Management anticipates growth in the software business will primarily be driven by new product development. A key component of this development is Harland's Relationship Manager system, the Company's "next generation" MCIF tool. This system was introduced to the marketplace on a limited basis in the second quarter of 1998 and customer response has been positive. Bookings have begun, but the Company does not anticipate beginning installations or recognizing revenue until 1999.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g., 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

The Company has reviewed all significant financial and manufacturing systems to determine compliance with the Year 2000 and has developed a plan of action intended to correct or replace those systems not in compliance. The Company will utilize both internal and external resources to correct or replace and test all of its software for Year 2000 compliance. This project is estimated to cost approximately $5 million. Costs associated with correcting existing systems will be expensed as incurred. In the normal course of business, the Company is replacing certain systems with new Year 2000 compliant systems which are expected to improve functionality, usefulness and efficiency of information processing at the Company. The timing of the replacement of the systems was not accelerated as a result of Year 2000.

The Company also conducts business electronically with certain external partners, including suppliers, customers and financial service organizations. The Company is currently contacting external parties to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company is developing contingency plans to deal with issues associated with any external partner who fails to demonstrate Year 2000 compliance.

Failure to successfully execute the Company's Year 2000 compliance plans on a timely basis or the failure of external parties to achieve Year 2000 compliance on a timely basis could have a material adverse impact on the Company's financial position and results of operations.


RISK FACTORS AND CAUTIONARY STATEMENTS

When used in this Form 10-Q and in subsequent filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in written or oral statements made by authorized representatives of the Company, the words or phrases "should result", "are expected to", "will continue", "is anticipated", "estimate",
                                    -11-PAGE

"project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including, but not limited to, those discussed below that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date such statements are made and which may or may not be based on historical experiences and/or trends which may or may not continue in the future. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of unanticipated events.

Various factors may affect the Company's financial performance, including, but not limited to, those factors discussed below and could cause the Company's actual results for future periods to differ from any opinions, statements or projections expressed with respect thereto. Such differences could be material and adverse.

Regarding the rebuilding of the Company's manufacturing operations, there can be no assurances that the printing plant consolidation will occur within the projected time frame and that it, combined with the centralization of customer service, will result in the anticipated quality improvements or projected costs savings. Many variables will impact the ability to improve production efficiencies and reduce redundant expenses. These include, but are not limited to, the development and implementation of new manufacturing technology and information systems used in the Company's data entry and production operations and the successful development of software to enhance call center operations. Further, there can be no assurance that the Company can reproduce or improve upon historic profit margin trends. Many factors can affect the Company's ability to improve profitability, including, among other factors, competitive pricing trends, the ability to secure similar materials prices and labor rates, and the ability to reduce the cost of manufacturing. Competition among suppliers, restricted supply of materials, labor and services, and other such factors outside of the Company's control, may adversely affect prices and may materially impact the Company's results.

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

While the Company believes substantial growth opportunities exist in FS, specifically marketing services such as database marketing software and direct marketing, there can be no assurances that the Company will achieve its growth targets. There are many variables relating to the
                                    -12-PAGE
development of the next generation database marketing software, including the timing and costs of the development effort, the viability of the product, product acceptance and competition. Also, no assurance can be made as to market acceptance and to the potential impact of governmental regulations on the Company's ability to expand its direct marketing business and meet projected growth targets.

There can also be no assurance that all or some of the anticipated cost savings expected from rebuilding the manufacturing operation will not be offset by increased expenses from other areas or be shared with the customers in the form of discounted prices. As a result, the full impact of the cost savings may not be reflected in operating income.

Although the Company is taking due precautions and believes its internal systems and those of its vendors will be Year 2000 compliant on a timely basis, it can make no assurances that there will not be a material adverse impact on the Company or its customers as a result of Year 2000 delays or failures.

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

Generally speaking, the Company does not make public its own internal projections or budgets. Undue reliance should not be placed on any comments regarding the differences between such independent estimates and the Company's own expectations regarding its future operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates may differ in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general

                                    -13-PAGE
economic climate may materially impact the results obtained through the use of differing analyses and assumptions.

























































                                    -14-PAGE

                       PART II. OTHER INFORMATION
                      ===========================

Item 4. Submission of Matters to a Vote of Security Holders

  (a)	The Annual Meeting of the Shareholders of the Company was held
	on April 24, 1998, in Atlanta, GA. There was no solicitation in opposition to management's nominees for Directors as listed in the Proxy Statement and all such nominees were elected.

  (c) Below is a brief description of matters voted on at the Annual Meeting and the results of the voting:

Election of Directors for One-Year Term:
      H.G. Pattillo
          Voting for                    25,276,827
          Withhold authority               590,730
      John H. Weitnauer Jr.
          Voting for                    25,293,265
          Withhold authority               574,292
      Robert R. Woodson
          Voting for                    24,864,618
          Withhold authority             1,002,939

Election of Directors for Three-Year Term:
     	Juanita P. Baranco
          Voting for                    25,256,442
          Withhold authority               611,115
    	John J. McMahon Jr.
          Voting for                    25,243,335
          Withhold authority               624,222
     	Larry L. Prince
          Voting for                    25,240,517
          Withhold authority               627,040


To ratify the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the year ending December 31, 1998:
          Voting for                    25,617,663
          Voting against                   132,185
          Voting abstain                   117,709















                                    -15-PAGE

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Reference No.                         Description of Exhibit
----------------------------------------------------------------
      27                               Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the quarterly period ended July 3, 1998.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


       August 17, 1998                    /s/William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice President, Finance and
                                          Treasurer
                                          (Principal Accounting Officer)




       August 17, 1998                    /s/S. David Passman III
Date:  _________________               By:_____________________________
                                          S. David Passman III
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)















                                    -16-PAGE

                                    -20-PAGE