Form 10-Q
period 1998-10-02
HARLAND JOHN H CO
filed 1998-11-16
CIK 45599

United States Securities and Exchange Commission
                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 2, 1998

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

The number of shares of the Registrant's Common Stock outstanding on October 14, 1998 was 31,013,137.

Item 1. FINANCIAL STATEMENTS


                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                 ASSETS
                                 ------
                                             October 2,   December 31,
(In thousands)                                  1998          1997
----------------------------------------------------------------------
                                            (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents                  $  22,821     $  13,004
 Accounts receivable                           72,265        73,130
 Inventories                                   24,092        26,442
 Deferred income taxes                         12,827        10,763
 Prepaid income taxes                           4,260        13,907
 Other                                          7,357        11,140
                                            ----------    ----------
 Total current assets                         143,622       148,386
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Assets held for disposal                       6,909         8,721
 Investments                                    4,520         5,185
 Goodwill and intangibles - net               107,574       115,538
 Deferred income taxes                          7,965         9,494
 Other                                         23,354        20,919
                                            ----------    ----------
 Total investments and other assets           150,322       159,857
                                            ----------    ----------

 PROPERTY, PLANT AND EQUIPMENT                258,665       249,350
 Less accumulated depreciation
    and amortization                          136,265       131,407
                                            ----------    ----------
 Property, plant and equipment - net          122,400       117,943
                                            ----------    ----------

 Total                                      $ 416,344     $ 426,186
                                            ==========    ==========

See Notes to Condensed Consolidated Financial Statements.


                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
                                            October 2,    December 31,
(In thousands, except share amounts)           1998          1997
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:

 Accounts payable - trade                   $  24,436     $  33,816
 Deferred revenues                             23,032        25,799
 Accrued liabilities:
    Salaries, wages and employee benefits      23,583        21,829
    Taxes                                       4,237        10,986
    Restructuring costs                         5,401         6,634
    Other                                      14,145        10,703
                                            ----------    ----------
 Total current liabilities                     94,834       109,767
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      107,068       109,358
 Other                                         15,785        14,235
                                            ----------    ----------
 Total long-term liabilities                  122,853       123,593
                                            ----------    ----------
 Total liabilities                            217,687       233,360
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value,
    37,907,497 shares issued                   37,907        37,907
 Additional paid-in capital                                   1,458
 Foreign exchange translation adjustment         (513)         (186)
 Retained earnings                            331,233       324,324
                                            ----------    ----------
 Total shareholders' equity                   368,627       363,503
 Less 6,894,360 and 6,849,524 shares
    of treasury stock - at cost               169,970       170,677
                                            ----------    ----------
Shareholders' equity - net                    198,657       192,826
                                            ----------    ----------

 Total                                      $ 416,344     $ 426,186
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
        FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 2, 1998
                          AND SEPTEMBER 30, 1997
                               (Unaudited)
                         THREE MONTHS ENDED  NINE MONTHS ENDED
(In thousands, except         OCT. 2,    SEPT. 30,     OCT. 2,    SEPT. 30,
   per share amounts)           1998       1997         1998       1997
--------------------------------------------------------------------------
NET SALES                   $ 147,364   $ 142,099   $ 426,174   $ 421,056
                            ----------  ----------  ----------  ----------
COST AND EXPENSES:
Cost of sales                  78,309      82,578     237,603     243,869
Selling, general and
  administrative expenses      45,173      46,178     138,842     131,423
Software development charge    10,927                  10,927
Amortization of intangibles     2,517       3,510       7,564      10,929
Restructuring charge            1,301                   4,889       2,745
                            ----------  ----------  ----------  ----------
Total                         138,227     132,266     399,825     388,966
                            ----------  ----------  ----------  ----------
INCOME FROM OPERATIONS          9,137       9,833      26,349      32,090
                            ----------  ----------  ----------  ----------
OTHER INCOME(EXPENSE):
Interest expense               (1,962)     (2,029)     (5,650)     (6,626)
Other - net                       (60)        452       3,927       2,645
                            ----------  ----------  ----------  ----------
Total                          (2,022)     (1,577)     (1,723)     (3,981)
                            ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES      7,115       8,256      24,626      28,109
INCOME TAXES                    3,107       3,427      10,466      11,665
                            ----------  ----------  ----------  ----------
NET INCOME                      4,008       4,829      14,160      16,444
RETAINED EARNINGS AT
  BEGINNING OF PERIOD         329,813     323,291     324,324     316,315
                            ----------  ----------  ----------  ----------
                              333,821     328,120     338,484     332,759
Cash dividends                 (2,336)     (2,323)     (6,999)     (6,962)
Issue of treasury shares
  under employee stock plans     (252)                   (252)
                            ----------  ----------  ----------  ----------
RETAINED EARNINGS AT END
  OF PERIOD                 $ 331,233   $ 325,797   $ 331,233  $ 325,797
                            ==========  ==========  ==========  ==========
WEIGHTED AVERAGE SHARES
   OUTSTANDING:
     BASIC                     31,083      30,969      31,094      30,954
     DILUTED                   31,405      31,386      31,432      31,459
                            ==========  ==========  ==========  ==========
EARNINGS PER COMMON SHARE:
     BASIC                  $     .13   $     .16   $     .46   $     .53
     DILUTED                $     .13   $     .16   $     .46   $     .53
                            ==========  ==========  ==========  ==========
CASH DIVIDENDS PER
   COMMON SHARE             $    .075   $    .075  $     .225   $    .225
                            ==========  ==========  ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTH PERIODS ENDED OCTOBER 2, 1998 AND SEPTEMBER 30, 1997
                               (Unaudited)
(In thousands)                                            1998         1997
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                            $  14,160     $ 16,444
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           31,950       29,179
 Software development charge                             10,927
 Gain on sale of assets                                  (3,938)      (2,293)
 Other                                                    3,080        3,025
 Change in assets and liabilities:
  Deferred income taxes                                    (535)       9,549
  Accounts receivable                                    (1,592)       2,973
  Inventories and other current assets                   15,780        6,850
  Accounts payable and accrued expenses                 (14,933)     (14,232)
                                                      ----------    ---------
Net cash provided by operating activities                54,899       51,495
                                                      ----------    ---------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (26,033)     (27,663)
Proceeds from sale of property, plant and equipment       6,453       24,446
Long-term investments and other assets                  (15,875)      (8,343)
                                                      ----------    ---------
Net cash used in investing activities                   (35,455)     (11,560)
                                                      ----------    ---------
FINANCING ACTIVITIES:
Issuance of treasury stock                                1,873        3,691
Dividends paid                                           (6,999)      (6,962)
Repurchase of common stock                               (2,885)      (1,979)
Short-term debt - net                                                (43,089)
Long-term debt - net                                     (2,290)      (4,685)
Other - net                                                 674        (119)
                                                      ----------   ----------
Net cash used in financing activities                    (9,627)     (53,143)
                                                      ----------   ----------

Increase/(decrease) in cash and cash equivalents          9,817      (13,208)
Cash and cash equivalents at beginning of period         13,004       22,667
                                                      ----------   ----------

Cash and cash equivalents at end of period            $  22,821    $   9,459
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.


                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             OCTOBER 2, 1998
                              (Unaudited)

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

Effective January 1, 1998, the Company began reporting its quarterly results on a 13-week basis. As a result, the first quarter of 1998 ended on April 3, 1998, the second quarter of 1998 ended on July 3, 1998, and the third quarter of 1998 ended on October 2, 1998.

3.   Restructuring Charge

In April 1996, the Company announced plans to consolidate its check imprint plants into a network of regional facilities. The Company recorded restructuring charges of $1.3 million in the third quarter of 1998, and $4.9 million and $2.7 million in the nine month period of 1998 and 1997, respectively, for severance that was not previously accrued. In the third quarters of 1998 and 1997, the Company made payments totaling $1.0 million related to previously accrued restructuring costs. Management expects to incur additional charges in 1998 and 1999, predominantly related to employee severance. As part of this restructuring, certain assets, predominantly land, buildings and equipment at the facilities to be closed, with a carrying value of $6.9 million are held for sale at October 2, 1998. The Company expects to sell these assets within one year of the related facility being closed.

4.   Accounting for Income Taxes

The provisions for income taxes for the nine months ended October 2, 1998 and September 30, 1997, were as follows (in thousands):

                                            October 2,     September 30,
                                               1998             1997
------------------------------------------------------------------------

Current provision                           $  9,931         $  4,224
Deferred provision                               535            7,441
                                            ---------        ---------
Total                                       $ 10,466         $ 11,665
                                            =========        =========

5.   Inventories

Inventories consisted of the following (in thousands):

                                            October 2,      December 31,
                                               1998             1997
------------------------------------------------------------------------

Raw materials and semi-finished goods       $ 22,351        $ 23,902
Finished goods                                 1,530           2,116
Hardware component parts                         211             424
                                            ---------       ---------
Total                                       $ 24,092        $ 26,442
                                            =========       =========

6.   Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income for the Company includes foreign currency translation adjustments. Total comprehensive income for the three and nine month periods ended October 2, 1998 and September 30, 1997 were as follows (in thousands):
                              THREE MONTHS ENDED     NINE MONTHS ENDED
                              OCT. 2,  SEPT. 30,     OCT. 2,  SEPT. 30,
                               1998       1997        1998       1997
-----------------------------------------------------------------------
Net income:                   $ 4,008    $ 4,829     $14,160    $16,444
Other comprehensive
 income net of tax:
  Change in equity due to
    foreign exchange
    translation adjustments      (230)       (19)       (327)      (161)
                              --------   --------    --------   --------
Comprehensive income           $ 3,778    $ 4,810     $13,833    $16,283
                              ========   ========    ========   ========

7.   Earnings per Common Share

Earnings per common share (EPS) for all periods have been computed under the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". The net income used in the calculation of diluted EPS is adjusted for the effect of interest on the conversion of subordinated debt. The net income used in the calculations of diluted EPS for the third quarters of 1998 and 1997 were $4,087,000 and $4,931,000, respectively. The net income used in the calculations of diluted EPS for the nine months ended October 2, 1998 and September 30, 1997 were $14,418,000 and $16,749,000, respectively.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates its business in two segments. The Financial Services segment ("FS") includes checks, forms and other printed products, database marketing software, direct marketing campaign management and loan origination software sold primarily to financial institutions.

The Scantron segment represents products and services sold by the Company's Scantron subsidiary, including optical mark reading equipment, scannable forms, survey services, mail order software and field maintenance services. Scantron sells these products and services to education and commercial markets.

RESULTS OF OPERATIONS THIRD QUARTER 1998 VERSUS THIRD QUARTER 1997

Consolidated net sales for the quarter ended October 2, 1998 were $147.4 million compared to $142.1 million for the quarter ended September 30, 1997. FS sales totaled $122.9 million and $118.3 million for the third quarter of 1998 and 1997, respectively. The increases in FS sales resulted primarily from increases in sales for computer checks, forms, and direct marketing in 1998 over 1997. Volumes for traditional checks increased 5.9% in 1998 over 1997. The positive effect on revenues from the volume increase was offset by an erosion in pricing and changes in product mix. Revenue from marketing services, including database marketing software, direct marketing campaign management and loan origination software was $16.3 million for the quarter ended October 2, 1998, an increase of $2.7 million over 1997. This increase primarily resulted from growth in the direct marketing area. Scantron's sales increased $0.7 million or 2.9% over 1997, primarily due to expansion of field maintenance operations.

Consolidated gross profit increased by 16.0% in the third quarter of 1998 from 1997. FS gross profit increased 19.4% in the third quarter of 1998 from 1997. Primarily, this increase resulted from lower costs for printed products in 1998. Improvements in operations from plant consolidations and process improvements contributed to the lower costs in 1998 as compared to 1997. Scantron's gross profit increased 3.5% in the third quarter of 1998 over 1997, primarily due to an improvement in core product margins and the increased sales from the expansion of field maintenance operations. Consolidated gross margin was 41.9% in the third quarter of 1997 as compared to 46.9% in 1998.

Consolidated selling, general and administrative expenses decreased by $1.0 million or 2.2%. Selling, general and administrative expenses decreased as a percentage of sales from 32.5% in the third quarter of 1997 to 30.7% in 1998.

During the quarter ended October 2, 1998, $10.9 million of deferred costs related to the development of certain software products were expensed. These previously capitalized costs were primarily associated with the development of the Harland Relationship Manager software system. The Company will expense continuing development costs until product performance requirements are met and product availability dates are determined.

Amortization of intangibles decreased by $1.0 million from the third quarter of 1997 compared to the third quarter of 1998, due to certain intangible assets becoming fully amortized in 1997.

The Company's consolidated effective income tax rate for the quarter ending October 2, 1998 was 43.7% compared to 41.5% for 1997.

The Company's net income for the third quarter of 1998 was $4.0 million compared to $4.8 million for 1997. Basic and diluted earnings per share were $0.13 for the third quarter of 1998 compared to $0.16 in 1997. Included in the calculation of earnings per share for 1998 were costs related to the development of software and restructuring charges, which reduced earnings per share by $0.20 and $0.03 respectively.



RESULTS OF OPERATIONS YEAR TO DATE 1998 VERSUS 1997

Consolidated net sales for the nine months ended October 2, 1998 were $426.2 million compared to $421.0 million for the nine months ended September 30, 1997. FS sales totaled $359.3 million and $356.9 million for 1998 and 1997, respectively. The increase in FS sales resulted primarily from higher increases in sales for computer checks, forms and direct marketing in 1998 over 1997. Volumes for traditional checks increased 4.6% in 1998 over 1997. Sales price and changes in product mix for checks reduced revenues primarily because of lower prices experienced as a result of discounting occurring in traditional check markets, and lower prices associated with the higher volume national accounts. Revenue from marketing services, including database marketing software, direct marketing campaign management and loan origination software was $47.2 million for the first nine months of 1998, an increase of $5.4 million over 1997. Scantron's sales increased $2.7 million or 4.2% over 1997, primarily due to expansion of field maintenance operations.

Consolidated gross profit increased by 6.4% in 1998 from 1997. FS gross profit increased 5.9% in 1998 from 1997. Primarily, this increase resulted from lower costs for printed products in 1998. Improvements in operations from plant consolidations and process improvements contributed to the lower costs in 1998 as compared to 1997. Scantron's gross profit increased 9.1% in 1998 over 1997, primarily due to an improvement in core products margins and the increased sales from the expansion of field maintenance operations. Consolidated gross margin was 42.1% in 1997 as compared to 44.2% in 1998.

Consolidated selling, general and administrative expenses increased by $7.4 million, with the largest increases resulting from increased costs related to upgrading technology and implementation of new customers.

Selling, general and administrative expenses increased as a percentage of sales from 31.2% in 1997 to 32.6% in 1998.

During the quarter ended October 2, 1998, the Company expensed $10.9 million of costs primarily associated with the development of the Harland Relationship Manager software system, which had previously been capitalized.

Amortization of intangibles decreased by $3.4 million from 1997 compared to 1998 due to certain intangible assets becoming fully amortized in 1997.

Other income (expense) was a net expense of $4.0 million in 1997 and a net expense of $1.7 million in 1998. This decrease of $2.3 million in net expense was primarily due to the gains from the sale of production facilities and the Company aircraft.

The Company's consolidated effective income tax rate for 1998 was 42.5% compared to 41.5% for 1997.

The Company's net income for 1998 was $14.1 million compared to $16.4 million for 1997. Basic and diluted earnings per share for 1998 were $0.46 in 1998 compared to $0.53 in 1997. Included in the calculation of earnings per share for 1998 were costs related to the development of software and restructuring charges, which reduced earnings per share by approximately $0.20 and $0.09 per share respectively, partially offset by a gain on the sale of assets, which increased earnings per share by approximately $0.07. Net income in 1997 included restructuring charges, which reduced earnings per share by approximately $0.06 per share, offset by a gain on the sale of buildings, which increased earnings per share by approximately $0.05.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operations for the first nine months of 1998 were $54.9 million compared to $51.5 million for the first nine months of 1997. The primary uses of funds in the first nine months of 1998 were for capital expenditures, customer incentive payments and dividends paid.

Purchases of property, plant and equipment totaled $26.0 million in the first nine months of 1998, compared to $27.7 million in 1997. Proceeds from the sale of property, plant and equipment totaled $6.5 million in the first nine months of 1998 compared to $24.4 million in 1997.

In April 1997, the Company's board of directors authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock. In May 1997, the Company paid $2.0 million to repurchase 100,000 shares. In August 1998, the Company paid $2.9 million to repurchase 200,000 shares.

The Company has unsecured lines of credit which provide for borrowings up to $111.0 million. As of October 2, 1998, the Company had no outstanding balances under these lines of credit.

On October 2,1998, the Company had $22.8 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

OUTLOOK

On October 6, 1998 Timothy C. Tuff was elected president, chief executive officer and a director of the Company. Tuff, 51, was president of Boral Industries, Inc. He is expected to assume full-time responsibilities in early December.

The Company's third quarter operating results were positively impacted by a number of factors, including the continued cost reductions in labor, materials and overhead in the Company's check printing operations. SG&A was also lower in the third quarter, as the Company continues to pursue reductions in SG&A, both as a percentage of sales and in aggregate dollars.

To improve service quality, further reduce costs and increase the profitability of its check printing operations, the Company will continue to consolidate printing facilities, install new equipment and develop systems and processes for its production facilities.

Six printing facilities remain to be closed as part of the Company's plant consolidation program. The final phase of this program will begin in the fourth quarter of 1998, and the Company expects to complete closings during 2000. The Company expects duplicate costs to continue as part of plant consolidation.

The Company anticipates revenue to soften slightly as a result of overall pricing erosion and a product mix shift to a higher percentage of large national accounts. In an effort to increase revenues, the Company is strengthening its marketing efforts with community accounts.


The Company will expense continuing development costs of the Harland Relationship Manager(TM) system until product performance requirements are met and product availability dates are determined. The Company expects the ongoing cost of development to be approximately $600,000 per month for the remainder of the year. The decision is expected to have minimal impact on revenue in 1998, and it will be factored into the Company's
1999 business plan.

To support the current business strategies, the Company expects to incur additional charges, predominantly related to employee severance, of approximately $1.3 million in 1998 and $6.0 million in 1999.

YEAR 2000 COMPLIANCE

Background - The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips using just two digits rather than four to identify years (e.g., 98 for 1998). On January 1, 2000, any clock or date-recording mechanism, including date-sensitive software using only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar activities. Therefore, a program was instituted by the Company to assess and fix all potentially significant Year 2000 problems.


The program consists of three phases: (1) identification and assessment (including prioritization) in relation to the Company's business processes of all information technology systems (IT systems) and non-information technology systems, including buildings, plant equipment, telephone systems, and other infrastructure systems which contains microcontroller technology (non-IT systems) that may be sensitive to the Year 2000 issue; (2) remediation (including modification, upgrade and replacement) of systems that have a Year 2000 problem; and (3) testing the systems for compliance.


The Company is also reviewing the Year 2000 readiness of third parties who provide goods or services which are mission critical to the Company's operations, as well as its relationship with other key strategic partners (including large customers). The Company's senior management and the Board of Directors receive regular updates on the status of the Year 2000 program.


State of Readiness - The Company has completed the Phase 1 identification and readiness assessment of all IT and non-IT systems. A risk assessment was utilized to assign priorities to all IT components. All mission-critical applications are in Phase 2 remediation and are approximately 90% complete as of October 2, 1998. These applications are scheduled to be fully remediated by December 31, 1998. The Phase 3 compliance testing began in August 1998 and is expected to be completed no later than May 31, 1999. A risk assessment is also underway for all non-IT systems to include manufacturing and facility components. Plans to upgrade or replace non-compliant components are expected to be in place by December 31, 1998. The Company believes that all significant Year 2000 problems related to IT and non-IT systems will be resolved with the completion of Phase 3 compliance testing.

The Company estimates that the cost of repairing, replacing and testing the IT and non-IT systems approximate $7.0 million, and will be funded through operating cash flows. Of such costs, approximately $2.0 was incurred through October 2, 1998. Costs associated with correcting and testing existing systems are expensed as incurred. The Company believes that such costs will not have a material effect on its liquidity, financial condition or results of operations. The Company is replacing certain systems in the normal course of business with new systems, which are expected to improve functionality, usefulness and efficiency. The timing of the replacement of systems was not accelerated as a result of Year 2000 issues.


Third Parties - The Company has initiated and is reviewing formal communications with mission-critical third parties which provide goods or services essential to the Company's operations in order to (1) determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems and (2) resolve such problems to the extent practicable.

In July 1998 the Company surveyed key suppliers and utilities initially identified as potentially mission critical to the Company. A follow-up communication was sent to vendors and service providers that did not initially respond, or whose initial responses were deemed unsatisfactory in some respect by the Company. As of November 1, 1998, the Company had received survey responses from approximately 50% of such third parties, each of which has provided written assurances that it expects to address all significant Year 2000 issues on a timely basis. The Company plans to follow up with third parties from whom it has not yet received responses by telephone, and expects to complete the initial risk review and assessment of all mission-critical third parties by December 31, 1998. The Company will then develop contingency plans, including a selection of alternate providers, as and if necessary.

The Company will also initiate formal communications with key large customers to determine the extent to which electronic interfaces with such entities are vulnerable to the year 2000 issue and the steps needed to be year 2000 compliant.

Risks and Contingency Planning - The Company is revising its existing business interruption contingency plans to address internal and external issues specific to the Year 2000 problem, to the extent practicable. These plans, which are intended to enable the Company to continue to operate effectively, include performing certain processes manually, repairing or obtaining replacement systems, changing suppliers, and reducing or suspending operations. The Company expects to finalize its contingency planning by mid-year 1999.


The Company is conducting a comprehensive analysis and risk assessment of the operational problems, customer disruption and costs (including loss of revenues) that would be most likely to result from the failure by the Company or certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. Contingency plans are being developed for dealing with the most reasonably likely worst case scenarios for IT systems, non-IT systems, including manufacturing systems, facilities, vendors and customers. In regard to the IT systems risk assessment, the most reasonably likely worst case scenario is that the Company's billing system will fail to function properly. Should the billing system fail completely, the Company would be unable to submit invoices to the customers for a period of time. In this situation the Company would expect to recover all or most of the unbilled revenue upon resolving the causes of the system failure. The most reasonably likely worst case scenarios for non-IT systems, vendors and suppliers will be developed upon completion of the risk assessments.


The Company's senior IT executive, who was primarily responsible for its Year 2000 compliance program, left the Company in November 1998. However, in April 1998 the Company organized a Program Management Office ("PMO") focusing on developing and implementing a best practice Year 2000 remediation and testing methodology, and retained a third party consulting group to manage the Year 2000 PMO. Accordingly the Company believes that the loss of such executive, who has been replaced on an interim basis, will not have an adverse impact on the progress or timing of the Company's compliance program.

Possible Consequences of Year 2000 Problems - To date, the Company has not identified any IT or non-IT system that presents a material risk of not being Year 2000 compliant or for which a suitable alternative cannot be implemented. However, as the initiative moves through the testing phase, it is possible that the Company may identify potential risks of Year 2000 disruption. It is also possible that such a disruption could have a material effect on its financial condition and results of operations. In addition, if any key third parties who provide goods or services that are mission critical to the Company's business activities fail to appropriately address their Year 2000 issues, there could be a material adverse effect on the Company's financial condition and results of operations.


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

Regarding the rebuilding of the Company's manufacturing operations, there can be no assurances that the printing plant consolidation will occur within a projected time frame and that it, combined with the centralization of customer service, will result in the anticipated quality improvements or projected costs savings. Many variables will impact the ability to improve production efficiencies and reduce redundant expenses. These include, but are not limited to, the development and implementation of new manufacturing technology and information systems used in the Company's data entry and production operations and the successful development of software to enhance call center operations. Further, there can be no assurance that the Company can reproduce or improve upon historic profit margin trends. Many factors can affect the Company's ability to improve profitability, including, among other factors, competitive pricing trends, the ability to secure similar materials prices and labor rates, and the ability to reduce the cost of manufacturing. Competition among suppliers, restricted supply of materials, labor and services, and other such factors outside of the Company's control, may adversely affect prices and may materially impact the Company's results.

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

While the Company believes substantial growth opportunities exist in FS, specifically marketing services such as database marketing software and direct marketing, there can be no assurances that the Company will achieve its growth targets. There are many variables relating to the development of the next generation database marketing software, including the timing and costs of the development effort, product performance, functionality, product acceptance and competition. During the quarter ended October 2, 1998, the Company expensed $10.9 million of deferred costs primarily associated with the development of the Harland Relationship Manager software system, which had previously been capitalized. Also, no assurance can be made as to market acceptance and to the potential impact of governmental regulations on the Company's ability to expand its direct marketing business and meet projected growth targets.

There can also be no assurance that all or some of the anticipated cost savings expected from rebuilding the manufacturing operation will not be offset by increased expenses from other areas or be shared with customers in the form of discounted prices. As a result, the full impact of the cost savings may not be reflected in operating income.

Although the Company is taking due precautions and believes its internal systems and those of its vendors and customers will be Year 2000 compliant on a timely basis, it can make no assurances that there will not be a material adverse impact on the Company or its customers as a result of Year 2000 delays or failures.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Reference No.                         Description of Exhibit
----------------------------------------------------------------
      27                               Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the quarterly period ended October 2, 1998.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


        11/17/98                           /s/William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice President, Finance and
                                          Treasurer
                                          (Principal Accounting Officer)




        11/17/98                           /s/S. David Passman III
Date:  _________________               By:_____________________________
                                          S. David Passman III
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)