Form 10-K
period 1998-12-31
HARLAND JOHN H CO
filed 1999-04-01
CIK 45599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                               Form 10-K
(Mark One)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998 or

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

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on which
                                   registered
   -------------------------       ------------------------------
    Common Stock $1 par value      New York Stock Exchange
    Share Purchase Rights          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|x|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on March 12, 1999 was $409,356,547.

The number of shares of the Registrant's Common Stock outstanding on March 12, 1999, was 31,103,263.

A portion of the Registrant's Definitive Proxy Statement dated March 12, 1999, is incorporated by reference in Part III hereof.

               John H. Harland Company and Subsidiaries

                  Index to Annual Report on Form 10-K


																		Page

                             Part I

Item 1:         Business                                                 3

Item 2:         Properties                                               6

Item 3:         Legal Proceedings                                        6

Item 4:         Submission of Matters to a Vote of Security Holders      6

                Executive Officers of the Registrant                     6



                             Part II

Item 5:         Market for the Registrant's Common Equity and
                Related Stockholder Matters                              7

Item 6:         Selected Financial Data                                  8

Item 7:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8

Item 7A:        Quantitative And Qualitative Disclosures About
                Market Risk                                              8

Item 8:         Financial Statements and Supplementary Data              8

Item 9:         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                   8



                            PART III

Item 10:        Directors and Executive Officers of the Registrant       8

Item 11:        Executive Compensation                                   8

Item 12:        Security Ownership of Certain Beneficial Owners
                and Management                                           8

Item 13:        Certain Relationships and Related Transactions           8



                             PART IV

Item 14:        Exhibits, Financial Statement Schedule and
                Reports on Form 8-K                                      9

PART I
ITEM 1.   BUSINESS

General

     John H. Harland Company (the "Company" or the "Registrant") was founded in 1923 as a general printer and lithographer. The Registrant is incorporated under the laws of Georgia and is headquartered in Atlanta.

     The Company works with banks, credit unions, brokerage houses and financial software companies, providing these institutions with products and services that help strengthen relationships with their customers. These offerings range from financial printing (checks, forms and business products) to database marketing software, direct marketing, and loan and deposit origination software. The Company's subsidiary, Scantron Corporation ("Scantron"), sells information management products and services, including optical mark reading equipment, scannable forms, survey services and field maintenance services. Scantron sells these products and services primarily to the commercial and education markets.

     The Company serves its major markets through two primary business segments, each of which is described below. Reference is made to Note 13 of the Notes to Consolidated Financial Statements on page F25 of this Annual Report on Form 10-K with respect to information concerning the Company's business segments.

Recent Developments

     Timothy C. Tuff was elected president, chief executive officer and director of the Company on October 6, 1998.

     In December 1998, the Company announced a restructuring of the organization that is designed to strengthen relationships with customers and increase bottom-line accountability. The reorganization involved separating corporate and line functions, and creating individual business units focused on either product lines or distinct customer groups. The Company believes that the business unit structure will help strengthen the role each unit plays in enhancing shareholder value.

     The Company took steps to align the interests of the board of directors with those of shareholders, including a new committee structure for the board and new ownership guidelines for directors. There are now three committees:
Audit, Executive and Governance. The Governance Committee, which incorporates the compensation and nominating functions, will also address broader governance issues. The ownership guidlines require directors to own five times the amount of their annual retainer in company stock. This threshold must be achieved within five years. Annual retainers for directors are paid in Company stock.

     The Company plans to release a WindowsRM version of its MAX$ELL database management system later in 1999. Recent development efforts had focused on the Harland Relationship ManagerTM system, a next-generation database management system. These development efforts were discontinued in late 1998 due to product performance issues.


     Scantron purchased Equitrac Computer Services (ECS) in 1998 to strengthen its service capabilities in several of the 42 states in which it does business. The Company anticipates that growth of the service business will come through internal development and additional acquisitions. Scantron also introduced eListen,TM a universal electronic survey and data collection software system that enables organizations to conduct surveys through popular electronic media, including Intranet, World Wide Web, e-mail and corporate network. In addition to expanding the functionality of a core offering, eListen increases the Company's capabilities for surveying large constituencies.

Financial Services

     The Financial Services ("FS") segment focuses on providing products and services to financial institutions, including banks, credit unions, brokerage houses and financial software companies. These offerings range from financial printing (checks, forms and business documents) to database marketing systems, direct marketing campaign management, and loan and deposit origination and compliance software.

     FS core printed products are checks, forms and related magnetic ink character recognition ("MICR") documents sold to financial institutions and their customers. These documents include personal, business and computer checks and forms. FS also produces a variety of financial documents, including checks, invoices, statements and other forms, used by individuals in conjunction with personal and/or small business financial software applications. Through a strategic alliance with Bottomline Technologies, Inc.("Bottomline"), FS offers point-of-service capability to produce MICR-readable documents. (The Company has an equity investment in Bottomline totaling 5.9% of Bottomline's outstanding common stock.)

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

     Recognizing that growth in financial printing is slowing and that its customers have a growing need to improve profitability and increase operational efficiencies, the Company began expanding its offerings several years ago. The Company now also offers financial institutions database marketing systems, direct marketing campaign management, and loan and deposit origination and compliance software.

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

     FS also markets and supports loan and deposit origination and compliance software for the financial institution market. Competition within this market varies by financial institution size.

     The Company believes that the primary competitive factor influencing buying decisions within the FS segment is the ability to help financial institutions improve profitability and increase operational efficiencies. The Company believes that FS compares favorably with its competitors in this respect.

     FS markets its products and services primarily in the United States, although there is varying market penetration in the Caribbean, Mexico, Canada and other limited markets. Financial institution customers include community, regional and national banks, credit unions and brokerage houses. Non-financial institution customers include financial software companies, superstores, direct mail check suppliers, catalog merchandisers and affinity groups.

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

Scantron Corporation

     Scantron was founded in 1972 and acquired by the Company in 1988. Scantron provides products and services utilized primarily in the areas of surveying, assessment and data collection for commercial and educational institutions. These core offerings include scannable forms, optical mark readers ("OMRs"), application software and maintenance services.

     Scantron's brand awareness is strong in the K-12 and post secondary education markets, where the name "Scantron" is readily associated with testing and data collection technology. In addition to test scoring, a Scantron system, which includes a scanner, forms and software, is used to collect and analyze data for surveys, grade reporting and balloting.

     Related lines of businesses include the Scantron Survey Group, which offers full-service data collection and survey services; and the Scantron Service Group, a provider of scanner, personal computer, and network systems maintenance, support and installation services.

     Scantron is developing new products and services that it believes will help it penetrate emerging high technology markets, including enterprise-wide survey and assessment solutions.

     Scantron's markets are diverse and competitive. The Company believes Scantron is the second-largest provider of data collection systems to commercial and educational markets in the United States. The Company also believes that Scantron's scanning technologies are more accurate than other methods of capturing and tabulating high volumes of data.

     Scantron's forms printing operation competes with commercial and specialized forms printers, principally on the basis of systems compatibility, product quality, customer services, and availability of a complete product line to the end user.

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

     Scantron purchases a majority of its paper from one supplier. It purchases scanner components from equipment manufacturers, supply firms and others. It purchases software for resale from leaders in the software industry. The Company believes Scantron can continue to obtain such materials or suitable substitutes in acceptable quantities and at acceptable prices to continue all operations.

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

Employees

     As of December 31, 1998, the Company and its subsidiaries employed 5,393 people.

ITEM 2.   PROPERTIES

     As of December 31, 1998, the Company and its subsidiaries owned 16 facilities located in 13 states and in Puerto Rico, all but five of which were primarily production and service facilities. The Company leases 24 facilities for printing and/or warehouse activities. The Company also leases office space for sales and service activities where there are no production facilities, as well as space for two of its subsidiaries. These leases have expiration dates ranging from 1999 to 2012. The Company owns its executive offices in Atlanta, Georgia.

ITEM 3.   LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to all executive officers of the Company.

     Name                Age       Office Held
John H. Weitnauer Jr.    72   Chairman of the Board
Timothy C. Tuff          51   President and Chief Executive Officer
S. David Passman III     46   Vice President and General Manager -
                              South/International Region
Mark C. Perlberg         42   Vice President and General Manager -
                              North Region
Earl W. Rogers Jr.       50   Vice President, Manufacturing Services and
                              Technology
John C. Walters          58   Vice President, Secretary and General Counsel

     Mr. Weitnauer served as Chairman and Interim President and Chief Executive Officer of the Company from January 1998 until Mr. Tuff joined the Company. He previously served as Chairman and Chief Executive Officer of Richway Stores, a division of Federated Department Stores, Inc., an operator of discount department stores, for seven years until his retirement in 1987.

     Mr. Tuff was elected to his present positions with the Company in October 1998. From 1993 to October 1998, he served as President and Chief Executive Officer of Boral Industries, Inc., managing the North American and European operations of Australian-based Boral, Ltd., a world leader in building and construction materials, since 1993.

     Mr. Passman joined the Company in October 1996 as Senior Vice President and Chief Financial Officer and assumed his present position in January 1999. He was previously employed by Deloitte & Touche LLP for 20 years, last serving as Managing Partner of its Atlanta office.

     Mr. Perlberg joined the Company in February 1996 and served as Senior Vice President and President, Financial Markets Division of the Company until he assumed his present position in January 1999. He was previously employed by New Valley Corporation, a financial services company, and its Western Union Financial Services subsidiary, since 1989, last serving as Vice President in its international operations.

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

     Messrs. Tuff and Weitnauer also serve on the Board of Directors. Officers are elected annually and serve at the pleasure of the Board of Directors.


PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     See the information with respect to the market for and number of holders of the Company's common stock, quarterly market information and dividend information which is set forth on page F29 of this Annual Report on Form 10-K. The Company has an established policy of making quarterly dividend payments to shareholders. The Company expects to pay future cash dividends depending upon the Company's pattern of growth, profitability, financial condition and other factors which the Board of Directors may deem appropriate.

ITEM 6.   SELECTED FINANCIAL DATA

     See the information with respect to selected financial data on page F29 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F2 through F8 of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the information with respect to Quantitative And Qualitative Disclosures About Market Risk on page F5 under the caption of Market Risk of this Annual Report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information with respect to Financial Statements and Supplementary Data on pages F10 through F29 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Directors required herein is incorporated by reference to the information under the caption
"Election of Directors" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders' dated March 12, 1999 (the
"Proxy Statement").

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference to the information under the caption "Stock Ownership of Directors and Executive Officers and Certain Other Persons" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K
                                                 Page in this
                                                 Annual Report
                                                 on Form 10-K
                                                 -------------
(a)1. Financial Statements:

Management's Discussion and Analysis of
   Operations and Financial Condition                 F2
Consolidated Balance Sheets                          F10
Consolidated Statements of Operations                F12
Consolidated Statements of Cash Flows                F13
Consolidated Statements of Shareholders' Equity      F14
Notes to Consolidated Financial Statements           F15
Quarterly Financial Information (unaudited)          F29
Independent Auditors' Report                         F27
Management Responsibility for Financial Statements   F28

(a)2. Financial Statement Schedule:

Schedule II. Valuation and Qualifying Accounts        S1

(a)3.  Exhibits
     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference.)

3.1   *   Amended and Restated Articles of Incorporation (Exhibit 3.1 to
          Registrant's Annual Report on  Form 10-K for the year ended
          December 31, 1993 (the "1993 10-K")).
3.2       Bylaws, as amended through February 1, 1999.
4.1 Indenture, as supplemented and amended, relating to 6.75% Convertible Subordinated Debentures due 2011 of Scantron Corporation (omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K; will be furnished to the Commission upon request).
4.2   *   Form of Rights Agreement dated as of June 9, 1989, between
          Registrant and Citizens and Southern Trust Company (Exhibit 1 to Registrant's Current Report on Form 8-K dated June 9, 1989).
4.3   *   First Amendment dated June 12, 1992 to Rights Agreement
          (Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).
4.4   *   Second Amendment dated July 24, 1992 to Rights Agreement
          (Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).
4.5   *   Rights Agreement, dated as of December 17, 1998, between
          Registrant and First Chicago Trust Company of New York (Exhibit 4.1 to Registrant's Current Report on Form 8-K dated December 17, 1998).
4.6   *   Note Agreement dated as of December 1, 1993 relating to
          Registrant's 6.60% Series A Senior Notes Due December 30, 2008 (Exhibit 4.5 to the 1995 10-K).
4.7 See Articles IV, V and VII of Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of Registrant's Bylaws, filed as Exhibit 3.2.
10.1 * Form of Deferred Compensation Agreement between Registrant and Robert R. Woodson (Exhibit 10.1 to the 1993 10-K).
10.2   *  Form of Monthly Benefit Amendment to Deferred Compensation
          Agreement between Registrant and Mr. Woodson (Exhibit 10(H) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).
10.3   *  Form of Deferred Compensation Agreement between the
          Registrant and Earl W. Rogers Jr. (Exhibit 10.3 to the 1993 10-K).

10.4   *  Form of Amendment to Deferred Compensation Agreement
          between Registrant and Messrs. Woodson and Rogers (Exhibit 10.6 to the 1993 10-K).
10.5   *  Form of Noncompete and Termination Agreement between
          Registrant and S. David Passman III, Mark C. Perlberg, Mr. Rogers and John C. Walters (Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").
10.6 * Form of Executive Life Insurance Plan between Registrant and Messrs. Woodson and Rogers (Exhibit 10.8 to the 1993 10-K).
10.7      Noncompete and Termination Agreement, dated as of October 6,
          1998, between Registrant and Timothy C. Tuff.
10.8 Restricted Stock Agreement, dated October 6, 1998, between Registrant and Mr. Tuff.
10.9      Supplemental Retirement Agreement, dated as of January 14,
          1999, between Registrant and Mr. Tuff.
10.10 * John H. Harland Company 1981 Incentive Stock Option Plan, as Extended (Exhibit 10.9 to the 1995 10-K).
10.11     John H. Harland Company 1999 Stock Option Plan.
10.12   * John H. Harland Company Employee Stock Purchase Plan, as
          amended (Exhibit 10.10 to the 1995 10-K).
10.13   * John H. Harland Company Deferred Compensation Plan for
          Outside Directors (Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
21        Subsidiaries of the Registrant.
23        Independent Auditors' Consent.
27        Financial Data Schedule for the year ending December 31, 1998
          10-K.

(b)  Reports on Form 8-K

     The Registrant filed a Form 8-K dated December 17, 1998 with respect to the adoption of a Rights Agreement. See Exhibit 4.5.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN H. HARLAND COMPANY


/s/William M. Dollar     3/30/1999
----------------------   --------
William M. Dollar          Date
Vice President
Corporate Controller
(Principal Financial and Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/John H. Weitnauer Jr  3/29/1999 /s/Timothy C. Tuff       3/30/1999
----------------------   --------  ----------------------   --------
John H. Weitnauer Jr.    Date      Timothy C. Tuff          Date
Chairman                           President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

/s/Juanita P. Baranco    3/26/1999 /s/Edward J. Hawie       3/26/1999
----------------------   --------  ----------------------   --------
Juanita P. Baranco       Date      Edward J. Hawie          Date
Director                           Director


----------------------   --------  ----------------------   --------
Richard K. Lochridge     Date      John J. McMahon Jr.      Date
Director                           Director

                                   /s/H.G. Pattillo         3/26/1999
----------------------   --------  ----------------------   --------
G. Harold Northrop       Date      H.G. Pattillo            Date
Director                           Director

/s/Larry L. Prince       3/25/1999 /s/Robert R. Woodson     3/29/1999
----------------------   --------  ----------------------   --------
Larry L. Prince          Date      Robert R. Woodson        Date
Director                           Director

/s/Robert A. Yellowlees  3/28/1999
----------------------   --------
Robert A. Yellowlees     Date
Director

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES

                  Index to Information For Inclusion
                   in the Annual Report on Form 10-K
                 for the year ended December 31, 1998



Management's Discussion and Analysis of
   of Operations and Financial Condition             F2

Consolidated Financial Statements
   and Notes to Consolidated Financial Statements   F10

Independent Auditors' Report                        F27

Management Responsibility For Financial Statements  F28

Supplemental Financial Information                  F29

Supplemental Financial Statement Schedule            S1




                                     - F1 -

JOHN H. HARLAND COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company operates its business in two segments. The Financial Services segment ("FS") includes checks and forms, database marketing software, direct marketing, and loan and deposit origination software sold primarily to financial institutions.

     The Scantron segment represents products and services sold by the Company's Scantron subsidiary including optical mark reading equipment, scannable forms, survey services and field maintenance services. Scantron sells these products and services primarily to the commercial and education markets.

Results Of Operations 1998 Versus 1997

     Consolidated net sales for the year ended December 31, 1998 were $566.7 million compared to $562.7 million for the year ended December 31, 1997. FS sales were flat in 1998 in relation to 1997 totaling $478.3 million versus the previous year total of $477.5 million. Traditional check volumes increased 7.4% due to the implementation of large contracts during 1998, but the impact was offset by a decrease in average check unit pricing of 10.5%. The decline in pricing reflects a continued trend in discounting in traditional check markets, along with the impact of higher volume, lower priced national accounts. Revenue from marketing services, including database marketing software, direct marketing, and loan and deposit origination software was $61.6 million in 1998, an increase of $3.0 million over 1997. The increase resulted from growth in direct marketing, which was offset partially by a decline in installation of database marketing software. The decline in database marketing software revenue was due to a delay in introduction of new products (see
Note 2 to Financial Statements). Scantron's sales increased $3.2 million or 3.8% over 1997, due to expansion of field maintenance operations.

     Consolidated gross profit increased from 42.3% of sales in 1997 to 44.3% in 1998. FS gross profit increased to 43.9% in 1998 from 40.9% in 1997. This increase resulted from lower costs for printed products in 1998 due to improvements in operations from plant consolidations and process improvements. Scantron's gross profit as a percentage of sales increased to 50.7% in 1998 from 50.1% in 1997, due primarily to an improvement in core product margins.

     Consolidated selling, general and administrative expenses ("SG&A") increased $3.4 million in 1998 in comparison to the previous year with the largest increases related to upgrading technology and management bonuses. Selling expenses were lower in 1998 as a result of headcount reductions made early in 1998. SG&A expenses increased as a percentage of sales from 32.3% in 1997 to 32.7% in 1998.

     In 1998, the Company expensed $12.8 million of costs primarily associated with the development of the Harland Relationship Manager software system. Development costs for this product had been previously capitalized. In December 1998, the Company decided to discontinue development of this product. In 1997, the Company expensed $4.5 million for research and development related to equipment development.

     During 1998, the Company recognized restructuring charges totaling $51.1 million. Of this total, $4.9 million was incurred during the first nine months of 1998 and was primarily for severance-related expenses applicable to the plant network restructuring announced in 1996 and certain other organizational changes. The Company recognized $46.2 million in the quarter ended December 31, 1998. These costs were related

                                     - F2 -
primarily to organizational changes announced in December and impairment of assets due to the decision to discontinue development of Harland Relationship Manager.

     Amortization of intangibles decreased by $3.1 million from 1997 compared to 1998 due to certain intangible assets becoming fully amortized in 1997.

     Other income (expense) was a net expense of $5.2 million in 1997 versus a net expense of $3.1 million in 1998. This decrease of $2.1 million in net expense was due primarily to gains from the sale of production facilities and the Company aircraft as well as lower interest expense from short-term debt.

     The Company had a net tax expense of $9.7 million on a pre-tax loss of $11.0 million in 1998. The Company incurred tax expense due to the effects of permanent tax differences associated with certain intangible assets which made up a large portion of the restructuring charges incurred in 1998. The consolidated effective income tax rate for 1997 was 41.5%.

     The Company's net loss for 1998 was $20.6 million compared to net income of $17.3 million for 1997. Basic and diluted earnings (loss) per share for 1998 were ($0.66) in 1998 compared to $0.56 in 1997. Included in the calculation of earnings per share for 1998 were costs related to the development of software and restructuring charges, which reduced earnings per share by approximately $0.23 and $1.41 per share, respectively, offset partially by a gain on the sale of assets, which increased earnings per share by approximately $0.07. Net income in 1997 included restructuring charges and other development costs, which reduced earnings per share by approximately $0.07 and $0.08 per share, respectively, offset by a gain on the sale of buildings, which increased earnings per share by approximately $0.05.

Results of Operations 1997 versus 1996

     Consolidated net sales for the year ended December 31, 1997 were $562.7 million compared to $609.4 million for the year ended December 31, 1996. FS sales totaled $477.5 million and $527.2 million for 1997 and 1996, respectively. Traditional check volumes, decreased 3.7% from 1996, and the average check unit price decreased by 10.0%. The volume decrease is attributable to the loss of accounts through merger of certain customers into non-customer banks, partially offset by the addition of a large direct mail check supplier. The price and product mix decrease is attributable primarily to lower prices experienced as a result of the level of discounting occurring in traditional check markets and lower prices associated with checks sold to a direct mail supplier. Revenue from marketing services, including database marketing software, direct marketing and loan and deposit compliance services, was $58.6 million in 1997, an increase of $4.6 million over 1996. Scantron's sales increased $3.0 million or 3.7% over 1996, due to increases in its core optical mark reading equipment and forms and expansion of field maintenance operations.

     Consolidated gross profit decreased by 15.7% and gross margin decreased from 46.3% in 1996 to 42.3% in 1997. The consolidated gross margin decrease resulted from a decrease in FS gross margin, offset partially by an increase in Scantron's gross margin. FS gross margin decreased from 46.5% in 1996 to 40.9% in 1997 due to the decline in check pricing resulting from discounting and to transition costs related to plant consolidations and customer service centralization. Scantron's gross margin increased from 45.3% in 1996 to 50.1% in 1997 principally due to changes in product mix.

     Consolidated SG&A expenses increased by $9.8 million due primarily to increased costs related to restructuring the sales organization and to costs of upgrading technology. These increases were offset by a $9.4 million reduction in marketing expense related to the winding down of the

                                     - F3 -

Company's direct check operations. SG&A expenses increased as a percentage of sales from 28.2% in 1996 to 32.3% in 1997.

     In 1997, the Company expensed $4.5 million for research and development related to equipment development.

     Amortization of intangibles decreased by $3.1 million from 1996 compared to 1997 as certain intangible assets were fully amortized, and certain balances were written down in connection with the Company's restructuring recorded in 1996.

     Other income (expense) decreased from $7.4 million in 1996 to $5.2 million in 1997 due primarily to the reduction in interest expense associated with the repayment of short-term borrowings during 1997 and gains on sales of closed imprint facilities.

     The Company's consolidated effective income tax rate for 1997 was 41.5% compared to 10.5% for 1996. The effective income tax rate of 10.5% in 1996 and the associated benefit was lower because of the effects of permanent tax differences in 1996 related to the restructuring charge, non-deductible acquired in-process research and development charge and non-deductible amortization of intangibles.

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

Financial Condition, Capital Resources and Liquidity


     Cash flows provided by operations in 1998 were $81.4 million compared to $66.4 million for 1997. The primary uses of funds in 1998 were for capital expenditures, software development cost, dividends paid and customer incentive payments.


     Purchases of property, plant and equipment totaled $33.5 million in 1998, compared to $45.4 million in 1997. Proceeds from the sale of property, plant and equipment totaled $10.6 million in 1998 compared to $27.5 million in 1997.


     In April 1997, the Company's board of directors authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock. In May 1997, the Company paid $2.0 million to repurchase 100,000 shares. In August 1998, the Company paid $2.9 million to repurchase 200,000 shares. The Company also had other transactions related to treasury stock for its employee stock plans.


     The Company has unsecured lines of credit which provide for borrowings up to $61.0 million. As of December 31, 1998, the Company had no outstanding balances under these lines of credit.


     On December 31, 1998, the Company had $42.5 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs for the 1999

                                     - F4 -
operating period. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

Outlook

     The Company's operating results have been positively impacted by a number of factors, including continued cost reductions in labor, materials and overhead in the Company's check printing operations. SG&A costs were reduced in the latter portion of 1998 due primarily to the Company's efforts to reduce SG&A, both as a percentage of sales and in aggregate dollars.

     To improve service and quality, further reduce costs and increase the profitability of its check printing operations, the Company will continue to consolidate printing facilities, install new equipment and develop systems and processes for its production facilities.

     Six printing facilities remain to be closed as part of the Company's plant consolidation program. The final phase of this program began in the fourth quarter of 1998, and is expected to be completed during 2000. The Company expects to incur duplicate costs as part of plant consolidation.

     The Company anticipates revenue to soften slightly as a result of overall pricing erosion and a continued shift to a higher percentage of large national accounts during 1999 as new contracts acquired during 1998 are in effect a full year. In an effort to increase volume and pricing, the Company is strengthening its marketing efforts with regional and community accounts.

     The Company's decision to discontinue development of Harland Relationship Manager and begin development of a Windows version of its MAX$ELL system will delay the introduction of a new database marketing software product and will have a negative impact on revenues for this product for most of 1999.


     To support the current business strategies, the Company expects to incur additional charges, predominantly related to employee severance, of approximately $1.0 million in 1999.


Market Risk

     All financial instruments held by the Company are held for purposes other than trading. The fair value of the Company's long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of the Company's long-term debt to a hypothetical 10% decrease in interest rates as of December 31, 1998 (in thousands):

                                      Carrying       Fair     Hypothetical
                                        Value       Value(a)  Fair Value(b)
Long-term debt, including
   current portion                    $107,071     $109,969     $113,576
                                      ========     ========     ========

(a) Based on quoted market prices for these or similar items.
(b) Calculated based on the change in discounted cash flow.

Year 2000 Compliance


Background


     The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips using just two

                                     - F5 -
digits rather than four to identify years (e.g., 98 for 1998). On January 1, 2000, any clock or date-recording mechanism, including date-sensitive software using only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar activities. Therefore, a program was instituted by the Company to assess and fix all potentially significant Year 2000 problems.

     The program consists of three phases: (1) identification and assessment (including prioritization) in relation to the Company's business processes of all information technology ("IT") systems and non-information technology systems, including buildings, plant equipment, telephone systems, and other infrastructure systems which contain microcontroller technology (non-IT systems) that may be sensitive to the Year 2000 issue; (2) remediation (including modification, upgrade and replacement) of systems that have a Year 2000 problem; and (3) testing the systems for compliance.

     The Company is also reviewing the Year 2000 readiness of third parties which provide goods or services that are mission critical to the Company's operations, as well as its relationship with other key strategic partners (including large customers). The Company's senior management and Board of Directors receive regular updates on the status of the Year 2000 program.

State of Readiness

     The Company has completed the Phase 1 identification and readiness assessment of all IT and non-IT systems. A risk assessment was utilized to assign priorities to all IT components. Phase 3 compliance testing began in August 1998. All mission-critical applications are in Phase 3 compliance testing and have been 100% remediated. The majority (96%) of these applications are scheduled to be fully tested during the first quarter of 1999 with the few exceptions (4%) being scheduled for completion no later than June 30, 1999. A risk assessment is also underway for all non-IT systems to include manufacturing and facility components. Plans to upgrade or replace non-compliant components are expected to be in place by March 31, 1999. The Company believes that all significant Year 2000 problems related to IT and non-IT systems will be resolved with the completion of Phase 3 compliance testing.

     The Company estimates that the cost of repairing and testing IT and non-IT systems will approximate $5.0 to $7.0 million which will be funded through operating cash flows. Of such costs, approximately $3.0 million was incurred through December 31, 1998. Costs associated with correcting and testing existing systems are expensed as incurred. The Company believes that such costs will not have a material effect on its liquidity, financial condition or results of operations. The Company is replacing certain systems in the normal course of business with new systems, which are expected to improve functionality, usefulness and efficiency. Approximately $7.0 million will be spent on these activities in 1999, most of which will be capitalized. The timing of the replacement of systems was not accelerated as a result of Year 2000 issues.

Third Party Suppliers

     The Company has initiated and is reviewing formal communications with mission-critical third parties which provide goods or services essential to the Company's operations. These communications are to determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems and to resolve such problems to the extent practicable.

     In July 1998 the Company surveyed key suppliers and utilities initially identified as potentially mission critical to the Company.

                                     - F6 -

Follow-up communication was sent to vendors and service providers that did not initially respond or whose initial responses were deemed unsatisfactory in some respect by the Company. As of December 31, 1998, the Company had received survey responses from 83% of such third parties, each of which has provided written assurances that it expects to address all significant Year 2000 issues on a timely basis. The Company plans to continue to follow up by telephone with third parties from whom it has not yet received responses and will update its risk assessment quarterly. The Company will then develop contingency plans, including a selection of alternate providers, as and if necessary.

     The Company has initiated formal communications with key large customers to determine the extent to which electronic interfaces with such entities are vulnerable to the Year 2000 issue and the steps needed to be Year 2000 compliant.

Risks and Contingency Planning

     To the extent practicable, the Company is revising its existing business interruption contingency plans to address internal and external issues specific to the Year 2000 problem. These plans, which are intended to enable the Company to continue to operate effectively, include performing certain processes manually, repairing or obtaining replacement systems, changing suppliers, and reducing or suspending operations. The Company expects to finalize its contingency planning by September 30, 1999.

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

     In April 1998, the Company organized a Program Management Office ("PMO") focusing on developing and implementing a best practice Year 2000 remediation and testing methodology, and retained a third party consulting group to manage the Year 2000 PMO. In addition, the Company has engaged another independent party to provide feedback on its approach and planning activities.

Possible Consequences of Year 2000 Problems

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

Risk Factors and Cautionary Statements

                                     - F7 -

     When used in this report and in subsequent filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in written or oral statements made by authorized representatives of the Company, the words or phrases "should result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including, but not limited to, those discussed below that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date such statements are made and which may or may not be based on historical experiences and/or trends which may or may not continue in the future. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of unanticipated events.

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

     While the Company believes substantial growth opportunities exist in FS, specifically marketing services such as database marketing software and direct marketing, there can be no assurances that the Company will achieve its growth targets. There are many variables relating to the development of database marketing software, including the timing and costs of the development effort, product performance, functionality, product acceptance and competition. In 1998, the Company expensed $12.8

                                     - F8 -
million of costs primarily associated with the development of the Harland Relationship Manager system. Also, no assurance can be made as to market acceptance and to the potential impact of governmental regulations on the Company's ability to expand its direct marketing business and meet projected growth targets.

     There can also be no assurance that all or some of the anticipated cost savings expected from rebuilding the manufacturing operation will not be offset by increased expenses from other areas or be shared with customers in the form of discounted prices. As a result, the full impact of the cost savings may not be reflected in operating income.

New Accounting Standard

 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt SFAS 133 in 2000. The Company has not determined what effect, if any, adoption of SFAS 133 will have on the Company's financial statements.


                                     - F9 -

                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share amounts)
                                                      December 31
                                                      1998        1997
 -----------------------------------------------------------------------
 ASSETS

 CURRENT ASSETS:
 Cash and cash equivalents                        $  42,541   $  13,004
 Accounts receivable from customers, less
   allowance for doubtful accounts of $6,806
   and $3,341                                        68,925      73,130
 Inventories:
   Raw materials and semi-finished goods             22,865      21,606
   Hardware component parts                             422       2,720
   Finished goods                                     1,605       2,116
 Deferred income taxes                               14,396      10,763
 Prepaid Income Taxes                                 1,892      13,907
 Other                                                6,709      11,140
 -----------------------------------------------------------------------
 Total current assets                               159,355     148,386
 -----------------------------------------------------------------------


 INVESTMENTS AND OTHER ASSETS:
 Investments                                          4,276       5,185
 Goodwill and other intangibles - net                68,172     115,538
 Deferred income taxes                               14,600       9,494
 Other                                               24,472      29,640
 -----------------------------------------------------------------------
 Total investments and other assets                 111,520     159,857
 -----------------------------------------------------------------------


 PROPERTY, PLANT AND EQUIPMENT:
 Land                                                 3,271       3,271
 Buildings and improvements                          41,569      38,006
 Machinery and equipment                            171,736     169,287
 Furniture and fixtures                              15,716      14,984
 Leasehold improvements and other                    15,665      16,521
 Additions in progress                               11,265       7,281
 -----------------------------------------------------------------------
 Total                                              259,222     249,350
 Less accumulated depreciation and amortization     138,327     131,407
 -----------------------------------------------------------------------
 Property, plant and equipment - net                120,895     117,943
 -----------------------------------------------------------------------


 Total                                            $ 391,770   $ 426,186
 =======================================================================

 See Notes to Consolidated Financial Statements.

                                     - F10 -

 CONSOLIDATED BALANCE SHEETS (continued)


                                                         December 31
                                                      1998        1997
 -----------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts payable - trade                         $  29,441   $  33,816
 Deferred revenues                                   23,821      25,799
 Accrued liabilities:
   Salaries, wages and employee benefits             26,495      21,829
   Restructuring costs                                9,059       6,634
   Taxes                                              5,353      10,986
   Other                                             12,213      10,703
 -----------------------------------------------------------------------
 Total current liabilities                          106,382     109,767
 -----------------------------------------------------------------------

 LONG-TERM LIABILITIES:
 Long-term debt                                     107,071     109,358
 Other                                               16,003      14,235
 -----------------------------------------------------------------------
 Total long-term liabilities                        123,074     123,593
 -----------------------------------------------------------------------

 Total liabilities                                  229,456     233,360
 -----------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (see Note 13)

 SHAREHOLDERS' EQUITY:
 Series preferred stock, authorized 500,000
   shares of $1.00 par value, none issued
 Common stock, authorized 144,000,000 shares of
   $1.00 par value, 37,907,497 shares issued         37,907      37,907
 Additional paid-in capital                                       1,458
 Retained earnings                                  293,425     324,324
 Accumulated other comprehensive loss                  (400)       (186)
 Unamortized restricted stock award                    (470)
 -----------------------------------------------------------------------
 Total shareholders' equity                         330,462     363,503
 Less 6,814,638 and 6,849,524 shares in
   treasury, at cost                                168,148     170,677
 -----------------------------------------------------------------------
 Shareholders' equity - net                         162,314     192,826
 -----------------------------------------------------------------------

 TOTAL                                            $ 391,770   $ 426,186
 =======================================================================

 See Notes to Consolidated Financial Statements.

                                     - F11 -

                   JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                                 Year ended December 31
                                              1998       1997       1996
 -------------------------------------------------------------------------
 NET SALES                                $ 566,722  $ 562,709  $ 609,384
 -------------------------------------------------------------------------
 COST AND EXPENSES:
 Cost of sales                              315,462    324,775    327,162
 Selling, general and administrative
   expenses                                 185,081    181,660    171,839
 Software and other development charges      12,771      4,477
 Amortization of intangibles                 10,213     13,348     16,432
 Restructuring charge                        51,087      3,644     94,054
 Acquired in-process research and
   development costs                                               7,973
 -------------------------------------------------------------------------
 Total                                      574,614    527,904    617,460
 -------------------------------------------------------------------------

 INCOME (LOSS) FROM OPERATIONS               (7,892)    34,805     (8,076)
 -------------------------------------------------------------------------

 OTHER INCOME (EXPENSE):
 Interest expense                            (7,457)    (8,421)   (10,330)
 Other - net                                  4,388      3,182      2,929
 -------------------------------------------------------------------------
 Total                                       (3,069)    (5,239)    (7,401)
 -------------------------------------------------------------------------

 INCOME (LOSS) BEFORE INCOME TAXES          (10,961)    29,566    (15,477)

 INCOME TAXES                                 9,686     12,270     (1,623)
 -------------------------------------------------------------------------
 NET INCOME (LOSS)                        $ (20,647) $  17,296   $(13,854)
 =========================================================================

 EARNINGS (LOSS) PER COMMON SHARE
    BASIC                                 $    (.66) $     .56   $   (.45)
    DILUTED                               $    (.66) $     .56   $   (.45)
 =========================================================================

 See Notes to Consolidated Financial Statements.

                                     - F12 -

                      JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                                           Year ended December 31
                                                        1998       1997       1996
 -----------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income (loss)                                   $(20,647)  $ 17,296   $(13,854)
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                        27,463     25,266     24,494
   Amortization                                        14,952     14,008     18,220
   Provision for restructuring charge                  46,857     (2,341)    87,631
   Software development charge                         10,927
   Acquired in-process research and development costs                         7,973
   Gain on sale of assets                              (2,991)    (2,746)      (214)
   Other - net                                          5,184      3,859      1,041
   Change in assets and liabilities net of
     effects of businesses acquired:
     Deferred income taxes                             (8,738)     8,102    (34,205)
     Accounts receivable                                 (680)    (3,534)      (848)
     Inventories and other current assets              18,495     (2,588)    11,131
     Accounts payable and accrued expenses             (9,449)     9,032     (3,105)
 -----------------------------------------------------------------------------------
 Net cash provided by operating activities             81,373     66,354     98,264
 -----------------------------------------------------------------------------------

 INVESTING ACTIVITIES:
 Purchases of property, plant and equipment           (33,486)   (45,394)   (28,920)
 Proceeds from sale of property, plant and equipment   10,627     27,486      5,699
 Payment for acquisition of businesses -
   net of cash acquired                                (2,252)              (35,023)
 Change in short-term investments - net                              139        248
 Other - net                                          (15,525)    (3,583)   (11,397)
 -----------------------------------------------------------------------------------
 Net cash used in investing activities                (40,636)   (21,352)   (69,393)
 -----------------------------------------------------------------------------------

 FINANCING ACTIVITIES:
 Short-term borrowings - net                                     (43,089)     8,000
 Repayment of long-term debt                           (2,287)    (4,717)
 Purchases of treasury stock                           (2,999)    (2,221)      (739)
 Issuance of treasury stock                             2,507      4,771      6,234
 Dividends paid                                        (9,328)    (9,287)   (31,385)
 Other - net                                              907       (122)    (1,176)
 -----------------------------------------------------------------------------------
 Net cash used in financing activities                (11,200)   (54,665)   (19,066)
 -----------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents      29,537     (9,663)     9,805
 Cash and cash equivalents at beginning of year        13,004     22,667     12,862
 -----------------------------------------------------------------------------------
 Cash and cash equivalents at end of year            $ 42,541   $ 13,004   $ 22,667
 ===================================================================================

 Cash paid during the year for:
    Interest                                         $  7,085   $  8,270   $ 10,425
 ===================================================================================
    Income taxes                                     $ 13,546   $  5,529   $ 32,205
 ===================================================================================

 See Notes to Consolidated Financial Statements.

                                     - F13 -

                                     JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands, except share and per share amounts)
                                --- Years Ended December 31, 1998, 1997 and 1996 ---
                                                                       Accumulated              Unamortized
                                                Additional                Other                  Restricted   Total
                                      Common     Paid-In     Retained Comprehensive   Treasury     Stock   Shareholders'
                                      Stock      Capital     Earnings Income (Loss)    Stock       Award      Equity
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995            $ 37,907  $  2,375    $ 361,554      $  54     $(179,743)  $    --    $ 222,147
Net loss and comprehensive loss                               (13,854)                                        (13,854)
Cash dividends, $1.02 per share                               (31,385)                                        (31,385)
Purchase of 28,916 shares of treasury
  stock                                                                                   (739)                  (739)
Issuance of 298,136 shares of treasury
  stock under employee stock plans and
   conversion of debentures                         (343)                                6,577                  6,234
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996              37,907     2,032      316,315         54      (173,905)       --      182,403
Net income                                                     17,296                                          17,296
Other comprehensive loss:
   Foreign currency
     translation adjustments                                                (240)                                (240)
Comprehensive income                                                                                           17,056
                                                                                                              --------
Cash dividends, $.30 per share                                 (9,287)                                         (9,287)
Purchase of 107,558 shares of treasury
  stock                                                                                 (2,221)                (2,221)
Issuance of 241,554 shares of treasury
  stock under employee stock plans and
  conversion of debentures                          (678)                                5,449                  4,771
Other                                                104                                                          104
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997              37,907     1,458      324,324       (186)     (170,677)       --      192,826
Net income                                                    (20,647)                                        (20,647)
Other comprehensive loss:
   Foreign currency
     translation adjustments                                                (214)                                (214)
Comprehensive loss                                                                                            (20,861)
                                                                                                              --------
Cash dividends, $.30 per share                                 (9,328)                                         (9,328)
Purchase of 205,543 shares of treasury
  stock                                                                                 (2,999)                (2,999)
Issuance of 240,429 shares of treasury
  stock under employee stock plans and
  restricted stock award                          (1,458)      (1,046)                   5,528      (505)       2,519
Other                                                             122                                 35          157
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998            $ 37,907  $    --     $ 293,425      $(400)    $(168,148)  $  (470)   $ 162,314
========================================================================================================================

See Notes to Consolidated Financial Statements.

                                                         -F14-

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

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

Cash Equivalents

     The Company considers all highly liquid debt instruments with a maturity, when purchased, of three months or less to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost or market. Cost of inventory for checks and related forms is determined by average costing. Cost of scannable forms and hardware component parts inventories is determined by the first-in, first-out method. Cost of data entry terminals is determined by the specific identification method.

Impairment of Long-Lived Assets

     Assets held for disposal are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company reviews long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the asset. See Note 2.

Investments

     Short-term investments are carried at cost plus accrued interest, which approximates market, and consist primarily of certificates of deposit and demand notes with original maturities in excess of three months. Marketable equity securities and other long-term investments are carried at cost, which approximates market. The Company classifies its investments as available-for-sale securities.

Goodwill and Other Intangibles

     Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over periods from 12 to 40 years. Other intangible assets consist primarily of purchased customer lists and non-compete covenants, which are amortized on a straight-line basis over periods ranging from two to eight years. Carrying values of goodwill and other intangibles are periodically reviewed to assess recoverability based on expectations of undiscounted cash flows and operating income for each related business unit. Impairments are recognized in operating results if a permanent diminution in value is indicated. See Note 2. Amortization periods of intangible assets are also reviewed to determine whether events or circumstances warrant revision to estimated useful lives.

Other Assets

                                    -F15-

     Other assets consist primarily of prepaid customer incentive payments, which are amortized as a reduction of sales over the life of the related contract.

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

Earnings Per Common Share

     Earnings per common share for all periods have been computed under the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". The net income (loss) used in the calculation of diluted earnings per common share is adjusted for the effect of the interest on the conversion of the subordinated debt. The net income
(loss) used for the calculation of diluted earnings (loss) per common share for 1998, 1997 and 1996 was $(20,647,000), $17,702,000 and
$(13,854,000), respectively. The average number of common shares used in the calculation of basic earnings per common share for 1998, 1997 and 1996 was 31,087,214, 30,970,900 and 31,056,200, respectively. The average number of common share equivalents used in the calculation of diluted earnings per common share for 1998, 1997 and 1996 was 31,087,214, 31,445,500 and 31,056,200, respectively. The common share equivalents relate to options under stock compensation plans and the effect of the conversion of the subordinated debt.

Software and Other Development

     The Company expenses research and development costs, including expenditures related to development of software that do not qualify for capitalization.

Income Taxes

     Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.


Reclassifications

     Certain reclassifications have been made in the 1996 and 1997 financial statements and notes to financial statements to conform to the 1998 classifications.

New Accounting Standards

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires currency translation adjustments and certain other items, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. The only component of accumulated other comprehensive income is foreign currency translation adjustments at December 31, 1998 and 1997.
                                    -F16-

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the method used by the Company to report information about its operating segments. SFAS 131 establishes standards to be used by enterprises to identify and report information about operating segments and for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information contained in Note 13.

     Effective January 1, 1998, the Company adopted Statement of
Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB
Statements No. 87, 88, and 106" ("SFAS 132"). SFAS 132 revised employers' disclosures about pension and other postretirement benefit plans.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt SFAS 133 in 2000. The Company has not determined the effect, if any, of adoption of SFAS 133 will have on the Company's financial statements.

2. RESTRUCTURING CHARGE
     In 1998, the Company recorded a pre-tax restructuring charge of $51.1 million, a result of certain actions taken by the Company in 1998 (the "1998 Restructuring"), and including certain costs related to actions initiated by the Company in 1996 (the "1996 Restructuring").

     The most significant portion of the 1998 Restructuring was the decision to discontinue development of the Harland Relationship Manager ("HRM") system. The discontinuance of the development of the HRM system prompted a revision of projected operations for this business and an assessment of the recoverability of certain long-term assets, including acquisition-related intangibles. The Company adjusted the carrying value of assets to the calculated value based on discounted projected cash flows. The 1998 Restructuring also includes a reorganization which eliminated approximately 100 positions, consolidation of its database marketing operations, recognition of the impairment of certain assets and reductions in selling and marketing personnel. In 1998 and 1997, the Company also incurred $2.9 million and $3.2 million, respectively, in severance-related expenses related to the 1996 Restructuring. All of the 1998 and 1997 charges were incurred in the Financial Services segment with the exception of a write-down of $1.9 million in 1998 of intangible assets in the Scantron segment (see Note 13).

     The 1996 Restructuring related to consolidation of manufacturing operations, including severance and associated revaluation of assets, and valuation adjustments related to discontinuing certain subsidiary product lines. Of the total 1996 charge, $84.7 million was incurred in the Financial Services segment and $9.4 million in the Scantron segment.

     The cash and non-cash elements of the restructuring charge for each of the years ended December 31, 1998, 1997 and 1996, as well as the beginning and ending balances of accrued restructuring costs, consisted of the following components (in thousands):

                                    -F17-

                                                               Utilized
                            Beginning  Restructuring    ------------------------       Ending
                             Balance      Charge          Cash          Non-Cash      Balance
---------------------------------------------------------------------------------------------
1996
Write down of intangible
  and other assets                        $   23,198                   $(23,198)
Write down of equipment
  and facilities                              45,132                    (45,132)
Employee severance                            17,943    $ (5,924)           200       $ 12,21
Other                                          7,781        (499)        (6,601)           68
---------------------------------------------------------------------------------------------
Total                             --      $   94,054      (6,423)       (74,731)        12,90
=============================================================================================

1997
Employee severance          $ 12,219           3,644      (9,566)                        6,29
Other                            681                        (344)                          33
---------------------------------------------------------------------------------------------
Total                         12,900           3,644      (9,910)            --          6,63
=============================================================================================

1998
Write down of intangible
  and other assets                --          38,807                    (38,807)            -
Write down of equipment
  and facilities                  --           2,600                     (2,600)            -
Employee severance             6,297           7,059      (6,687)                        6,66
Other                            337           2,621        (111)          (457)         2,39
---------------------------------------------------------------------------------------------
Total                       $  6,634      $   51,087    $ (6,798)      $(41,864)      $  9,05
=============================================================================================

     Accrued restructuring costs are expected to be paid primarily in 1999.

3. ACQUISITIONS
     The Company acquired the businesses described below, which were accounted for using the purchase method of accounting. The results of operations of each acquisition are included in the consolidated financial statements from the date of acquisition.

     In 1998, the Company's subsidiary, Scantron, acquired the Equitrac Computer Services ("ECS") division of Equitrac Corporation for cash of $2.3 million. The purchase price was funded from operating cash flows. ECS provides computer maintenance and integration services. Of the total acquisition costs, $1.9 million was allocated to goodwill which is being amortized on a straight line basis over 15 years.

     On May 31, 1996, a subsidiary of the Company acquired the common stock of Florida-based OKRA Marketing Corporation ("OKRA") for cash. OKRA designs, develops, markets and supports proprietary application software products and systems, and provides data processing services utilizing such products and systems. Cash paid for this acquisition totaled $24.6 million, net of related acquisition costs of $0.4 million and was funded with proceeds from short-term borrowings. As part of this acquisition, the Company acquired in-process research and development costs of $8.0 million, which was expensed at acquisition. Of the total acquisition costs, approximately $19.4 million was allocated to intangible assets, of which $11.5 million represented goodwill which is being amortized on a straight-line basis over 15 years.


                                           -F18-

     Goodwill and other intangible assets acquired in acquisitions consist of the following as of December 31 (in thousands):
                                       1998        1997
---------------------------------------------------------
Goodwill                           $ 122,666   $ 120,766
Non-compete covenants                 30,350      30,350
Customer lists                        22,014      22,014
---------------------------------------------------------
Total                                175,030     173,130
Less accumulated amortization        106,858      57,592
---------------------------------------------------------
Total                              $  68,172   $ 115,538
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

                                       1998        1997        1996
----------------------------------------------------------------------
Net sales                          $ 572,598   $ 568,116    $615,063
Net income (loss)                    (20,693)     16,824      (7,762)
Earnings (loss) per common share:
   Basic                                (.66)        .54        (.25)
   Diluted                              (.66)        .54        (.25)

     The unaudited pro forma financial information presented does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.

4. SHORT-TERM DEBT
     As of December 31, 1998, the Company had available unsecured lines of credit under which it could borrow up to $61.0 million in the form of short-term notes, for which no compensating balances or commitment fees are required. There were no amounts outstanding under these unsecured lines of credit at December 31, 1998 or December 31, 1997.

5. LONG-TERM DEBT

     Long-term debt consisted of the following as of December 31 (in thousands):
                                                     1998      1997
----------------------------------------------------------------------
Series A Senior Notes                            $  85,000  $  85,000
Term Loan                                           15,000     15,000
Convertible Subordinated Debentures                  6,961      9,288
Other                                                  123        252
----------------------------------------------------------------------
Total                                              107,084    109,540
Less current portion                                    13        182
----------------------------------------------------------------------
Long-term debt                                   $ 107,071  $ 109,358
======================================================================

     The Company has outstanding $85 million of Series A Senior Notes ("Senior Notes") and a $15 million Term Loan ("Term Loan"), which bear interest at fixed interest rates of 6.60% and 6.63%, respectively. The Senior Notes mature from 2004 to 2008 and the Term Loan is due in 2003.

     The Company's 6.75% Convertible Subordinated Debentures ("the

                                    -F19-

("Debentures") are convertible into common stock of the Company at any time prior to maturity at a conversion price of $25.17 per share subject to adjustment under certain circumstances. As of December 31, 1998, 282,916 shares of common stock were reserved for conversion of the Debentures.
The Debentures are entitled to an annual mandatory sinking fund, which commenced June 1, 1996, calculated to retire 75% of the Debentures prior to maturity in 2011. The Debentures are redeemable, in whole or in part, at any time at the option of the Company at par plus accrued interest.
The Debentures are subordinated to all senior debt.

     The debt agreements relating to the Senior Notes and the Term Loan contain certain covenants, the most restrictive of which limit the amount of funded indebtedness of the Company and require the Company to maintain a minimum fixed charge coverage ratio. At December 31, 1998, management believes the Company was in compliance with the covenants associated with these debt instruments. Other long-term debt relates principally to capitalized lease obligations.

     There are no annual maturities of long-term debt and all sinking fund requirements have been met for the years 1999, 2000 and 2001. Annual maturities of long-term debt and sinking fund requirements are $.3 million in 2002 and $15.6 million in 2003.

6. INCOME TAXES

     The provisions (benefit) for the years ended December 31, 1998, 1997 and 1996 consisted of the following (in thousands):
                                    1998         1997         1996
----------------------------------------------------------------------
Current:   Federal               $ 16,610      $  3,731     $ 22,218
           State                    1,814           437        4,794
----------------------------------------------------------------------
Total                              18,424         4,168       27,012
----------------------------------------------------------------------
Deferred:  Federal                 (7,286)        6,642      (24,107)
           State                   (1,452)        1,460       (4,528)
----------------------------------------------------------------------
Total                              (8,738)        8,102      (28,635)
----------------------------------------------------------------------
Total                            $  9,686      $ 12,270     $ (1,623)
======================================================================

     The tax effects of significant items comprising the Company's net deferred tax assets as of December 31 were as follows (in thousands):

                                              1998              1997
----------------------------------------------------------------------
Current deferred tax asset:
       Accrued vacation                        $  1,937     $  1,413
       Deferred revenue                             676        1,787
       Accrued liabilities                        4,212        1,844
       Other                                      7,571        5,719
----------------------------------------------------------------------
Total                                            14,396       10,763
----------------------------------------------------------------------
Non-current deferred tax asset (liability):
       Difference between book and tax basis
          of property                             2,387       (1,468)
       Deferred revenue                           1,161        2,069
       Deferred compensation                      1,584        1,643
       Postretirement benefit obligation          3,329        3,118
       Other                                      6,139        4,132
----------------------------------------------------------------------
Total                                            14,600        9,494
Valuation allowance                                   0            0
----------------------------------------------------------------------
Net deferred tax asset                         $ 28,996     $ 20,257
======================================================================

                                    -F20-

     The following reconciles the income tax provision (benefit) at the
U.S. federal income tax statutory rate to that in the financial statements (in thousands):
                                        1998        1997        1996
----------------------------------------------------------------------
Statutory rate                        $(3,836)    $10,348     $(5,417)
State and local income taxes, net of
    Federal income tax benefit            235       1,233         172
Income from Puerto Rico                  (175)       (113)     (1,378)
In-process research
    and development costs                                       2,791
Non-deductible goodwill                12,418       1,514       2,269
Other " net                             1,044        (712)        (60)
----------------------------------------------------------------------
Effective income tax rate             $ 9,686     $12,270     $(1,623)
======================================================================

7. SHAREHOLDERS' EQUITY
     Each share of common stock includes a stock purchase right, which is not currently exercisable but would become exercisable upon occurrence of certain events as provided for in the Shareholder Rights Agreement. The rights expire on July 5, 1999.

     In December 1998, the Company announced it had renewed its Shareholder Rights Agreement to take effect when the existing rights expire. The renewed plan is substantially similar to the current plan. Rights will be distributed as a dividend at the rate of one Right for each share of common stock of the Company held by shareholders of record at the close of business on July 5, 1999. Each Right will entitle shareholders to buy, upon occurrence of certain events, one share of common stock for $90.00 (compared to $80.00 under the current plan). The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock, or commences a tender or exchange offer that, upon consummation, would result in a person or group owning 30 percent or more of the Company's common stock. Under certain circumstances the new Rights are redeemable at a price of $.001 per Right and will expire on July 5, 2009.

8. STOCK COMPENSATION PLANS
     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Effective January 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have changed to the pro forma amounts listed below (in thousands, except per share amounts):

                                                       1998           1997
------------------------------------------------------------------------------
Net income (loss):
   As reported                                       $(20,647)    $  17,296
   Pro forma                                          (22,573)       15,738
Basic and diluted earnings (loss) per common share:
   As reported                                        $  (.66)    $     .56
   Pro forma                                             (.73)          .51

     Under the John H. Harland Company Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 4,350,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may exercise an option to purchase shares of Company stock with earnings, which have been withheld during each quarter. The option price is 85% of the lower of the beginning-of-quarter or end-of-quarter market price. During 1998, 1997 and 1996,

                                    -F21-
employees exercised options to purchase 200,033 shares, 194,003 shares and 196,458 shares, respectively. Options granted under the ESPP were at prices ranging from $11.42 to $13.79 in 1998, $17.64 to $20.77 in 1997, and $17.80 to $25.87 in 1996. Pro forma compensation cost associated with options granted under the ESPP is estimated based on the discount from market value. At December 31, 1998, there were 421,596 shares of common stock reserved for purchase under the ESPP.

     Under the John H. Harland Company 1981 Incentive Stock Option Plan, As Extended ("ISOP"), the Company may grant stock options to certain key employees to purchase shares of Company stock at no less than the fair market value of the stock on the date of the grant. The Company is authorized to issue up to 2,685,955 shares of common stock under the ISOP. Options granted under the ISOP through July 1995 became fully exercisable one year from the date of the grant, with a maximum life of five years. Options granted under the ISOP after July 1995 vest ratably over a five-year period beginning on the first anniversary of the date of the grant, and have a maximum life of 10 years

     In December 1998, the board of directors of the Company adopted a new stock option plan covering the issuance of options to purchase up to 2,000,000 shares of common stock to employees at no less than fair market value on the date of grant. On December 17, 1998, options covering an aggregate of 483,340 shares were issued under this plan. Such options are exercisable ratably over a five year period beginning on the first anniversary of the date of grant, and have a maximum life of ten years.

     The fair value of options granted during 1998 was estimated as $4.36, using the Black-Scholes option pricing model and the following weighted average assumptions: dividend yield 2.2%, expected volatility of 26.0%, risk-free interest rate of 5.4%, assumed forfeiture rate of 3.0% and an expected life of eight years. The fair value of options granted during 1997 was estimated as $7.47, using the Black-Scholes option pricing model and the following weighted average assumptions: dividend yield 2.3%, expected volatility of 24.1%, risk-free interest rate of 6.3%, assumed forfeiture rate of 3.0% and an expected life of eight years. The fair value of options granted during 1996 was estimated as $7.40, using the following weighted average assumptions: dividend yield 3.9%, expected volatility of 25.4%, risk-free interest rate of 6.4%, assumed forfeiture rate of 3.0% and an expected life of eight years.

     A summary of option transactions during the three years ended
December 31, 1998, follows:
                                                         Weighted Average
                                               Shares      Exercise Price
-------------------------------------------------------------------------
Outstanding - December 31, 1995              1,411,008         $  24.30
       Options granted                       1,090,000            26.52
       Options exercised                       (85,579)           21.05
       Options canceled                        (60,143)           23.08
------------------------------------------------------------------------
Outstanding - December 31, 1996              2,355,286         $  25.47
       Options granted                         105,000            24.27
       Options exercised                       (44,280)           20.84
       Options canceled                       (182,072)           23.83
------------------------------------------------------------------------
Outstanding - December 31, 1997              2,233,934         $  25.64
       Options granted                       1,973,250            14.47
       Options canceled                       (927,184)           23.37
------------------------------------------------------------------------
Outstanding - December 31, 1998              3,280,000         $  19.16
========================================================================

                                    -F22-

     As of December 31, 1998, there were 2,576,828 and 2,000,000 shares of common stock reserved for issuance under the ISOP and the new plan, respectively. The following tables summarizes information pertaining to options outstanding and exercisable as of December 31, 1998:
-----------------------------------------------------------------------------------
                               Outstanding                       Exercisable
                   ------------------------------------  --------------------------
                                Weighted      Weighted                     Weighted
                                Average       Average                      Average
Range of                       Contractual    Exercise                     Exercise
Exercise Prices     Options    Life(Years)     Price       Options          Price
-----------------------------------------------------------------------------------
$12.75 to $14.75   1,708,250      9.83     $  13.88
$16.13 to $20.00     311,750      7.81        19.07         67,750         $  19.07
$20.75 to $23.63     613,334      5.85        22.86        379,334            22.86
$25.00 to $30.00     311,666      4.55        27.77        275,666            27.77
$30.50 to $31.88     335,000      7.81        31.36        140,000            31.36
-----------------------------------------------------------------------------------
Total              3,280,000      8.19     $  19.16        862,750         $  25.51
===================================================================================

     In October 1998, the board of directors granted 50,000 restricted shares of the Company's common stock to the Company's chief executive officer. Of this amount, 39,596 shares were immediately issued in the name of the individual with the remainder being issued in January 1999. The shares have all the rights of other shares of common stock, subject to certain restrictions and forfeiture provisions. The restriction expires as follows: 25,000 shares in October 2001; 12,500 shares in October 2002; and 12,500 shares in October 2003. Unearned compensation was recorded at the date of the award based on the market value of shares issued and is being amortized over the periods of restriction.

9. EMPLOYEE RETIREMENT AND SAVINGS PLANS
     Effective April 1, 1996, the Company merged substantially all of the Company's profit sharing plan assets with the Company's Master 401(k) Plan and Trust ("401(k) plan"). John H. Harland Company of Puerto Rico ("Harland PR") assumed sponsorship of the profit sharing plan since remaining assets relate only to Harland PR employees.

     Harland PR's profit sharing plan is a non-contributory plan to provide retirement income for Harland PR employees. In 1996, contributions to the profit sharing plan were $0.4 million.

     The 401(k) plan is a defined contribution 401(k) plan with an employer match covering any employee of the Company or a participating affiliate of the Company who is not a non-resident alien. Participants may contribute on a pre-tax and after-tax basis, subject to maximum IRS limits and not exceeding 17% of annual compensation. The Company matches employee contributions $0.50 for every dollar up to a maximum Company-matching contribution of 3% of qualified annual compensation. Additional contributions may be made from accumulated or current net profits at the discretion of the board of directors. Contributions to the 401(k) plan were $2.9 million in 1998, $3.4 million in 1997 and $3.5 million in 1996.

     The Company has unfunded deferred compensation agreements with certain officers. The present value of cash benefits payable under the agreements is being provided over the periods of active employment and totaled $3.7 million and $3.9 million at December 31, 1998 and 1997, respectively. The charge to expense for these agreements is not significant.

10. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
     The Company sponsors two defined postretirement benefit plans that cover qualifying salaried and non-salaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. The life insurance plan is non-

                                    -F23-
contributory. The Company's intent is that the retiree provide the majority of the actual cost of providing the medical plan. Neither plan is funded.

     As of December 31, 1998, the accumulated postretirement benefit obligation ("APBO") under such plans was $15.6 million. The following table reconciles the plans' beginning and ending balances of the APBO and reconciles the plans' status to the accrued postretirement health care and life insurance liability reflected on the balance sheet as of
December 31 (in thousands):
                                              1998          1997
-------------------------------------------------------------------
APBO:
   Retirees                                $  7,248      $  3,201
   Fully eligible participants                1,720         2,054
   Other participants                         3,804         4,094
-------------------------------------------------------------------
                                             12,772         9,349
Net Change in APBO:
   Service Costs                                336           322
   Interest Costs                               910           711
   Benefits Paid                               (707)         (431)
   Change in Discount Rate                    1,569           804
   Change in Assumed Claims                  (2,213)         (268)
   Demographic Experience                     3,490         2,285
   Other                                       (558)
-------------------------------------------------------------------
Total Net Change in APBO                      2,827         3,423
-------------------------------------------------------------------

APBO as of December 31:
   Retirees                                   9,591         7,248
   Fully eligible participants                1,856         1,720
   Other participants                         4,152         3,804
-------------------------------------------------------------------
                                             15,599        12,772
Unrecognized net loss                        (5,888)       (3,794)
-------------------------------------------------------------------
Accrued postretirement cost "
   included in Other Liabilities           $  9,711      $  8,978
===================================================================

     Net periodic postretirement costs ("NPPC") are summarized as follows
(in thousands):
                                        1998       1997      1996
-------------------------------------------------------------------
Service costs                         $   336     $  322    $  313
Interest on APBO                          910        712       661
Net amortization                          194          3         1
-------------------------------------------------------------------
Total                                 $ 1,440     $1,037    $  975
===================================================================

     The cost of providing medical benefits was assumed to increase by 7.0% in 1999 with a reduction of 0.5% each year until a 5.5% rate is reached in 2002. The medical cost trend rate assumption could have a significant effect on amounts reported. An increase of 1.0% in the assumed trend rates would have had the effect of increasing the APBO by $1.7 million and the NPPC by $158,000. A decrease of 1.0% in the assumed trend rates would have had the effect of decreasing the APBO by $1.7 million and the NPPC by $143,000. The weighted average discount rate used in determining the APBO was 6.75% in 1998, 7.25% in 1997 and 7.75% in 1996, and employee earnings were estimated to increase 3.5% annually until age 65.

11. FINANCIAL INSTRUMENTS
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                                    -F24-

Short-term investments
     The carrying value approximates fair value because of the short maturity of those instruments.

Long-term investments
     The fair values of certain investments are estimated based on quoted market prices. The fair values of the Company's investments in limited partnerships are based on estimates by general partners in the absence of readily ascertainable market values. The fair value of the Company's other investments, which are not actively traded and are immaterial, is based on an estimate of the net realizable value of those investments.

Short-term debt
     The carrying value approximates fair value.

Long-term debt
     The fair value of the Company's convertible debentures is based on recent market quotes. The fair value of other long-term debt is based on estimated rates currently available to the Company for debt with similar terms and maturities.

     The carrying values and estimated fair values of the Company's financial instruments at December 31 are as follows (in thousands):
                      Carrying Value            Fair Value
------------------------------------------------------------------
                       1998       1997          1998        1997
------------------------------------------------------------------
Investments:
   Long-term        $  4,276    $  5,185      $  4,465    $  5,321
Debt:
   Long-term         107,071     109,358       109,969     109,095

12. COMMITMENTS AND CONTINGENCIES
     In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

     Total rental expense was $11.7 million in 1998 and $9.4 million in
1997 and 1996. Minimum annual rentals under non-cancelable operating leases at December 31, 1998 are as follows (in thousands):
1999                                 $  11,364
2000                                     8,970
2001                                     6,069
2002                                     5,721
2003                                     5,755
Thereafter                              29,951
------------------------------------------------
Total                                $  67,830
================================================

     The Company has an agreement with a vendor who will perform certain customer-related functions through 2001. Annual costs under this relationship are estimated to be $12.0 million per year through 2001.

13. BUSINESS SEGMENTS
     The Company operates its business in two segments. The Financial Services segment ("FS") includes checks and forms, database marketing software, direct marketing and loan and deposit origination software sold primarily to financial institutions.

     The Scantron segment includes optical mark reading equipment, scannable forms, survey services and field maintenance services. Scantron sells these products and services primarily to the commercial and education markets.

     The Company's operations are primarily in the United States and Puerto Rico. There were no significant inter-segment sales and no material amounts of the Company's sales are dependent upon a single

                                    -F25-
customer. Equity investments as well as foreign assets are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note
1. Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss includes restructuring charges, software and other development and acquired in-process research and development costs written off but excludes interest income, interest expense and certain other non-operating gains and losses which are considered corporate items. Corporate assets consist primarily of cash and cash equivalents, investments and other assets not employed in production.

Summarized financial information for 1998, 1997 and 1996 is as follows
(in thousands):
                                  Business Segment
                              ------------------------                 Consol-
                                   FS        Scantron    Corporate      idated
------------------------------------------------------------------------------
1998
Net Sales                     $  478,282   $  88,440                $ 566,722
Income (loss)                      5,974      13,604    $ (30,539)    (10,961)
Identifiable assets              271,408      51,436       68,926     391,770
Depreciation and amortization     36,956       5,459                   42,415
Capital expenditures              29,613       3,873                   33,486

1997
Net Sales                     $  477,480   $  85,229                $ 562,709
Income (loss)                     46,162      13,018    $ (29,614)     29,566
Identifiable assets              330,635      55,107       40,444     426,186
Depreciation and amortization     34,192       5,082                   39,274
Capital expenditures              42,589       2,805                   45,394

1996
Net Sales                     $  527,168   $  82,216                $ 609,384
Income (loss)                     13,888         629    $ (29,994)    (15,477)
Identifiable assets              349,105      57,217       48,409     454,731
Depreciation and amortization     36,297       6,417                   42,714
Capital expenditures              26,309       2,611                   28,920

                                      -F26-

                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of John H. Harland Company:

     We have audited the consolidated balance sheets of John H. Harland Company and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland Company and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/DELOITTE & TOUCHE LLP

Atlanta, Georgia
January 29, 1999


                                    -F27-

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



/s/William M. Dollar
Corporate Controller

January 29, 1999


                                    -F28-

                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                    Supplemental Financial Information
                 (In thousands except per share amounts)


 SELECTED QUARTERLY FINANCIAL DATA, DIVIDENDS PAID AND STOCK PRICE RANGE
                              ---------  Quarter ended ----------
                          April 3       July 3    October 2  December 31
 -----------------------------------------------------------------------
 1998:
   Net sales            $ 143,538    $ 135,272    $ 147,364    $ 140,548
   Gross profit            62,143       57,373       69,055       62,689
   Net income               6,071        4,081        4,008      (34,807)(a)
   Per common share:
     Basic and diluted
       earnings               .20          .13          .13        (1.12)
     Dividends paid          .075         .075         .075         .075
     Stock market price:
       High                21 7/8      19 3/16      17 7/16       16 7/8
       Low                 14 1/8      15 9/16      12  1/2       12 1/4
 (a) In the fourth quarter of 1998, the Company recorded restructuring charges of $46.2 million, which had an impact of $1.32 per share for the period. These charges primarily reflected the impact of the
    Company's decision to discontinue development of the Harland
    Relationship Manager Product. Also included in the charges were costs associated with organizational changes and impairment of certain assets.

                              ---------  Quarter ended ----------
                         March 31      June 30  September 30  December 31
 ------------------------------------------------------------------------
 1997:
   Net sales            $ 139,266    $ 139,691     $ 142,099    $ 141,653
   Gross profit            59,777       57,889        59,521       60,747
   Net income               5,023        6,592         4,829          852
   Per common share:
     Basic and diluted
       earnings               .16          .21           .16          .03
     Dividends paid          .075         .075          .075         .075
     Stock market price:
       High                32 7/8       24 1/2        24 1/4     23 15/16
       Low                 23 5/8       18 3/8        18 3/8     20   1/4

 SELECTED FINANCIAL DATA
                                     --------- Year ended December 31 --------
                                 1998       1997      1996     1995      1994
 -----------------------------------------------------------------------------
 Net sales                    $ 566,722 $ 562,709 $ 609,384 $ 561,617 $521,266
 Net income (loss)              (20,647)   17,296   (13,854)   46,017   51,240
 Total assets                   391,770   426,186   454,731   474,650  422,283
 Long-term debt                 107,071   109,358   114,075   114,574  115,226
 Per common share:
   Basic earnings (loss)           (.66)      .56      (.45)     1.51     1.68
   Diluted earnings (loss)         (.66)      .56      (.45)     1.50     1.67
   Cash dividends                   .30       .30      1.02      1.02      .98
 Average number of
   shares outstanding:
     Basic                      31,087    30,971    31,056    30,558    30,517
     Diluted                    31,087    31,446    31,056    30,878    30,999

Earnings (loss) per share are calculated based on the weighted average number of shares outstanding during the quarter

The Company's common stock (symbol:JH) is listed on the New York Stock
Exchange. At December 31, 1998 there were 6,618 shareholders of record.

Refer to Note 2 regarding the impact of restructuring charges in 1998, 1997 and 1996.

Refer to Note 3 regarding the impact of acquisitions in 1998 and 1996.

                                    -F29-

JOHN H. HARLAND COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands of dollars)
---------------------------------------------------------------------------------------------

  COLUMN A                           COLUMN B      ---- COLUMN C ----    COLUMN D   COLUMN E

                                                 ADDITIONS
                                     BALANCE     CHARGED TO  CHARGED TO              BALANCE
                                  AT BEGINNING  COSTS AND    OTHER                   AT END
DESCRIPTION                         OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS  OF PERIOD
                                                               (1)         (2)
---------------------------------------------------------------------------------------------
Year Ended December 31, 1998

 Allowance for doubtful accounts     $ 3,341     $  5,581    $   245      $ 2,361    $ 6,806
                                     =======     ========    =======      =======    =======
Year Ended December 31, 1997

 Allowance for doubtful accounts     $ 2,886     $  1,682    $   367      $ 1,594    $ 3,341
                                     =======     ========    =======      =======    =======
Year Ended December 31, 1996

 Allowance for doubtful accounts     $ 2,251     $    737    $ 1,266      $ 1,368    $ 2,886
                                     =======     ========    =======      =======    =======





(1) Represents recovery of previously written-off and credit balance accounts receivable.
(2) Represents write-off of uncollectible accounts receivable.




                        -S1-

                                 EXHIBIT INDEX

              (* indicates document is incorporated by reference)

Exhibit
Desig-
nation               Description
------               -----------

3.1   *   Amended and Restated Articles of Incorporation.
3.2   By-Laws, as amended through February 1,1999.
4.1   Indenture, as supplemented and amended, relating to 6.75%
      Convertible Subordinated Debentures due 2011 of Scantron
      Corporation (omitted pursuant to Item 601(b)(4)(iii) of
      Regulation S-K; will be furnished to the Commission upon
      request).
4.2   *   Form of Rights Agreement dated as of June 9, 1989, between the Registrant and Citizens and Southern Trust Company.
4.3   *   First Amendment dated June 12, 1992 to Rights Agreement dated
      June 9, 1989 between the Company and NationsBank of Georgia Inc.,
      N.A., successor to Citizens and Southern Trust Company.
4.4   *   Second Amendment dated July 24, 1992 to Rights Agreement
      dated June 9, 1989 between the Company and Trust Company Bank, successor to NationsBank of Georgia Inc., N.A., and to Citizens
      and Southern Trust Company.
4.5   * Rights Agreement, dated as of December 17, 1998, between
      Registrant and First Chicago Trust Company of New York.
4.6   * Note Agreement dated as of December 1, 1993 between the Company and the purchasers listed on Schedule I of the agreement, for the issuance and sale of $85,000,000 aggregate principal amount of
      6.60% Series A Senior Notes Due December 30, 2008.
4.7     See Articles IV, V and VII of the Registrant's Amended and
      Restated Articles of Incorporation, filed as Exhibit 3.1, and
      Articles I, V, and VIII of the Registrant's By-Laws, as amended, filed as Exhibit 3.2.
10.1  *   Form of Deferred Compensation Agreement between Registrant and Robert R. Woodson.
10.2  *   Form of Monthly Benefit Amendment to Deferred Compensation
      Agreement between Registrant and Mr. Woodson .
10.3  *   Form of Deferred Compensation Agreement between the
      Registrant and Earl W. Rogers Jr.
10.4  *   Form of Amendment to Deferred Compensation Agreement between
      Registrant and Messrs. Woodson and Rogers.
10.5  *   Form of Noncompete and Termination Agreement between
      Registrant and S. David Passman III, Mark C. Perlberg, Mr. Rogers
      and John C. Walters
10.6  *   Form of Executive Life Insurance Plan between Registrant and
      Messrs. Woodson and Rogers
10.7  Noncompete and Termination Agreement, dated as of October 6,
      1998, between Registrant and Timothy C. Tuff.
10.8  Restricted Stock Agreement, dated October 6, 1998, between
      Registrant and Mr. Tuff.
10.9  Supplemental Retirement Agreement, dated as of January 14, 1999, between Registrant and Mr. Tuff.
10.10 *   John H. Harland Company 1981 Incentive Stock Option Plan, as
      Extended.
10.11 John H. Harland Company 1999 Stock Option Plan.
10.12 *   John H. Harland Company Employee Stock Purchase Plan, as
      extended
10.13 *   John H. Harland Company Deferred Compensation Plan for
      Outside Directors.
21    Subsidiaries of the Registrant.
23    Independent Auditors' Consent.
27    Financial Data Schedule for the year ending December 31,1998

                                      -X1-

