Form 10-Q
period 1999-04-02
HARLAND JOHN H CO
filed 1999-05-17
CIK 45599

United States Securities and Exchange Commission
                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 2, 1999

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

The number of shares of the Registrant's Common Stock outstanding on May 3, 1999 was 31,113,287.

Item 1. FINANCIAL STATEMENTS


                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                 ASSETS
                                 ------
                                             April 2,     December 31,
(In thousands)                                 1999           1998
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:

 Cash and cash equivalents                  $  51,228     $  42,541
 Accounts receivable                           68,270        68,925
 Inventories                                   23,846        24,892
 Deferred income taxes                         13,329        14,396
 Other                                          7,926         8,601
                                            ----------    ----------
 Total current assets                         164,599       159,355
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Investments                                   39,252         4,276
 Goodwill and intangibles - net                66,655        68,172
 Deferred income taxes                            256        14,600
 Other                                         24,207        24,472
                                            ----------    ----------
 Total investments and other assets           130,370       111,520
                                            ----------    ----------

 PROPERTY, PLANT AND EQUIPMENT                261,294       259,222
 Less accumulated depreciation
    and amortization                          142,719       138,327
                                            ----------    ----------
 Property, plant and equipment - net          118,575       120,895
                                            ----------    ----------

 Total                                      $ 413,544     $ 391,770
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
                                             April 2,    December 31,
(In thousands, except share amounts)           1999          1998
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:

 Accounts payable - trade                   $  24,737     $  29,441
 Deferred revenues                             23,130        23,821
 Accrued liabilities:
    Salaries, wages and employee benefits      21,194        26,495
    Taxes                                      10,262         5,353
    Restructuring costs                         6,357         9,059
    Other                                      13,430        12,213
                                            ----------    ----------
 Total current liabilities                     99,110       106,382
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      106,585       107,071
 Other                                         16,238        16,003
                                            ----------    ----------
 Total long-term liabilities                  122,823       123,074
                                            ----------    ----------
 Total liabilities                            221,933       229,456
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value,
    37,907,497 shares issued                   37,907        37,907
 Retained earnings                            300,408       293,425
 Accumulated other comprehensive
   income (loss)                               20,547          (400)
 Unamortized restricted stock award              (555)         (470)
                                            ----------    ----------
 Total shareholders' equity                   358,307       330,462
 Less 6,750,316 and 6,814,638 shares
    of treasury stock - at cost               166,696       168,148
                                            ----------    ----------
Shareholders' equity - net                    191,611       162,314
                                            ----------    ----------

 Total                                      $ 413,544     $ 391,770
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.


                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
    FOR THE QUARTERLY PERIODS ENDED APRIL 2, 1999 AND APRIL 3, 1998
                              (Unaudited)

(In thousands, except per share amounts)               1999         1998
--------------------------------------------------------------------------
NET SALES                                           $ 146,018   $ 143,538
                                                    ----------  ----------
COST AND EXPENSES:
Cost of sales                                          77,229      82,475
Selling, general and
  administrative expenses                              48,416      48,217
Amortization of intangibles                             1,508       2,525
Restructuring charge                                                2,070
                                                    ----------  ----------
Total                                                 127,153     135,287
                                                    ----------  ----------
INCOME FROM OPERATIONS                                 18,865       8,251
                                                    ----------  ----------
OTHER INCOME(EXPENSE):
Interest expense                                       (1,799)     (1,824)
Other - net                                               (88)      4,041
                                                    ----------  ----------
Total                                                  (1,887)      2,217
                                                    ----------  ----------
INCOME BEFORE INCOME TAXES                             16,978      10,468
INCOME TAXES                                            6,961       4,397
                                                    ----------  ----------
NET INCOME                                             10,017       6,071
RETAINED EARNINGS AT
  BEGINNING OF PERIOD                                 293,425     324,324
                                                    ----------  ----------
                                                      303,442     330,395
Cash dividends                                         (2,333)     (2,329)
Issuance of treasury shares
   under stock plans                                     (701)
                                                    ----------  ----------
RETAINED EARNINGS AT END
  OF PERIOD                                         $ 300,408   $ 328,066
                                                    ==========  ==========
WEIGHTED AVERAGE SHARES
   OUTSTANDING:
     BASIC                                             31,123      31,070
     DILUTED                                           31,450      31,406

EARNINGS PER COMMON SHARE:
     BASIC                                          $     .32   $     .20
     DILUTED                                        $     .32   $     .20

CASH DIVIDENDS PER
   COMMON SHARE                                     $    .075   $    .075

See Notes to Condensed Consolidated Financial Statements.

                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE QUARTERLY PERIODS ENDED APRIL 2, 1999 AND APRIL 3, 1998
                               (Unaudited)
(In thousands)                                            1999         1998
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                            $  10,017     $  6,071
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                            9,242       11,357
 (Gain)loss on sale of assets                                68       (3,929)
 Provision for bad debt                                      99        1,306
 Other                                                      186           89
 Change in assets and liabilities:
  Deferred income taxes                                     857        2,132
  Accounts receivable                                       555        2,562
  Inventories and other current assets                    1,707        9,194
  Accounts payable and accrued expenses                  (7,271)     (13,930)
                                                      ----------    ---------
Net cash provided by operating activities                15,460       14,852
                                                      ----------    ---------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment               (4,403)      (7,992)
Proceeds from sale of property, plant and equipment         125        5,082
Long-term investments and other assets                     (298)      (5,013)
                                                      ----------    ---------
Net cash used in investing activities                    (4,576)      (7,923)
                                                      ----------    ---------
FINANCING ACTIVITIES:
Issuance of treasury stock                                  618          660
Dividends paid                                           (2,333)      (2,329)
Long-term debt - net                                       (485)      (2,316)
Other - net                                                   3            5
                                                      ----------   ----------
Net cash used in financing activities                    (2,197)      (3,980)
                                                      ----------   ----------

Increase in cash and cash equivalents                     8,687        2,949
Cash and cash equivalents at beginning of period         42,541       13,017
                                                      ----------   ----------

Cash and cash equivalents at end of period            $  51,228    $  15,966
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.


                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 2, 1999
                              (Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows of the John H. Harland Company and subsidiaries ("the Company") for the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

2.   Accounting Policies

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K").

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 1998 Form 10-K. The Company has consistently followed those policies in preparing this report.

3.   Restructuring Charge

The Company has accrued restructuring charges related to certain actions initiated by the Company during the fourth quarter of 1998 (the "1998 Restructuring") and the second quarter of 1996 (the "1996 Restructuring").

The 1998 Restructuring involved the decision to discontinue development of the Harland Relationship Manager ("HRM") system. The discontinuance of the development of the HRM system prompted a revision of projected operations for this business and an assessment of the recoverability of certain long-term assets, including acquisition-related intangibles. The 1998 Restructuring also includes a corporate reorganization which eliminated approximately 100 positions, consolidation of database marketing operations, recognition of the impairment of certain assets and reductions in selling and marketing personnel.

The 1996 Restructuring related to consolidation of manufacturing operations, including severance and associated revaluation of assets, and valuation adjustments related to discontinuing certain subsidiary product lines.

In the first quarter of 1998, the Company recorded restructuring charges of $2.1 million for severance that was not previously accrued. The accrued restructuring charges related to both the 1998 and 1996 restructurings are expected to be paid out during 1999 and 2000.

4.   Income Taxes

The provisions for income taxes for the three months ended April 2, 1999 and April 3, 1998 were as follows (in thousands):
                                               1999             1998
------------------------------------------------------------------------
Current provision                           $  7,816         $  6,529
Deferred provision                              (855)          (2,132)
                                            ---------        ---------
Total                                       $  6,961         $  4,397
                                            =========        =========

5.   Inventories

As of April 2, 1999 and April 3, 1998, inventories consisted of the following (in thousands):
                                               1999              1998
------------------------------------------------------------------------
Raw materials and semi-finished goods       $ 22,120        $ 24,254
Finished goods                                 1,591           2,114
Hardware component parts                         135             351
                                            ---------       ---------
Total                                       $ 23,846        $ 26,719
                                            =========       =========

6.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments and unrealized gains on marketable securities.
Total comprehensive income for the three months ended April 2, 1999 and
April 3, 1998 was as follows (in thousands):
                                                     1999          1998
------------------------------------------------------------------------
Net income:                                        $10,017       $ 6,071
Other comprehensive
 income, net of tax:
  Foreign exchange translation adjustments               2             5
  Unrealized gains on marketable securities         20,945
                                                   -------       -------
Comprehensive income                               $30,964       $ 6,076
                                                   =======       =======

7.   Earnings per Common Share

The net income used in the calculation of diluted earnings per share ("EPS") is adjusted for the effect of interest on the conversion of subordinated debt. The net income used in the calculations of diluted EPS for the first quarters of 1999 and 1998 were $10,096,000 and $6,172,000, respectively. The average number of common share equivalents for the first quarters of 1999 and 1998 used for the calculation of basic EPS was 31,123,000 and 31,070,000, respectively. The average number of common share equivalents for the first quarters of 1999 and 1998 used for the calculation of diluted EPS was 31,450,000 and 31,406,000, respectively. The common share equivalents relate to options under stock compensation plans and the effect of the conversion of the subordinated debt.

8.   Business Segments

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

The Company's operations are primarily in the United States and Puerto Rico. There were no significant inter-segment sales and no material amounts of the Company's sales are dependent upon a single customer. Equity investments as well as foreign assets are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note 2. Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss includes restructuring charges, software and other development and acquired in-process research and development costs written off but excludes interest income, interest expense and certain other non-operating gains and losses which are considered corporate items. Total assets of each business segment did not change materially from the amount disclosed in the 1998 Form 10-K.

In 1999, certain activities were reclassified between the FS business segment and Corporate operations. Prior periods have been restated for certain of these reclassifications and not restated for others which are not considered significant.

Selected summarized financial information for the first quarters of 1999 and 1998 were as follows (in thousands):
                                  Business Segment
                              ------------------------
                                                       Corporate      Consol-
                                 FS        Scantron    and Other      idated
----------------------------------------------------------------------------
Quarter ended April 2, 1999
Net Sales                     $  123,850   $  22,168                $146,018
Income (loss)                     29,248       2,882   $ (15,152)     16,978

Quarter ended April 3, 1998
Net Sales                     $  123,032   $  20,506                $143,538
Income (loss)                     18,005       2,575   $ (10,112)     10,468

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates its business in two segments. The Financial Services segment ("FS") includes checks, forms and other printed products, database marketing software, direct marketing campaign management and loan and deposit origination software sold primarily to financial institutions.

The Scantron segment includes optical mark reading equipment, scannable forms, survey services and field maintenance services. Scantron sells these products and services primarily to the commercial and education markets.

RESULTS OF OPERATIONS FIRST QUARTER 1999 VERSUS FIRST QUARTER 1998

Consolidated net sales for the quarter ended April 2, 1999 were $146.0 million compared to $143.5 million for the quarter ended April 3, 1998. FS sales totaled $123.8 million and $123.0 million and Scantron's sales totaled $22.2 million and $20.5 million for the first quarter of 1999 and 1998, respectively. In FS, increases in sales for computer checks and traditional checks were offset by a decrease in database marketing revenues. Volumes for traditional checks increased 11.0% in 1999 over 1998 primarily due to new business from several large customers which began after the first quarter of 1998. The positive effect on revenues from the volume increase was offset by a product mix shift to larger national accounts and overall pricing erosion. Revenue from marketing services, including database marketing software, direct marketing campaign management and loan origination software was $16.1 million for the quarter ended April 2, 1999, a decrease of $2.6 million from 1998. This decrease is attributable to the absence of new database marketing software product. Scantron's sales increased $1.7 million or 8.1% over 1998. Scantron's revenue change came from increases in its field service operations, primarily from acquisitions, and also in its core scanning product areas.

Consolidated gross profit increased to 47.1% in the first quarter of 1999 from 42.5% in 1998. The improvement was driven largely by FS where gross profit improved to 47.0% in 1999 from 41.8% in 1998 due to efficiencies gained from consolidation of manufacturing operations as well as lower paper costs. Scantron's gross profit increased 9.6% in the first quarter of 1999 over 1998, primarily due to an improvement in core product margins.

Consolidated selling, general and administrative expenses were flat versus 1998 and decreased as a percentage of sales from 33.6% in the first quarter of 1998 to 33.2% in 1999. Amortization of intangibles decreased by $1.0 million from the first quarter of 1998 compared to the first quarter of 1999. This decrease in amortization expense is related to the restructuring charge recorded in the fourth quarter of 1998 which included a valuation adjustment for certain intangible assets.

Consolidated income from operations increased $10.6 million from the first quarter of 1998 primarily because of the improvement in FS gross margins.

Other income (expense) was an expense of $1.9 million in 1999 compared to income of $2.2 million in 1998. This change is primarily due to gains realized in 1998 from certain asset sales.

Consolidated income before income taxes increased $6.5 million or 62% compared to the first quarter of 1998.

The Company's consolidated effective income tax rate for the quarter ending April 2, 1999 was 41.0% compared to 42.0% for 1998. A portion of the decrease in the effective rate is related to the aforementioned adjustment to intangible assets which reduced non-deductible amortization expense in the 1999 period.

The Company's net income for the first quarter of 1999 was $10.0 million compared to $6.1 million for 1998. Basic and diluted earnings per share were $0.32 for the first quarter of 1999 compared to $0.20 in 1998. First quarter 1998 earnings include a $0.04 net positive impact from gains on sales of major assets, as well as a charge for severance-related expenses.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operations for the first three months of 1999 were $15.5 million compared to $14.9 million for the first three months of 1998. The primary uses of funds in the first three months of 1999 were for capital expenditures and dividends.

Purchases of property, plant and equipment totaled $4.4 million in the first three months of 1999, compared to $8.0 million in 1998. Proceeds from the sale of property, plant and equipment were negligible in the first three months of 1999 compared to $5.1 million in 1998.

As of April 2, 1999, the Company's asset balances include a net unrealized gain of $20.9 million related to the Company's investment in Bottomline Technologies, Inc. which completed an initial public offering of its common stock to the public during the first quarter of 1999. This unrealized gain is recorded as a component of accumulated other comprehensive income in the shareholders' equity section of the balance sheet.

In April 1999, the Company authorized the repurchase of up to 3.1 million shares of the Company's outstanding common stock, representing approximately ten percent of the Company's outstanding shares. The Company will make periodic purchases on the open market or in private transactions. Shares repurchased under the program can be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. The Company will fund the purchases from current cash flows. As of May 3, 1999, the Company had purchased 77,500 shares of its common stock under this program.

The Company has unsecured lines of credit which provide for borrowings up to $61.0 million. As of April 2, 1999, the Company had no outstanding balances under these lines of credit.

On April 2, 1999, the Company had $51.2 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

OUTLOOK

To improve service quality, further reduce costs and increase the profitability of its check printing operations, the Company will continue to consolidate printing facilities, install new equipment and develop systems and processes for its production facilities.

Four printing facilities remain to be closed as part of the Company's plant consolidation program. The final phase of this program began during the fourth quarter of 1998, and the Company expects to complete closings during 2000. The Company expects insignificant incremental costs during these plant consolidations.

The Company anticipates revenue to soften slightly for the remainder of the year in relation to current levels due to overall pricing erosion and product mix shift to a higher percentage of large national accounts. In an effort to increase revenues, the Company is strengthening its marketing efforts with community accounts, which pay a premium for service.

New software products for database marketing and loan and deposit origination are in development and are scheduled for release in late 1999. Until the release of these products, marketing services revenue levels will be lower in comparison to 1998

To support the current business strategies, the Company expects to incur additional charges related to restructurings previously discussed, predominantly for employee severance, of approximately $1.0 million in 1999.

YEAR 2000 COMPLIANCE

Background

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips using just two digits rather than four to identify years (e.g., 98 for 1998). On January 1, 2000, any clock or date-recording mechanism, including date-sensitive software using only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar activities. Therefore, a program was instituted by the Company in 1996 to assess and fix all potentially significant Year 2000 problems.

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

State of Readiness

The Company has completed the Phase 1 identification and readiness assessment of all IT and non-IT systems. A risk assessment was utilized to assign priorities to all IT components. All mission-critical applications have been 100% remediated. The majority (88%) of these applications have been fully tested with 12% being scheduled for completion no later than June 30,1999. A risk assessment has been completed for all non-IT systems including manufacturing and facility components. Testing of manufacturing and facility components are expected to be completed by June 30,1999. Phase 3 compliance testing began in August 1998. The Company believes that all significant Year 2000 problems related to IT and non-IT systems will be resolved with the completion of Phase 3 compliance testing.

The Company estimates that the cost of repairing and testing IT and non-IT systems will approximate $5.0 to $7.0 million which will be funded through operating cash flows. Of such costs, approximately $3.6 million was incurred through April 2, 1999. Costs associated with correcting and testing existing systems are expensed as incurred. The Company believes that such costs will not have a material effect on its liquidity, financial condition or results of operations. The Company is replacing certain systems in the normal course of business with new systems, which are expected to improve functionality, usefulness and efficiency. Approximately $7.0 million will be spent on these activities in 1999, most of which will be capitalized. The timing of the replacement of systems was not accelerated as a result of Year 2000 issues.

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

In July 1998 the Company surveyed key suppliers and utilities initially identified as potentially mission critical to the Company. Follow-up communication was sent to vendors and service providers that did not initially respond or whose initial responses were deemed unsatisfactory in some respect by the Company. As of April 30, 1999, the Company had received survey responses from 94% of such third parties, each of which has provided written assurances that it expects to address all significant Year 2000 issues on a timely basis. The Company continues to follow up with third parties from whom it has not yet received responses and will update its risk assessment quarterly. The Company is developing contingency plans, including a selection of alternate providers, as and if necessary. Visits will be made to the highest business critical vendors to confirm or establish certification.

The Company has initiated formal communications and testing with key large customers to determine the extent to which electronic interfaces with such entities are vulnerable to the Year 2000 issue and the steps needed to be Year 2000 compliant.

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

The Company is conducting a comprehensive analysis and risk assessment of the operational problems, customer disruption and costs (including loss of revenues) that would be most likely to result from the failure by the Company or certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. Contingency plans are being developed for dealing with the most reasonably likely worst case scenarios for IT systems, non-IT systems, including manufacturing systems, facilities, vendors and customers. In regard to the IT systems risk assessment, the most reasonably likely worst case scenario is that the Company's billing system (which has been certified as Y2K capable) will fail to function properly. Should the billing system fail completely, the Company would be unable to submit invoices to the customers for a period of time. In this situation the Company would expect to recover all or most of the unbilled revenue upon resolving the causes of the system failure. The most reasonably likely worst case scenarios for non-IT systems, facilities, vendors and suppliers will be developed upon completion of the risk assessments.

In April 1998, the Company organized a Program Management Office ("PMO") which focuses on developing and implementing a best practice Year 2000 remediation and testing methodology, and retained a third party consulting group to manage the Year 2000 PMO. In addition, the Company engaged another independent party to provide feedback on its approach and planning activities and has incorporated the results of this study into the Company's Year 2000 program.

Possible Consequences of Year 2000 Problems

To date, the Company has not identified any IT or non-IT system that presents a material risk of not being Year 2000 compliant or for which a suitable alternative cannot be implemented. However, as the initiative moves through the testing phase, it is possible that the Company may identify potential risks of Year 2000 disruption. It is also possible that such a disruption could have a material effect on its financial condition and results of operations. In addition, if any key third parties who provide goods or services that are mission critical to the Company's business activities fail to appropriately address their Year

2000 issues despite their assurances to the Company, there could be a material adverse effect on the Company's financial condition and results of operations.

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

Regarding the rebuilding of the Company's manufacturing operations, there can be no assurances that the printing plant consolidation will occur within a projected time frame and that it will result in the anticipated quality improvements or projected costs savings. Many variables will impact the ability to improve production efficiencies and reduce redundant expenses. These include, but are not limited to, the development and implementation of new manufacturing technology and information systems used in the Company's data entry and production operations. Further, there can be no assurance that the Company can reproduce or improve upon historic profit margin trends. Many factors can affect the Company's ability to improve profitability, including, among other factors, competitive pricing trends, the ability to secure similar materials prices and labor rates, and the ability to reduce the cost of manufacturing. Competition among suppliers, restricted supply of materials, labor and services, and other such factors outside of the Company's control, may adversely affect prices and may materially impact the Company's results.

Several factors outside the Company's control could negatively impact check revenue. These include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems. Check revenues could also be adversely affected by continued consolidation of financial institutions and competitive check pricing, among other factors. There can be no assurances that the Company will not lose significant customers or that any such loss could be offset by the addition of new customers. Also, there can be no assurance that the Company will experience similar or higher revenue compared to prior years, or that any targets or projections made relating to check revenues will be achieved.

While the Company believes substantial growth opportunities exist in FS, specifically marketing services such as database marketing software, direct marketing and loan and deposit origination software, there can be no assurances that the Company will achieve its growth targets. There are many variables relating to the development of new software products, including the timing and costs of the development effort, product performance, functionality, product acceptance and competition. Also, no assurance can be made as to market acceptance and to the potential impact of governmental regulations on the Company's ability to expand its direct marketing business and meet projected growth targets.

There can also be no assurance that all or some of the anticipated cost savings expected from rebuilding the manufacturing operation will not be offset by increased expenses from other areas or be shared with customers in the form of discounted prices. As a result, the full impact of the cost savings may not be reflected in operating income.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company are held for purposes other than trading and are exposed to primarily two types of market risks: interest rate and equity price.

Interest Rate Risk

The fair value of the Company's long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of the Company's long-term debt to a hypothetical 10% decrease in interest rates as of April 2, 1999 (in thousands):
                                      Carrying       Fair       Hypothetical
                                        Value       Value(a)    Fair Value(b)
-----------------------------------------------------------------------------
Long-term debt, including
   current portion                    $106,585     $104,181     $108,088
                                      ========     ========     ========

Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline
Technologies, Inc. ("Bottomline"). The change in market value is accounted for as a component of other comprehensive income.  The following presents the value at risk for the Company's investment in
Bottomline reflecting the high and low closing market prices for the quarter ending April 2, 1999 (in thousands):
                                      Carrying
                                       Value(c)     High(a)       Low(a)
----------------------------------------------------------------------------
Investment in Bottomline              $ 37,497     $ 53,629     $ 11,446
                                      ========     ========     ========

(a)  Based on quoted market prices for these or similar items.
(b)  Calculated based on the change in discounted cash flow.
(c)  Based on market value as of April 2, 1999.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Reference No.                                 Description of Exhibit
----------------------------------------------------------------------------
      27                                       Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the quarterly period ended April 2, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


                                        /s/William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice President,
                                          Corporate Controller
                                          (Principal Accounting Officer)