Form 10-Q
period 1999-07-02
HARLAND JOHN H CO
filed 1999-08-16
CIK 45599

United States Securities and Exchange Commission
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 2, 1999

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

The number of shares of the Registrant's Common Stock outstanding on August 6, 1999 was 31,006,752.

Item 1. FINANCIAL STATEMENTS

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS


                                ASSETS
                                ------
                                              July 2,      December 31,
(In thousands)                                 1999           1998
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:

 Cash and cash equivalents                  $  61,080     $  42,541
 Accounts receivable, net                      66,326        68,925
 Inventories                                   23,259        24,892
 Deferred income taxes                         13,966        14,396
 Other                                          8,590         8,601
                                            ----------    ----------
 Total current assets                         173,221       159,355
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Investments                                   31,249         4,276
 Goodwill and intangibles - net                65,137        68,172
 Deferred income taxes                             12        14,600
 Other                                         23,122        24,472
                                            ----------    ----------
 Total investments and other assets           119,520       111,520
                                            ----------    ----------

 PROPERTY, PLANT AND EQUIPMENT                265,920       259,222
 Less accumulated depreciation
    and amortization                          148,715       138,327
                                            ----------    ----------
 Property, plant and equipment - net          117,205       120,895
                                            ----------    ----------

 Total                                      $ 409,946     $ 391,770
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
                                              July 2,    December 31,
(In thousands, except share amounts)           1999          1998
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:

 Accounts payable - trade                   $  28,541     $  29,441
 Deferred revenues                             23,178        23,821
 Accrued liabilities:
    Salaries, wages and employee benefits      21,254        26,495
    Taxes                                       5,656         5,353
    Restructuring costs                         3,756         9,059
    Other                                      12,278        12,213
                                            ----------    ----------
 Total current liabilities                     94,663       106,382
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      106,588       107,071
 Other                                         16,441        16,003
                                            ----------    ----------
 Total long-term liabilities                  123,029       123,074
                                            ----------    ----------
 Total liabilities                            217,692       229,456
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value,
    37,907,497 shares issued                   37,907        37,907
 Retained earnings                            307,512       293,425
 Accumulated other comprehensive
   income (loss)                               16,229          (400)
 Unamortized restricted stock award              (509)         (470)
                                            ----------    ----------
 Total shareholders' equity                   361,139       330,462
 Less 6,900,745 and 6,814,638 shares
    of treasury stock - at cost,
    respectively                              168,885       168,148
                                            ----------    ----------
Shareholders' equity - net                    192,254       162,314
                                            ----------    ----------

 Total                                      $ 409,946     $ 391,770
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
  FOR THE THREE AND SIX MONTH PERIODS ENDED JULY 2, 1999 AND JULY 3,
                                 1998
                             (Unaudited)

                             THREE MONTHS ENDED         SIX MONTHS ENDED
(In thousands, except        JULY 2,     JULY 3,       JULY 2,     JULY 3,
   per share amounts)         1999        1998          1999        1998
--------------------------------------------------------------------------

NET SALES                  $ 144,997   $ 135,272     $ 291,015   $ 278,810
                           ---------   ---------     ---------   ---------
COST AND EXPENSES:
Cost of sales                 77,216      78,779       154,445     161,254
Selling, general and
  administrative expenses     48,357      43,492        96,773      91,709
Amortization of intangibles    1,510       2,522         3,018       5,047
Restructuring charge                        1,518                     3,588
                           ---------   ---------     ---------   ---------
Total                        127,083     126,311       254,236     261,598
                           ---------   ---------     ---------   ---------

INCOME FROM OPERATIONS        17,914       8,961        36,779      17,212
                           ---------   ---------     ---------   ---------
OTHER INCOME(EXPENSE):
Interest expense              (1,754)     (1,864)       (3,553)     (3,688)
Other _ net                      105         (54)           17       3,987
                           ---------   ---------     ---------   ---------
Total                         (1,649)     (1,918)       (3,536)        299
                           ---------   ---------     ---------   ---------

INCOME BEFORE INCOME TAXES    16,265       7,043        33,243      17,511
INCOME TAXES                   6,336       2,962        13,297       7,359
                           ---------   ---------     ---------   ---------
NET INCOME                     9,929       4,081        19,946      10,152

RETAINED EARNINGS AT
  BEGINNING OF PERIOD        300,408     328,066       293,425     324,324
                           ---------   ---------     ---------   ---------
                             310,337     332,147       313,371     334,476
Cash dividends                (2,325)     (2,334)       (4,658)     (4,663)
Issuance of treasury shares
   under stock plans            (500)                   (1,201)
                           ---------   ---------     ---------   ---------
RETAINED EARNINGS AT END
  OF PERIOD                $ 307,512   $ 329,813     $ 307,512   $ 329,813
                           =========   =========     =========   =========
WEIGHTED AVERAGE SHARES
   OUTSTANDING:
     BASIC                    31,061      31,131        31,092      31,100
     DILUTED                  31,694      31,481        31,613      31,444
                           =========   =========     =========   =========
EARNINGS PER COMMON SHARE:
     BASIC                 $     .32   $     .13     $     .64   $     .33
     DILUTED               $     .32   $     .13     $     .64   $     .33
                           =========   =========     =========   =========
CASH DIVIDENDS PER
   COMMON SHARE            $    .075   $    .075     $     .15   $     .15
                           =========   =========     =========   =========

See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JULY 2, 1999 AND JULY 3, 1998
                              (Unaudited)
(In thousands)                                            1999         1998
-----------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net Income                                            $  19,946     $ 10,152
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           19,161       21,418
 (Gain)loss on sale of assets                                74       (4,143)
 Other                                                      739        3,492
 Change in assets and liabilities:
  Deferred income taxes                                   3,958        3,083
  Accounts receivable                                     2,432        2,867
  Inventories and other current assets                    1,632        5,633
  Accounts payable and accrued expenses                 (11,718)     (14,428)
                                                      ----------    ---------
Net cash provided by operating activities                36,224       28,074
                                                      ----------    ---------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (10,580)     (17,821)
Proceeds from sale of property, plant and equipment       1,210        6,219
Long-term investments and other assets                   (1,045)     (16,881)
                                                      ----------    ---------
Net cash used in investing activities                   (10,415)     (28,483)
                                                      ----------    ---------
FINANCING ACTIVITIES:
Issuance of treasury stock                                1,038        1,279
Dividends paid                                           (4,658)      (4,663)
Purchases of treasury stock                              (3,205)
Long-term debt - net                                       (483)      (2,301)
Other - net                                                  38          (97)
                                                      ----------   ----------
Net cash used in financing activities                    (7,270)      (5,782)
                                                      ----------   ----------

Increase/(decrease) in cash and cash equivalents         18,539       (6,191)
Cash and cash equivalents at beginning of period         42,541       13,004
                                                      ----------   ----------

Cash and cash equivalents at end of period            $  61,080    $   6,813
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

               JOHN H. HARLAND COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 2, 1999
                             (Unaudited)

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

The 1998 Restructuring involved the decision to discontinue development of the Harland Relationship Manager ("HRM") system. The discontinuance of the development of the HRM system prompted a revision of projected operations for this business and an assessment of the recoverability of certain long-term assets, including acquisition-related intangibles. The 1998 Restructuring also included a corporate reorganization, consolidation of database marketing operations, recognition of the impairment of certain assets and reductions in selling and marketing personnel.

The 1996 Restructuring related to consolidation of manufacturing operations, including severance and associated revaluation of assets, and valuation adjustments related to discontinuing certain subsidiary product lines.

The Company recorded restructuring charges for severance that were not previously accrued totaling $1.5 million and $3.6 million for the three and six month periods ended July 3, 1998, respectively. The accrued restructuring charges related to both the 1998 and 1996 restructurings are expected to be paid out during 1999 and 2000.

4.   Income Taxes

The provisions for income taxes for the six months ended July 2, 1999 and July 3, 1998 were as follows (in thousands):
                                               1999             1998
-------------------------------------------------------------------------

Current provision                           $  9,339         $  4,276
Deferred provision                             3,958            3,083
                                            ---------        ---------
Total                                       $ 13,297         $  7,359
                                            =========        =========

5.   Inventories

As of July 2, 1999 and December 31, 1998, inventories consisted of the following (in thousands):
                                               1999            1998
-------------------------------------------------------------------------
Raw materials and semi-finished goods       $ 21,422        $ 22,865
Finished goods                                 1,661           1,605
Hardware component parts                         176             422
                                            ---------       ---------
Total                                       $ 23,259        $ 24,892
                                            =========       =========

6.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments and unrealized gains on marketable
securities.  Total comprehensive income for the three and six month periods ended July 2, 1999 and July 3, 1998 was as follows (in thousands):
                            Three Months Ended         Six Months Ended
                            July 2,     July 3,       July 2,    July 3,
                             1999        1998          1999       1998
-------------------------------------------------------------------------
Net income:                $ 9,929     $ 4,081       $19,946     $10,152
Other comprehensive
 income, net of tax:
  Foreign exchange
    translation adjustments     36        (102)           38         (97)
  Unrealized gains on
    marketable securities   (4,354)                   16,591
                           -------     -------       -------     -------
Comprehensive income       $ 5,611     $ 3,979       $36,575     $10,055
                           =======     =======       =======     =======

7. Earnings per Common Share

The computation of basic and diluted earnings per share is as follows
(in thousands except per share amounts):
                                Three Months Ended     Six Months Ended
                                July 2,     July 3,   July 2,    July 3,
                                 1999        1998      1999       1998
-------------------------------------------------------------------------
Computation of basic earnings per common share:

Numerator
   Net Income                  $ 9,929    $ 4,081    $ 19,946   $ 10,152
                              --------   --------    --------   --------
Denominator
   Average weighted shares
   outstanding                  31,037     31,118      31,071     31,088

   Average weighted deferred
   shares outstanding under
   non-employee directors
   compensation plan                24         13          21         12
                              --------   --------    --------   --------
   Shares outstanding for
   basic earnings per share
   calculation                  31,061     31,131      31,092     31,100
                              --------   --------    --------   --------

Basic earnings per share      $   0.32   $   0.13    $   0.64   $   0.33
                              ========   ========    ========   ========

Computation of diluted earnings per common share:

Numerator
   Net Income                  $ 9,929    $ 4,081    $ 19,946   $ 10,152
   Reduced interest expense
   on assumed conversions of
   convertible subordinated
   debentures                       74         79         153        179
                              --------   --------    --------   --------
   Net income for diluted
   earnings per share
   calculation                  10,003      4,160      20,099     10,331
                              --------   --------    --------   --------
Denominator
   Basic weighted average
   shares outstanding           31,061     31,131      31,092     31,100

   Dilutive effect of stock
   options                         345         42         233         36

   Assumed conversions
   of convertible subordinated
   debentures                      288        308         288        308
                              --------   --------    --------   --------
   Shares outstanding for
   diluted earnings per share
   calculation                  31,694     31,481      31,613     31,444
                              --------   --------    --------   --------

Diluted earnings per share    $   0.32   $   0.13    $   0.64   $   0.33
                              ========   ========    ========   ========

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

The Company's operations are primarily in the United States and Puerto Rico. There were no significant inter-segment sales and no material amounts of the Company's sales are dependent upon a single customer. Equity investments, as well as foreign assets, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those referred to in Note 2. Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss includes restructuring charges, software and other development and acquired in-process research and development costs written off but excludes interest income, interest expense and certain other non-operating gains and losses which are considered corporate items. Total assets of each business segment did not change materially from the amount disclosed in the 1998 Form 10-K.

In 1999, certain activities were reclassified between the FS business segment and Corporate operations. Prior periods have been restated for certain of these reclassifications.

Selected summarized financial information for 1999 and 1998 periods were as follows (in thousands):
                                  Business Segment
                              ------------------------  Corporate     Consol-
                                 FS        Scantron     and Other     idated
-------------------------------------------------------------------------------
Quarter ended July 2, 1999
Net Sales                     $  119,406   $  25,591                $ 144,997
Income (loss)                     27,465       3,399   $ (14,599)      16,265

Quarter ended July 3, 1998
Net Sales                     $  113,429   $  21,843                $ 135,272
Income (loss)                     13,900       3,377   $ (10,234)       7,043

Year to date July 2, 1999
Net Sales                     $  243,256   $  47,759                $ 291,015
Income (loss)                     56,964       6,281   $ (30,002)      33,243

Year to date July 3, 1998
Net Sales                     $  236,461   $  42,349                $ 278,810
Income (loss)                     32,036       5,952   $ (20,477)      17,511

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

RESULTS OF OPERATIONS SECOND QUARTER 1999 VERSUS 1998

Consolidated net sales for the quarter ended July 2, 1999 were $145.0 million compared to $135.3 million for the quarter ended July 3, 1998. FS sales totaled $119.4 million and $113.4 million and Scantron's sales totaled $25.6 million and $21.8 million for the second quarters of 1999 and 1998, respectively. The increase of $6.0 million in FS sales was generated by direct marketing campaign management, computer checks, and traditional checks partially offset by a decrease in database marketing revenues. Volumes for traditional checks increased 5.2% in 1999 over 1998 due primarily to new business from several large customers which began during the second quarter of 1998. The positive effect on revenues from volumes was lessened by lower pricing due largely to a product mix shift to larger national accounts. The decrease in database marketing revenues is attributable to the delay of a release of a new software product. Scantron's sales increased $3.8 million or 17.4% over 1998. Scantron's revenue growth was fueled largely by acquisitions in its field service operations.

Consolidated gross profit increased to 46.7% in the second quarter of 1999 from 41.8% in the second quarter of 1998. The improvement was driven by FS where gross profit improved to 47.2% in 1999 from 40.1% in 1998 due to reductions in costs of manufacturing for traditional check products. Scantron's gross profit increased to 55.2% from 49.9% primarily due to an improvement in core scanning product margins.

Consolidated selling, general and administrative expenses increased by $4.9 million in the second quarter of 1999 from 1998, much of the increase resulting from investments in systems and processes. As a percentage of sales these expenses increased to 33.4% from 32.2%. Amortization of intangibles decreased by $1.0 million from the second quarter of 1998 compared to the second quarter of 1999. This decrease in amortization expense is related to a valuation adjustment for certain intangible assets recorded in the fourth quarter of 1998.

Consolidated income from operations increased $9.0 million from the second quarter of 1998 primarily because of the improvement in FS gross margins and restructuring expenses recorded in the second quarter of 1998.

Other income (expense) was an expense of $1.6 million in the second quarter of 1999 a decrease of $0.3 million from 1998.
Consolidated income before income taxes increased $9.2 million compared to the second quarter of 1998.

The Company's consolidated effective income tax rate for the second quarter of 1999 was 39.0% compared to 42.0% for the second quarter of 1998. The decrease in the effective rate is primarily related to the aforementioned adjustment to intangible assets which reduced non-deductible amortization expense in the 1999 period.

The Company's net income for the second quarter of 1999 was $9.9 million compared to $4.1 million for 1998. Basic and diluted earnings per share were $0.32 for the second quarter of 1999 compared to $0.13 in 1998. Second quarter 1999 results included the impact of lowering the effective tax rate for the year to 40% which is the current estimated annual rate. Second quarter 1998 earnings included a restructuring charge for severance-related expenses which had a $0.03 net negative impact on earnings per share.

RESULTS OF OPERATIONS YEAR TO DATE 1999 VERSUS 1998

Consolidated net sales for the six months ended July 2, 1999 were $291.0 million compared to $278.8 million for the six months ended July 3, 1998. FS sales totaled $243.3 million and $236.5 million and Scantron's sales totaled $47.8 million and $42.3 million for the first six months of 1999 and 1998, respectively. The increase in FS revenues occurred in traditional check products, direct marketing and computer checks. Partially offsetting these positive areas was a decrease in revenue from database marketing software. Volumes for traditional checks increased 8.1% in 1999 over 1998 primarily due to new business from several large customers which began after the first quarter of 1998. The positive effect on FS revenues from the volume increase was reduced by a product mix shift to larger national accounts and overall pricing erosion. Scantron's sales increased $5.4 million or 12.8% over 1998. Scantron's revenue change came from increases in its field service operations, primarily from acquisitions, and also in its core scanning product areas.

Consolidated gross profit increased to 46.9% in 1999 from 42.2% in 1998. The improvement was driven largely by FS where gross profit improved to 47.1% in 1999 from 41.0% in 1998 due to lower check manufacturing costs resulting from consolidation of manufacturing operations as well as from lower paper costs. Scantron's gross profit increased 6.8% in the first six months of 1999 over 1998, primarily due to an improvement in core scanning product margins.

Consolidated selling, general and administrative expenses increased $5.1 million over 1998 and increased as a percentage of sales from 32.9% in 1998 to 33.3% in 1999. Costs associated with Year 2000 remediation and investments in new systems and processes were among the primary reasons for the increase. Amortization of intangibles decreased by $2.0 million over 1998 due to the previously mentioned valuation adjustment for certain intangible assets.

Consolidated income from operations increased by $19.6 million over 1998 primarily because of the improvement in FS gross margins.
Other income (expense) was an expense of $3.5 million in 1999 compared to income of $0.3 million in 1998. This change is primarily due to gains realized in 1998 from certain asset sales.

Consolidated income before income taxes increased $15.7 million over 1998.

The Company's consolidated effective income tax rate was 40.0% compared to 42.0% for 1998. A portion of the decrease in the effective rate is related to the aforementioned adjustment to intangible assets which reduced non-deductible amortization expense in the 1999 period.

The Company's net income for the six months ended July 2, 1999 was $19.9 million compared to $10.2 million for 1998. Basic and diluted earnings per share were $0.64 for the first six months of 1999 compared to $0.33 in 1998. Included in the calculation of earnings per share for the 1998 period were restructuring charges, which reduced earnings per share by approximately $0.07 per share, offset by a gain on the sale of assets, which increased earnings per share by approximately $0.08.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities for the first six months of 1999 were $36.2 million compared to $28.1 million for the first six months of 1998. The primary uses of funds in the first six months of 1999 were for capital expenditures and dividends.

Purchases of property, plant and equipment totaled $10.6 million in the first six months of 1999, compared to $17.8 million in 1998. Proceeds from the sale of property, plant and equipment were $1.2 million in the first six months of 1999 compared to $6.2 million in 1998.

As of July 2, 1999, the Company's asset balances include a net unrealized gain of $16.6 million related to the Company's investment in Bottomline Technologies, Inc., which completed an initial public offering of its common stock to the public during the first quarter of 1999. The unrealized gain is recorded as a component of accumulated other comprehensive income in the shareholders' equity section of the balance sheet.

In April 1999, the Company authorized the repurchase of up to 3.1 million shares of the Company's outstanding common stock, representing approximately ten percent of the Company's outstanding shares. The Company will make periodic purchases on the open market or in private transactions. Shares repurchased under the program can be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. The Company will fund the purchases from current cash flows. As of July 2, 1999, the Company had purchased 195,500 shares of its common stock under this program.

The Company has unsecured lines of credit which provide for borrowings up to $61.0 million. As of July 2, 1999, the Company had no outstanding balances under these lines of credit.

On July 2, 1999, the Company had $61.1 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

OUTLOOK

To improve service quality, further reduce costs and increase the profitability of its check printing operations, the Company will continue to consolidate printing facilities, install new equipment and develop systems and processes for its production facilities.

Three printing facilities remain to be closed as part of the Company's plant consolidation program. The final phase of this program began during the fourth quarter of 1998, and the Company expects to complete closings during 2000. The Company expects insignificant incremental costs during these plant consolidations.

The Company anticipates check revenue to soften slightly for the remainder of the year in relation to current levels due to overall pricing erosion and product mix shift to a higher percentage of large national accounts. In an effort to increase revenues, the Company is strengthening its marketing efforts with community accounts.

New software products for database marketing and loan and deposit origination are in development. The database marketing software is scheduled for release in late 1999. Until the release of these products, marketing services revenue levels will be lower in comparison to 1998.

To support the current business strategies, the Company expects to incur additional charges related to the previously announced restructurings, predominantly for employee severance, of approximately $1.0 million in 1999.

YEAR 2000 COMPLIANCE

Background

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips using just two digits rather than four to identify years (e.g., 98 for 1998). On January 1, 2000, any clock or date-recording mechanism, including date-sensitive software using only two digits to represent the year, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar activities. Therefore, a program was instituted by the Company in 1996 to assess and fix all potentially significant Year 2000 problems.

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

State of Readiness

The Company has completed the identification and readiness assessment of all IT and non-IT systems. A risk assessment was utilized to assign priorities to all IT and manufacturing components. All mission-critical applications have been 100% remediated. Compliance testing began in August 1998. 98% of these applications have been fully tested with the remaining testing scheduled for completion by August 31,1999. A risk assessment has been completed for all non-IT systems including manufacturing and facility components. Testing of manufacturing and facility components was substantially completed as of July 31, 1999. The Company believes that all significant Year 2000 problems related to IT and non-IT systems will be resolved with the completion of Phase 3 compliance testing by August 31, 1999.

The Company estimates that the cost of repairing and testing IT and non-IT systems will be approximately $5.0 to $7.0 million, which will be funded through operating cash flows. Of such costs, approximately $4.3 million was incurred through July 2, 1999. Costs associated with correcting and testing existing systems are expensed as incurred. The Company believes that such costs will not have a material effect on its liquidity, financial condition or results of operations. The Company is replacing certain systems in the normal course of business with new systems, which are expected to improve functionality, usefulness and efficiency. Approximately $7.0 million will be spent on these activities in 1999, most of which will be capitalized. The timing of the replacement of systems was not accelerated as a result of Year 2000 issues.

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

In July 1998, the Company surveyed key suppliers and utilities initially identified as potentially mission critical to the Company. As of July 31, 1999, the Company had received survey responses from more than 99% of such third parties, each of which has provided written assurances that it expects to address all significant Year 2000 issues on a timely basis. The Company continues to follow up with third parties from whom it has not yet received responses and will update its risk assessment quarterly. The Company is developing contingency plans, including a selection of alternate providers, should they be necessary. Visits are being made to the highest business critical vendors to confirm or establish certification.

The Company has finalized testing with key large customers and third-parties to verify the readiness of electronic interfaces with these entities.

Risks and Contingency Planning

To the extent practicable, the Company is revising its existing business interruption contingency plans to address internal and external issues specific to the Year 2000 problem. These plans, which are intended to enable the Company to continue operating effectively, include performing certain processes manually, repairing or obtaining replacement systems, changing suppliers, and reducing or suspending operations. The Company expects to finalize its contingency planning by September 30, 1999.

The Company has conducted a comprehensive analysis and risk assessment of the operational problems, customer disruption and costs (including loss of revenues) that would be most likely to result from the failure by the Company or certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. Contingency plans are being finalized for dealing with the most reasonably likely worst case scenarios for IT systems, non-IT systems, including manufacturing systems, facilities, vendors and customers. In regard to the IT systems risk assessment, the most reasonably likely worst case scenario is that the Company's billing system (which has been certified as Year 2000 capable) will fail to function properly. Should the billing system fail completely, the Company would be unable to submit invoices to the customers for a period of time. In this situation the Company would expect to recover all or most of the unbilled revenue upon resolving the causes of the system failure. The most reasonably likely worst case scenarios for non-IT systems, facilities, vendors and customers will be developed upon completion and approval of the contingency plans.

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

Possible Consequences of Year 2000 Problems

To date, the Company has not identified any IT or non-IT system that presents a material risk of not being Year 2000 compliant or for which a suitable alternative cannot be implemented. However, as the Company completes the testing phase, it is possible that it may identify potential risks of Year 2000 disruption. It is also possible that such a disruption could have a material effect on the Company's financial condition and results of operations. In addition, if any key third parties who provide goods or services that are mission critical to the Company's business activities fail to appropriately address their Year 2000 issues despite their assurances to the Company, there could be a material adverse effect on the Company's financial condition and results of operations.

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

Regarding the rebuilding of the Company's manufacturing operations, there can be no assurances that the printing plant consolidation will occur within a projected time frame and that it will result in the anticipated customer service and quality improvements or projected costs savings. Many variables will impact the ability to improve production efficiencies and reduce expenses. These include, but are not limited to, the development and implementation of new manufacturing technology and information systems used in the Company's data entry and production operations. Further, there can be no assurance that the Company can reproduce or improve upon historic profit margin trends. Many factors can affect the Company's ability to improve profitability, including, among other factors, competitive pricing trends, the ability to secure similar materials prices and labor rates, and the ability to reduce the cost of manufacturing. Competition among suppliers, restricted supply of materials, labor and services, and other such factors outside of the Company's control, may adversely affect prices and may materially impact the Company's results.

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

Interest Rate Risk

The fair value of the Company's long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of the Company's long-term debt to a hypothetical 10% decrease in interest rates as of July 2, 1999 (in thousands):
                                      Carrying       Fair     Hypothetical
                                        Value       Value(a)  Fair Value(b)
-----------------------------------------------------------------------------
Long-term debt, including
   current portion                    $106,583     $101,296     $105,242
                                      ========     ========     ========

Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline
Technologies, Inc. ("Bottomline"). The change in market value is accounted for as a component of other comprehensive income. The following presents the value at risk for the Company's investment in Bottomline reflecting the high and low closing market prices for the six months ended July 2, 1999 (in thousands):

                                      Carrying
                                       Value(c)     High(a)       Low(a)
-----------------------------------------------------------------------------
Investment in Bottomline              $ 29,651     $ 53,629     $11,446
                                      ========     ========     ========

(a)  Based on quoted market prices for these or similar items.
(b)  Calculated based on the change in discounted cash flow.
(c)  Based on market value as of July 2, 1999.

As of July 30, 1999, the carrying value of the Bottomline investment was $23.1 million.

Item 4. Submission of Matters to a Vote of Security Holders

  (a)The Annual Meeting of the Shareholders of the Company was held on April 23, 1999, in Atlanta, GA. There was no solicitation in opposition to management's nominees for Directors as listed in the Proxy Statement and all such nominees were elected.

  (c)Below is a brief description of matters voted on at the Annual Meeting and the results of the voting:

Election of Directors for One-Year Term:
     John H. Weitnauer Jr.
          Voting for                    24,228,708
          Withheld                       2,528,092

Election of Directors for Three-Year Term:
     Richard K. Lochridge
          Voting for                    24,271,369
          Withheld                       2,485,431
     G. Harold Northrop
          Voting for                    24,230,029
          Withheld                       2,526,771
     Timothy C. Tuff
          Voting for                    24,272,440
          Withheld                       2,484,360

To ratify the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the year ended December 31, 1999:
          Voting for                    26,602,970
          Voting against                    99,428
          Withheld                          54,402

To approve the 1999 Stock Option Plan, providing for the issuance of up to 2,000,000 shares of Common Stock:
          Voting for                    20,348,975
          Voting against                 4,119,085
          Voting abstain                   135,448
          Non-Vote                       2,153,292

To approve the Amended and Restated Articles of Incorporation of the
Company:
          Voting for                    22,650,999
          Voting against                 1,709,109
          Voting abstain                   243,400
          Non-Vote                       2,153,292

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Reference No.             Description of Exhibit

       3.1        Amended and Restated Articles of Incorporation of John
                  H. Harland Company (incorporated by reference to
                  Exhibit B to the Registrant's Definitive Proxy
                  Statement dated March 12, 1999)
      27          Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the quarterly period ended July 2, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)

        8/16/1999                          /s/ William M. Dollar
Date:  _________________               By:_____________________________
                                           William M. Dollar
                                           Vice President,
                                           Corporate Controller
                                           (Principal Accounting Officer)