Form 10-Q
period 1999-10-01
HARLAND JOHN H CO
filed 1999-11-15
CIK 45599

United States
   SECURITIES AND EXCHANGE COMMISSION
         Washington, D.C. 20549
                FORM 10-Q

(Mark One)
(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              October 1, 1999

                                   OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ().

The number of shares of the Registrant's Common Stock outstanding on October 29, 1999 was 30,246,531.


Item 1. FINANCIAL STATEMENTS

           JOHN H. HARLAND COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS


                            ASSETS
                            ------
                                          October 1,  December 31,
(In thousands)                               1999          1998
-------------------------------------------------------------------
                                            (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents                $  57,598     $  42,541
 Accounts receivable, net                    65,674        68,925
 Inventories                                 22,621        24,892
 Deferred income taxes                       14,650        14,396
 Other                                        8,338         8,601
                                          ----------    ----------
 Total current assets                       168,881       159,355
                                          ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Investments                                  9,652         4,276
 Goodwill and intangibles - net              63,619        68,172
 Deferred income taxes                        9,996        14,600
 Other                                       31,120        24,472
                                          ----------    ----------
 Total investments and other assets         114,387       111,520
                                          ----------    ----------

 PROPERTY, PLANT AND EQUIPMENT              273,168       259,222
 Less accumulated depreciation
    and amortization                        157,555       138,327
                                          ----------    ----------
 Property, plant and equipment - net        115,613       120,895
                                          ----------    ----------

 Total                                    $ 398,881     $ 391,770
                                          ==========    ==========


 See Notes to Condensed Consolidated Financial Statements.


           JOHN H. HARLAND COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

                                          October 1,  December 31,
(In thousands, except share amounts)        1999           1998
------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:

 Accounts payable - trade                 $  26,795     $  29,441
 Deferred revenues                           22,470        23,821
 Accrued liabilities:
    Salaries, wages and employee benefits    26,747        26,495
    Taxes                                     9,502         5,353
    Restructuring costs                       2,363         9,059
    Other                                    12,983        12,213
                                          ----------    ----------
 Total current liabilities                  100,860       106,382
                                          ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities    106,522       107,071
 Other                                       16,828        16,003
                                          ----------    ----------
 Total long-term liabilities                123,350       123,074
                                          ----------    ----------
 Total liabilities                          224,210       229,456
                                          ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock - authorized 144,000,000
    shares of $1.00 par value,
    37,907,497 shares issued                 37,907        37,907
 Retained earnings                          317,518       293,425
 Accumulated other comprehensive
   income (loss)                              3,279          (400)
 Unamortized restricted stock award            (462)         (470)
                                          ----------    ----------
 Total shareholders' equity                 358,242       330,462
 Less 7,644,938 and 6,814,638 shares
    of treasury stock - at cost,
    respectively                            183,571       168,148
                                          ----------    ----------
Shareholders' equity - net                  174,671       162,314
                                          ----------    ----------

 Total                                    $ 398,881     $ 391,770
                                          ==========    ==========


 See Notes to Condensed Consolidated Financial Statements.



                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
        FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 1, 1999
                            AND OCTOBER 2, 1998
                               (Unaudited)

                             THREE MONTHS ENDED        NINE MONTHS ENDED
(In thousands, except        OCT. 1,     OCT. 2,        OCT. 1,    OCT. 2,
   per share amounts)         1999        1998           1999       1998
--------------------------------------------------------------------------

NET SALES                  $ 141,140   $ 147,364     $ 432,155   $ 426,174
                           ---------   ---------     ---------   ---------
COST AND EXPENSES:
Cost of sales                 72,352      79,173       226,797     240,427
Selling, general and
  administrative expenses     47,579      44,309       144,352     136,018
Software development charge               10,927                    10,927
Amortization of intangibles    1,508       2,517         4,526       7,564
Restructuring charge                       1,301                     4,889
                           ---------   ---------     ---------   ---------
Total                        121,439     138,227       375,675     399,825
                           ---------   ---------     ---------   ---------

INCOME FROM OPERATIONS        19,701       9,137        56,480      26,349
                           ---------   ---------     ---------   ---------
OTHER INCOME(EXPENSE):
Interest expense              (1,999)     (1,962)       (5,552)     (5,650)
Other - net                      781         (60)          798       3,927
                           ---------   ---------     ---------   ---------
Total                         (1,218)     (2,022)       (4,754)     (1,723)
                           ---------   ---------     ---------   ---------

INCOME BEFORE INCOME TAXES    18,483       7,115        51,726      24,626
INCOME TAXES                   5,952       3,107        19,249      10,466
                           ---------   ---------     ---------   ---------
NET INCOME                    12,531       4,008        32,477      14,160

RETAINED EARNINGS AT
  BEGINNING OF PERIOD        307,512     329,813       293,425     324,324
                           ---------   ---------     ---------   ---------
                             320,043     333,821       325,902     338,484
Cash dividends                (2,322)     (2,336)       (6,980)     (6,999)
Issuance of treasury shares
   under stock plans            (203)       (252)       (1,404)       (252)
                           ---------   ---------     ---------    ---------
RETAINED EARNINGS AT END
  OF PERIOD                $ 317,518   $ 331,233     $ 317,518   $ 331,233
                           =========   =========     =========   =========
WEIGHTED AVERAGE SHARES
   OUTSTANDING:
     BASIC                    30,834      31,083        31,007      31,094
     DILUTED                  31,693      31,405        31,633      31,432
                           =========   =========     =========   =========
EARNINGS PER COMMON SHARE:
     BASIC                 $     .41   $     .13     $    1.05   $     .46
     DILUTED               $     .40   $     .13     $    1.04   $     .46
                           =========   =========     =========   =========
CASH DIVIDENDS PER
   COMMON SHARE            $    .075   $    .075     $    .225   $    .225
                           =========   =========     =========   =========


See Notes to Condensed Consolidated Financial Statements.




                        JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED OCTOBER 1, 1999 AND OCTOBER 2, 1998
                                      (Unaudited)

(In thousands)                                         1999         1998
-------------------------------------------------------------------------


OPERATING ACTIVITIES:
Net income                                         $  32,477     $  14,160
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                        29,798        31,950
 Software development charge                                        10,927
 Provision for doubtful accounts                         567
 (Gain)loss on sale of assets                            238        (3,938)
 Other                                                   912         3,080
 Change in assets and liabilities:
  Deferred income taxes                                1,856          (535)
  Accounts receivable                                  2,683        (1,592)
  Inventories and other current assets                 4,784        15,780
  Accounts payable and accrued expenses               (7,784)      (14,933)
                                                    ----------    ---------
Net cash provided by operating activities             65,531        54,899
                                                    ----------    ---------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment           (16,583)      (26,033)
Proceeds from sale of property, plant and equipment    1,250         6,453
Long-term investments and other assets               (10,764)      (15,875)
                                                    ----------    ---------
Net cash used in investing activities                (26,097)      (35,455)
                                                    ----------    ---------
FINANCING ACTIVITIES:
Issuance of treasury stock                             1,605         1,873
Dividends paid                                        (6,980)       (6,999)
Repurchase of common stock                           (18,661)       (2,885)
Long-term debt - net                                    (549)       (2,290)
Other - net                                              208           674
                                                   ----------    ----------
Net cash used in financing activities                (24,377)       (9,627)
                                                   ----------    ----------

Increase in cash and cash equivalents                 15,057         9,817
Cash and cash equivalents at beginning of period      42,541        13,004
                                                   ----------    ----------

Cash and cash equivalents at end of period         $  57,598     $  22,821
                                                   ==========    ==========


See Notes to Condensed Consolidated Financial Statements.


          JOHN H. HARLAND COMPANY AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 1, 1999
                        (Unaudited)

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

3.   Restructuring Charge

The Company accrued restructuring charges related to certain actions initiated by the Company during the fourth quarter of 1998 (the "1998 Restructuring") and the third quarter of 1996 (the "1996 Restructuring").

The 1998 Restructuring included the decision to discontinue development of the Harland Relationship Manager ("HRM") system. The discontinuance of the development of the HRM system prompted a revision of projected operations for this business and an assessment of the recoverability of certain long-term assets, including acquisition-related intangibles. The 1998 Restructuring also included a corporate reorganization, consolidation of database marketing operations, recognition of the impairment of certain assets and reductions in selling and marketing personnel.

The 1996 Restructuring related to consolidation of manufacturing operations, including severance and associated revaluation of assets, and valuation adjustments related to discontinuing certain subsidiary product lines.

The Company recorded restructuring charges for severance that were not previously accrued totaling $1.3 million and $4.9 million for the three and nine month periods ended October 2, 1998, respectively. The accrued restructuring charges related to both the 1998 and 1996 restructurings are expected to be paid out during 1999 and 2000.


4.   Income Taxes

The provisions for income taxes for the nine months ended
October 1, 1999 and October 2, 1998 were as follows (in thousands):


                                               1999              1998
------------------------------------------------------------------------

Current provision                           $ 17,393          $  9,931
Deferred provision                             1,856               535
                                            ---------         ---------
Total                                       $ 19,249          $ 10,466
                                            =========         =========



5.   Inventories

As of October 1, 1999 and December 31, 1998, inventories consisted of the following (in thousands):

                                               1999              1998
------------------------------------------------------------------------
Raw materials and semi-finished goods       $ 21,372           $ 22,865
Finished goods                                 1,113              1,605
Hardware component parts                         136                422
                                            ---------          ---------
Total                                       $ 22,621           $ 24,892
                                            =========          =========



6.   Comprehensive Income (Loss)

Other comprehensive income for the Company includes foreign currency translation adjustments and unrealized gains
(losses) on marketable securities. Total comprehensive income for the three and nine month periods ended October 1, 1999 and October 2, 1998 was as follows (in thousands):

                                 Three Months Ended    Nine Months Ended
                                 Oct. 1,    Oct. 2,     Oct.1,   Oct.2,
                                  1999       1998        1999      1998
------------------------------------------------------------------------
Net income:                    $12,531    $ 4,008      $32,477   $14,160
Other comprehensive
 income, net of tax:
  Foreign exchange
    translation adjustments         68       (230)         106      (327)
  Unrealized gains (losses) on
    marketable securities      (13,019)                  3,572
                               --------   --------     --------  --------
Comprehensive income
    (loss)                     $  (420)   $ 3,778      $36,155   $13,833
                               ========   ========     ========  ========


7.   Earnings per Common Share

The computation of basic and diluted earnings per share is as follows (in thousands except per share amounts):


                                Three Months Ended    Nine Months Ended
                                Oct. 1,     Oct. 2,   Oct.1,    Oct. 2,
                                 1999        1998      1999      1998
-----------------------------------------------------------------------
Computation of basic earnings per common share:

Numerator
  Net Income                  $12,531   $  4,008    $ 32,477    $ 14,160
                             ---------  ---------   ---------   ---------
Denominator
  Average weighted shares
  outstanding                  30,806     31,067      30,983      31,081

  Average weighted deferred
   shares outstanding under
   non-employee directors
   compensation plan               28         16          24          13
                             ---------  ---------   ---------   ---------
  Shares outstanding for
   basic earnings per share
   calculation                 30,834     31,083      31,007      31,094
                             ---------  ---------   ---------   ---------

Basic earnings per share     $   0.41   $   0.13    $   1.05    $   0.46
                             =========  =========   =========   =========

Computation of diluted earnings per common share:

Numerator
  Net Income                 $ 12,531   $  4,008    $ 32,477    $ 14,160
  Reduced interest expense
   on assumed conversions of
   convertible subordinated
   debentures                      74         79         263         258
                             ---------  ---------   ---------   ---------
  Net income for diluted
   earnings per share
   calculation                 12,605      4,087      32,740      14,418
                             ---------  ---------   ---------   ---------
Denominator
  Basic weighted average
   shares outstanding          30,834     31,083      31,007      31,094

  Dilutive effect of stock
   options                        571         14         338          30

   Assumed conversions
   of convertible subordinated
   debentures                     288        308         288         308
                             ---------  ---------   ---------   ---------
  Shares outstanding for
   diluted earnings per share
   calculation                 31,693     31,405      31,633      31,432
                             ---------  ---------   ---------   ---------

Diluted earnings per share   $   0.40   $   0.13    $   1.04    $   0.46
                             =========  =========   =========   =========


8.   Business Segments

The Company operates its business in two segments. The
Financial Service segment ("FS") includes checks and forms, database marketing software, direct marketing and loan and deposit origination software sold primarily to financial institutions.

The Scantron segment includes optical mark reading equipment, scannable forms, survey services and field maintenance services. Scantron sells these products and services primarily to the commercial and education markets.

The Company's operations are primarily in the United States and Puerto Rico. There were no significant inter-segment sales and no material amounts of the Company's sales are dependent upon a single customer. Equity investments, as well as foreign assets, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those referred to in Note 2. Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss includes restructuring charges, software and other development and acquired in-process research and development costs written off but excludes interest income, interest expense and certain other non-operating gains and losses that are considered corporate items. Total assets of each business segment did not change materially from the amount disclosed in the 1998 Form 10-K.

In 1999, certain activities were reclassified between the FS business segment and Corporate operations. Prior periods have been restated for certain of these reclassifications.

Selected summarized financial information for 1999 and 1998 periods were as follows (in thousands):



                                  Business Segment
                              ------------------------ Corporate     Consol-
                                 FS        Scantron    and Other     idated
-----------------------------------------------------------------------------
Quarter ended October 1, 1999
Net Sales                     $  114,849   $  26,291               $ 141,140
Income (loss)                     25,760       6,001   $(13,278)      18,483

Quarter ended October 2, 1998
Net Sales                     $  122,894   $  24,470               $ 147,364
Income (loss)                     13,738       5,663   $(12,286)       7,115

Year to date October 1, 1999
Net Sales                     $  358,105   $  74,050               $ 432,155
Income (loss)                     82,724      12,282   $(43,280)      51,726

Year to date October 2, 1998
Net Sales                     $  359,356   $  66,818               $ 426,174
Income (loss)                     56,701      11,615   $(43,690)      24,626


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

RESULTS OF OPERATIONS THIRD QUARTER 1999 VERSUS 1998

Consolidated net sales for the quarter ended October 1, 1999 were $141.1 million compared to $147.4 million for the quarter ended October 2, 1998. FS sales totaled $114.8 million and $122.9 million and Scantron's sales totaled $26.3 million and $24.5 million for the third quarters of 1999 and 1998, respectively. The decrease of $8.1 million in FS sales was due to the impact of lower check volumes, reduced software revenues, which was anticipated, and some price mix erosion in traditional checks. Volumes for traditional checks decreased 6.5% in 1999 from 1998 due to business lost to bank mergers, reduced orders from a supplier of direct checks, a shift of certain order types to another product within marketing services and a one day shorter production cycle in 1999. Scantron's sales increased $1.8 million or 7.4% over 1998 largely due to acquisitions in its field service operations.

Consolidated gross profit increased to 48.7% in the third quarter of 1999 from 46.3% in the third quarter of 1998. FS margins continued to drive this improvement, which improved to 48.0% in 1999 from 44.8% in 1998, due to lower
manufacturing costs per check unit.   Scantron's gross
profit declined to 51.8% from 53.8% primarily due to the growth in field service operations, which has lower margins, and the introduction of new products.

Consolidated selling, general and administrative expenses increased by $3.3 million in the third quarter of 1999 from 1998, much of the increase resulting from investments in systems and processes. As a percentage of sales these expenses increased to 33.7% from 30.1%. Amortization of intangibles decreased by $1.0 million from the third quarter of 1998 compared to the third quarter of 1999. This decrease in amortization expense is related to a valuation adjustment for certain intangible assets recorded in the fourth quarter of 1998.

During the third quarter of 1998, the Company expensed $10.9 million of costs primarily associated with the development of a database marketing software product, which had previously been capitalized.

Consolidated income from operations increased $10.6 million from the third quarter of 1998. This improvement is primarily due to the software development charge and restructuring expenses recorded in the third quarter of 1998 and also to the improvement in FS gross margins in 1999.

Other income (expense) was an expense of $1.2 million in the third quarter of 1999, which was a decrease of $0.8 million from 1998 due primarily to investment income generated from incremental cash.

Consolidated income before income taxes increased $11.4 million compared to the third quarter of 1998.

The Company's consolidated effective income tax rate for the third quarter of 1999 was 32.2% compared to 43.7% for the third quarter of 1998. The decrease in the effective rate is due to a tax credit of $0.9 million as well as to a change in the effective tax rate for 1999. The rate change is due to improved earnings which reduce the impact of non-deductible goodwill. Also contributing to the change in the effective income tax is the aforementioned adjustment of intangible assets which reduced non-deductible goodwill in the 1999 period. The effective tax rate for 1999, excluding the impact of the tax credit, is estimated to be 39.0%.

The Company's net income for the third quarter of 1999 was $12.5 million compared to $4.0 million for 1998. Basic and diluted earnings per share were $0.41 and $0.40, respectively for the third quarter of 1999 compared to $0.13 in 1998. Third quarter 1999 earnings per share included the impact of a tax credit which had a favorable impact of $0.03 and the lowering the effective tax rate for the year to 39% which had a favorable impact of $0.01. Third quarter 1998 earnings included costs related to the development of software and restructuring charges which reduced earnings per share by $0.20 and $0.03, respectively.

RESULTS OF OPERATIONS YEAR TO DATE 1999 VERSUS 1998

Consolidated net sales for the nine months ended October 1, 1999 were $432.2 million compared to $426.2 million for the nine months ended October 2, 1998. FS sales totaled $358.1 million and $359.4 million and Scantron's sales totaled $74.0 million and $66.8 million for the first nine months of 1999 and 1998, respectively. The increase in FS revenues occurred in direct marketing and computer checks. Partially offsetting this growth was a decrease in revenue from database marketing software. Volumes for traditional checks increased 3.1% in 1999 over 1998 primarily due to new business from several large customers which began after the first quarter of 1998. The positive effect on FS revenues from the volume increase was reduced by a product mix shift to larger national accounts and overall pricing erosion. Scantron's sales increased $7.2 million or 10.8% over 1998. Scantron's revenue growth came from increases in its field service operations and also in its core scanning product areas.

Consolidated gross profit increased to 47.5% in 1999 from 43.6% in 1998. The improvement was driven largely by FS where gross profit improved to 47.5% in 1999 from 41.1% in 1998. The FS margin improvement was due to lower check manufacturing costs resulting from consolidation of manufacturing operations. Scantron's gross profit increased to 48.2% from 45.7% in the first nine months of 1999 over 1998, primarily due to sales and margin growth in its core scanning products.

Consolidated selling, general and administrative expenses increased $8.3 million over 1998 and increased as a percentage of sales from 31.9% in 1998 to 33.4% in 1999. Costs associated with Year 2000 remediation and investments in new systems and processes are the primary reasons for the increase. Amortization of intangibles decreased by $3.0 million over 1998 due to the previously mentioned valuation adjustment for certain intangible assets.

In 1998, the Company expensed $10.9 million of costs primarily associated the development of a database marketing software product which had previously been capitalized.

Consolidated income from operations increased by $30.1 million over 1998 primarily because of the improvement in FS gross margins and the software development charge and restructuring expenses recorded in 1998.

Other income (expense) was an expense of $4.8 million in 1999 as compared to $1.7 million in 1998. This change is primarily due to gains realized in 1998 from certain asset sales offset by the impact of investment income resulting from cash generated in 1999.

Consolidated income before income taxes increased $27.1 million over 1998.

The Company's consolidated effective income tax rate was 37.2% compared to 42.5% for 1998. The decrease in the effective rate is due to a tax credit of $0.9 million taken in 1999 as well as to a change in the effective tax rate for 1999. Without the tax credit, the Company's effective tax rate in 1999 would be 39.0%. The rate change is due to improved earnings which reduce the impact of non-deductible goodwill as well as the aforementioned adjustment of intangible assets which reduced non-deductible goodwill in the 1999 period.

The Company's net income for the nine months ended October
1, 1999 was $32.5 million compared to $14.2 million for 1998. Basic and diluted earnings per share were $1.05 and $1.04, respectively for the first nine months of 1999 compared to $0.46 in 1998. The 1999 earnings per share included a tax credit that had a favorable impact of $0.03.
Included in the calculation of earnings per share for the 1998 period were costs related to the development of software and restructuring charges, which reduced earnings per share by $0.20 and $0.09, respectively and gains on the sale of assets, which increased earnings per share by approximately $0.07.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities for the first nine months of 1999 were $65.5 million compared to $54.9 million for the first nine months of 1998. The primary uses of funds in the first nine months of 1999 were for repurchases of common stock and for capital expenditures.

In April 1999, the Company authorized the repurchase of up to 3.1 million shares of the Company's outstanding common stock, representing approximately ten percent of the Company's outstanding shares. The Company will make periodic purchases on the open market or in private transactions. Shares repurchased under the program can be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. The Company will fund the purchases from current cash flows. As of October 1, 1999, the Company had purchased 971,000 shares of its common stock under this program. The total expended to date has been $18.7 million, representing an average of $19.12 per share.

Purchases of property, plant and equipment totaled $16.6
million in the first nine months of 1999, compared to $26.0 million in 1998. Proceeds from the sale of property, plant and equipment were $1.3 million in the first nine months of 1999 compared to $6.5 million in 1998.

As of October 1, 1999, the Company's asset balances include a net unrealized gain of $3.6 million related to the Company's investment in Bottomline Technologies, Inc., which completed an initial public offering of its common stock to the public during the first quarter of 1999. The unrealized gain is recorded as a component of accumulated other comprehensive income in the shareholders' equity section of the balance sheet.

The Company has unsecured lines of credit which provide for borrowings up to $61.0 million. As of October 1, 1999, the Company had no outstanding balances under these lines of credit.

On October 1, 1999, the Company had $57.6 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

OUTLOOK

To improve service quality, further reduce costs and increase the profitability of its check printing operations, the Company will continue to evaluate the consolidation of its printing facilities, installation of new equipment and development of systems and processes for its production facilities.

Three printing facilities remain to be closed as part of the Company's plant consolidation program. One plant is scheduled to close during the fourth quarter, and the Company expects to incur insignificant incremental costs during these plant consolidations.

The Company anticipates check revenue to soften slightly for the remainder of the year in relation to current levels due to overall pricing erosion and product mix shift to a higher percentage of large national accounts. Also, fewer days of production and a general seasonal decline in order volumes is projected to have an impact on check revenue as well.
To increase revenues and profitability of its check printing operations, the Company is strengthening its marketing efforts with community accounts.

The Company introduced a new database marketing software product late in the third quarter. A full roll out and general release is scheduled for the fourth quarter. A new loan and deposit origination product is in development and scheduled for release in 2000. Until both products are in the market, the Company anticipates that marketing service revenue levels will be lower in comparison to 1998.

To support the current business strategies, the Company expects to incur additional charges related to the previously announced restructurings, predominantly for employee severance, of less than $1.0 million in 1999.

YEAR 2000 COMPLIANCE

Background

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips using just two digits rather than four to identify years (e.g., 98 for 1998). On January 1, 2000, any clock or date-recording mechanism, including date-sensitive software using only two digits to represent the year, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar activities. Therefore, the Company instituted a program in 1996 to assess and fix all potentially significant Year 2000 problems.

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

State of Readiness

The Company has completed the identification and readiness assessment of all IT and non-IT systems. A risk assessment was utilized to assign priorities to all IT and manufacturing components. All mission-critical applications have been 100% remediated. Compliance testing began in August 1998 and all mission critical applications have now been fully tested. A risk assessment has been completed for all non-IT systems including manufacturing and facility components. Testing of critical manufacturing and facility components has been completed. The Company believes that all significant Year 2000 problems related to IT and non-IT systems have been resolved.

The Company estimates that the total cost of repairing and testing IT and non-IT systems will be approximately $5.0 to $7.0 million, which will be funded through operating cash flows. Of such costs, approximately $4.7 million was incurred through October 1, 1999. Costs associated with correcting and testing existing systems are expensed as incurred. The Company believes that such costs will not have a material effect on its liquidity, financial condition or results of operations. The Company is replacing certain systems in the normal course of business with new systems, which are expected to improve functionality, usefulness and efficiency. Approximately $7.0 million will be spent on these activities in 1999, most of which will be capitalized. The timing of the replacement of systems was not accelerated as a result of Year
2000 issues.

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

In July 1998, the Company surveyed key suppliers and utilities initially identified as potentially mission critical to the Company. As of October 31, 1999, the Company had received survey responses from more than 99% of such third parties, each of which has provided written assurances that it expects to address all significant Year 2000 issues on a timely basis. The Company continues to follow up with third parties from whom it has not yet received responses and will update its risk assessment on a monthly basis. The Company is developing contingency plans, including a selection of alternate providers, should they be necessary. Visits have been made to the highest business critical vendors to confirm or establish certification.

The Company has finalized testing with key large customers and third parties to verify the readiness of electronic interfaces with these entities.

Risks and Contingency Planning

To the extent practicable, the Company is revising its existing business interruption contingency plans to address internal and external issues specific to the Year 2000 problem. These plans, which are intended to enable the Company to continue operating effectively, include performing certain processes manually, repairing or obtaining replacement systems, changing suppliers, and reducing or suspending operations. The Company has finalized its contingency planning for mission critical processes.

The Company has conducted a comprehensive analysis and risk assessment of the operational problems, customer disruption and costs (including loss of revenues) that would be most likely to result from the failure by the Company or certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. Contingency plans have been created for dealing with the most reasonably likely worst case scenarios for IT systems, non-IT systems, including manufacturing systems, facilities, vendors and customers as part of the Contingency Planning for mission critical business processes. In regard to the IT systems risk assessment, the most reasonably likely worst case scenario is that the Company's billing system (which has been certified as Year 2000 capable) will fail to function properly. Should the billing system fail completely, the Company would be unable to submit invoices to the customers for a period of time. In this situation the Company would expect to recover all or most of the unbilled revenue upon resolving the causes of the system failure.

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

Possible Consequences of Year 2000 Problems

To date, the Company has not identified any IT or non-IT system that presents a material risk of not being Year 2000 compliant or for which a suitable alternative cannot be implemented. However, as the Company conducts additional testing, it is possible that it may identify potential risks of Year 2000 disruption. It is also possible that such a disruption could have a material effect on the Company's financial condition and results of operations. In addition, if any key third parties who provide goods or services that are mission critical to the Company's business activities fail to appropriately address their Year 2000 issues despite their assurances to the Company, there could be a material adverse effect on the Company's financial condition and results of operations.

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

Many variables will impact the ability to improve service quality, production efficiencies and reduce expenses. These include, but are not limited to, the development and implementation of new technology and information systems used in the Company's manufacturing and call center operations. Further, there can be no assurance that the Company can reproduce or improve upon historic profit margin trends. Many factors can affect the Company's ability to improve profitability, including, among other factors, competitive pricing trends, the ability to secure similar materials prices and labor rates, and the ability to reduce the cost of manufacturing. Competition among suppliers, restricted supply of materials, labor and services, and other such factors outside of the Company's control, may adversely affect prices and may materially impact the Company's results.

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

Interest Rate Risk

The fair value of the Company's long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of the Company's long-term debt to a hypothetical 10% decrease in interest rates as of October 1, 1999
(in thousands):



                                      Carrying       Fair    Hypothetical
                                        Value       Value(a)   Fair Value(b)
-----------------------------------------------------------------------------
Long-term debt, including
   current portion                    $106,522     $100,741      $104,643
                                      ========     ========      ========

Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. ("Bottomline"). The change in market value is accounted for as a component of other comprehensive income. The following presents the value at risk for the Company's investment in Bottomline reflecting the high and low closing market prices for the nine months ended October 1, 1999 (in thousands):

                                      Carrying
                                       Value(c)     High(a)        Low(a)
-----------------------------------------------------------------------------
Investment in Bottomline              $  8,067     $ 53,633      $  8,067
                                      ========     ========      ========


(a)  Based on quoted market prices for these or similar items.
(b)  Calculated based on the change in discounted cash flow.
(c)  Based on market value as of October 1, 1999.

As of October 29, 1999, the carrying value of the Bottomline investment was $11.5 million.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Reference No.             Description of Exhibit

     27                  Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the quarterly period ended October 1, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)

        11/15/1999                          /s/ William M.Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice President,
                                          Corporate Controller
                                          (Principal Accounting Officer)