Form 10-K
period 1999-12-31
HARLAND JOHN H CO
filed 2000-03-30
CIK 45599

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                               Form 10-K

(Mark One)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999 or

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

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes (X)   No()

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|x|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on March 14, 2000 was $370,241,020.

The number of shares of the Registrant's Common Stock outstanding on March 14, 2000, was 28,271,357.

A portion of the Registrant's Definitive Proxy Statement dated March 17, 2000, is incorporated by reference in Part III hereof.

                   John H. Harland Company and Subsidiaries
                     Index to Annual Report on Form 10-K

                                                                      Page

                             Part I

Item 1:         Business                                               3

Item 2:         Properties                                             6

Item 3:         Legal Proceedings                                      6

Item 4:         Submission of Matters to a Vote of Security Holders    6

                Executive Officers of the Registrant                   6

                             Part II

Item 5:         Market for the Registrant's Common Equity and
                Related Stockholder Matters                            7

Item 6:         Selected Financial Data                                7

Item 7:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    7

Item 7A:        Quantitative And Qualitative Disclosures About
                Market Risk                                            7

Item 8:         Financial Statements and Supplementary Data            7

Item 9:         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                 7


                            PART III

Item 10:        Directors and Executive Officers of the Registrant     8

Item 11:        Executive Compensation                                 8

Item 12:        Security Ownership of Certain Beneficial Owners
                and Management                                         8

Item 13:        Certain Relationships and Related Transactions         8


                             PART IV

Item 14:        Exhibits, Financial Statement Schedule and
                Reports on Form 8-K                                    9

PART I
ITEM 1.   BUSINESS

General

     John H. Harland Company (the "Company" or the "Registrant") was founded in 1923 as a general printer and lithographer. The Registrant is incorporated under the laws of Georgia and is headquartered in Atlanta.

     The Company works with banks, credit unions, brokerage houses and financial software companies, providing these institutions with products and services that help strengthen relationships with their customers.
These offerings range from financial printing (checks, forms and business products) to database marketing software, direct marketing, and loan and deposit origination software. The Company's subsidiary, Scantron Corporation ("Scantron"), sells information management products and services, including optical mark reading equipment, scannable forms, survey solutions and field maintenance services. Scantron sells these products and services primarily to the financial, commercial and education markets.

     The Company serves its major markets through two primary business segments, each of which is described below. Reference is made to Note 13 of the Notes to Consolidated Financial Statements on page F25 of this Annual Report on Form 10-K with respect to information concerning the Company's business segments.

Financial Services

     The Financial Services ("FS") segment focuses on providing products and services to financial institutions, including banks, credit unions, brokerage houses and financial software companies. These offerings range from financial printing (checks, forms and business documents) to database marketing systems, direct marketing campaign management, and loan and deposit origination software.

     FS traditional printed products are checks, forms and related magnetic ink character recognition ("MICR") documents sold to financial institutions and their customers. These documents include personal, business and computer checks and forms. FS also produces a variety of financial documents, in conjunction with personal and/or small business financial software applications. Through a strategic alliance with Bottomline Technologies, Inc ("Bottomline"), FS offers point-of-service capability to produce MICR-readable documents. The Company also has an equity investment in Bottomline source totaling 5.4% of Bottomline's outstanding common stock.

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

     Recognizing that the needs of its customers for additional products and services are increasing and that growth in financial printing is slowing, the Company began expanding its offerings several years ago. The Company now also offers financial institutions a variety of products and services designed to strengthen customer relationships and increase their profitability. These products and services include database marketing systems, direct marketing campaign management and loan and deposit origination software.

     Product expansion has benefited from a number of acquisitions, including two companies that offer marketing customer information file ("MCIF") software and related services. The Company markets these products and services under the term "Decision Support" Financial institutions use this software to identify the profitability of customers and prospects, develop sound marketing strategies and execute information-driven plans aimed at building and retaining profitable relationships.

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

     The market for the Company's Decision Support products and services is growing within the financial services industry. More than 1,000 financial institutions utilize one of the Company's database marketing products, giving the Company a leadership position in this emerging market.

     The Company is now developing a suite of ancillary products designed to increase the effectiveness of financial institutions' MCIF systems, including linking a bank's Web site to its MCIF system, enabling targeted one-to-one marketing efforts via the Internet.

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

     FS markets its products and services through sales groups focused on national accounts, community banks and credit unions, brokerage firms, financial software companies and other commercial companies. Database marketing and direct marketing specialists support this sales force.

     FS principal raw materials are safety paper, form paper and MICR bond paper. Other related products, such as vinyl, inks, checkboards, packaging material and miscellaneous supplies are purchased from a number of suppliers. The Company believes that adequate raw materials will be available to support FS operations.

     The Company believes that the loss of any one FS customer would not have a materially adverse effect on its consolidated results of operations.

Scantron Corporation

     Scantron was founded in 1972 and acquired by the Company in 1988. Scantron provides products and services utilized primarily in the areas of surveying, assessment and data collection for financial, commercial and educational institutions. These primary offerings include scannable forms, financial optical mark readers ("OMRs"), application software and maintenance services.

     Scantron's brand awareness is strong in the K-12 and post secondary education markets, where the name "Scantron" is readily associated with testing and data collection technology. In addition to test scoring, a Scantron system, which includes a scanner, forms and software, is used to collect and analyze data for surveys, grade reporting and balloting.

     Related lines of businesses include the Scantron Survey Solutions, which offers full-service data collection and survey solutions; and the Scantron Services Group, a provider of scanner, personal computer, and network systems maintenance, support and installation services.

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

Employees

     As of December 31, 1999, the Company and its subsidiaries employed 5,068 people.

ITEM 2.   PROPERTIES

     As of December 31, 1999, the Company and its subsidiaries owned 13 facilities located in 10 states, all but three of which were primarily production and service facilities. The Company leases 17 facilities for printing and/or warehouse activities. The Company also leases office space for sales and service activities where there are no production facilities, as well as space for two of its subsidiaries. These leases have expiration dates ranging from 2000 to 2012. The Company owns its executive offices in Atlanta, Georgia.

ITEM 3.   LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to all executive officers of the Company.

     Name               Age   Office Held
Timothy C. Tuff          52   President and Chief Executive Officer
Charles B. Carden        55   Vice President and Chief Financial Officer
S. David Passman III     47   Vice President and General Manager -
                              South/International Region
Earl W. Rogers Jr.       51   Vice President, Manufacturing Services and
                              Technology
John C. Walters          59   Vice President, Secretary and General Counsel

     Mr. Tuff was elected to his present positions with the Company in 1998. For the prior five years he served as President and Chief Executive Officer of Boral Industries, Inc., managing the North American and European operations of Australian-based Boral, Ltd., a world leader in building and construction materials.

     Mr. Carden joined the Company on June 30, 1999. He previously served as Executive Vice President and Chief Financial Officer of Mariner Post-Acute Network, a health care provider, since 1996, prior to which he was employed by Leaseway Transportation Corp. for 14 years, last serving as Senior
Vice President and Chief Financial and Administrative Officer.

     Mr. Passman joined the Company in 1996 as Senior Vice President and Chief Financial Officer and assumed his present position in 1999. He was previously employed by Deloitte & Touche LLP for 20 years, last serving as Managing Partner of its Atlanta office.

     Mr. Rogers has been employed as an executive officer of the Company for more than the past five years.

     Mr. Walters joined the Company in 1996. He previously served as Executive Vice President of First Financial Management Corporation, a diversified information and financial services company, from 1994 through 1995 and as General Counsel of its Western Union subsidiary for six years.

     Mr. Tuff also serves on the Board of Directors. Officers are elected annually and serve at the pleasure of the Board.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     See the information with respect to the market for and number of holders of the Company's common stock, quarterly market information and dividend information which is set forth on page F28. The Company has an established policy of making quarterly dividend payments to shareholders. The Company expects to pay future cash dividends depending upon the Company's pattern of growth, profitability, financial condition and other factors which the Board of Directors may deem appropriate.

ITEM 6.   SELECTED FINANCIAL DATA

     See the information with respect to selected financial data on page F28.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F2 through F7.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the information with respect to Quantitative And Qualitative Disclosures About Market Risk on pages F6 and F7 under the captions Market Risk, Interest Rate Risk and Equity Price Risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information with respect to Financial Statements and Supplementary Data on pages F8 through F28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Directors required herein is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders dated
March 17, 2000 (the "Proxy Statement").

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K
                                                               Page in this
                                                               Annual Report
                                                               on Form 10-K
                                                               -------------
(a)1. Financial Statements:

Management's Discussion and Analysis of
   Operations and Financial Condition                                     F2
Consolidated Balance Sheets                                               F8
Consolidated Statements of Operations                                    F10
Consolidated Statements of Cash Flows                                    F11
Consolidated Statements of Shareholders' Equity                          F12
Notes to Consolidated Financial Statements                               F13
Independent Auditors' Report                                             F26
Management Responsibility for Financial Statements                       F27
Supplemental Financial Information (unaudited)                           F28


(a)2. Financial Statement Schedule:

Schedule II. Valuation and Qualifying Accounts                            S1

All other schedules have been omitted since the information required is either in the financial statements or notes thereto or is not required.

(a)3.  Exhibits
     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference.)

3.1   *   Amended and Restated Articles of Incorporation (Exhibit B to
          Registrant's Definitive Proxy Statement dated March 12,1999).
3.2   *   Bylaws, as amended through February 1, 1999 (Exhibit 3.2 to
          Registrant's Annual Report on Form 10-K ("1998 10-K") for the year ended December 31, 1998).
4.1 Indenture relating to 6.75% Convertible Subordinated Debentures due 2011 of Scantron Corporation (omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K; will be furnished to the Commission upon request).
4.2   *   Rights Agreement, dated as of December 17, 1998, between
          Registrant and First Chicago Trust Company of New York (Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 1, 1999).
4.3   *   Note Agreement dated as of December 1, 1993 relating to
          Registrant's 6.60% Series A Senior Notes Due December 30, 2008 (Exhibit 4.5 to the 1995 10-K).
4.4 See Articles IV, V and VII of Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of Registrant's Bylaws, filed as Exhibit 3.2.
10.1   *  Form of Deferred Compensation Agreement between the
          Registrant and Earl W. Rogers Jr. (Exhibit 10.3 to the 1993 10-K).
10.2 * Form of Amendment to Deferred Compensation Agreement between Registrant and Mr. Rogers (Exhibit 10.6 to the 1993 10-K).
10.3   *  Form of Noncompete and Termination Agreement between
          Registrant and S. David Passman III, Mr. Rogers and John C. Walters (Exhibit 10.6 to the 1995 10-K).
10.4   *  Form of Executive Life Insurance Plan between Registrant and
          Mr. Rogers (Exhibit 10.8 to the 1993 10-K).
10.5   *  Noncompete and Termination Agreement, dated as of October 6,
          1998, between Registrant and Timothy C. Tuff (Exhibit 10.7 to the 1998 10-K).

10.6 * Restricted Stock Agreement, dated October 6, 1998, between Registrant and Mr. Tuff (Exhibit 10.8 to the 1998 10-K).
10.7 * Supplemental Retirement Agreement, dated as of January 14, 1999, between Registrant and Mr. Tuff (Exhibit 10.9 to the 1998 10-K).
10.8   *  John H. Harland Company 1999 Stock Option Plan, as amended
          (Exhibit 99.1 to Registrant's Registration Statement on Form S-8, File No. 333-94727).
10.9   *  John H. Harland Company Employee Stock Purchase Plan, as
          amended (Exhibit 10.10 to the 1995 10-K).
10.10  *  John H. Harland Company Deferred Compensation Plan for
          Outside Directors (Exhibit 10.10 to the 1996 10-K)
21        Subsidiaries of the Registrant.
23        Independent Auditors' Consent.
27.1      Financial Data Schedule for the year ending December 31, 1999
          10-K.
27.2      Financial Data Schedule for the years ending December 31, 1998 and
          1997 10-K.
27.3 Financial Data Schedule for first, second, and third fiscal quarters of the year ending December 31, 1999 10-Q.
27.4 Financial Data Schedule for first, second, and third fiscal quarters of the year ending December 31, 1998 10-Q.

(b)  Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN H. HARLAND COMPANY

/s/Charles B. Carden     3/30/2000  /s/ William M. Dollar   3/30/2000
______________________   ________  ______________________   ________
Charles B. Carden        Date      William M. Dollar          Date
Vice President                     Vice President
Chief Financial Officer            Corporate Controller
(Principal Financial Officer)      (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   /s/Timothy C. Tuff       3/23/2000
______________________   ________  ______________________   ________
John H. Weitnauer Jr.    Date      Timothy C. Tuff          Date
Chairman                           President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

                                   /s/Juanita P. Baranco    3/21/2000
______________________   ________  ______________________   ________
William S. Antle III     Date      Juanita P. Baranco       Date
Director                           Director

/s/Edward J. Hawie       3/23/2000 /s/John D. Johns         3/21/2000
______________________   ________  ______________________   ________
Edward J. Hawie          Date      John D. Johns            Date
Director                           Director

/s/Richard K. Lochridge  3/21/2000 /s/John J. McMahon Jr.   3/21/2000
______________________   ________  ______________________   ________
Richard K. Lochridge     Date      John J. McMahon Jr.      Date
Director                           Director

/s/G. Harold Northrop    3/21/2000 /s/Larry L. Prince       3/21/2000
______________________   ________  ______________________   ________
G. Harold Northrop       Date      Larry L. Prince          Date
Director                           Director

/s/Eileen M. Rudden      3/24/2000 /s/Robert A. Yellowlees  3/22/2000
______________________   ________  ______________________   ________
Eileen M. Rudden         Date      Robert A. Yellowlees     Date
Director                           Director

                   JOHN H. HARLAND COMPANY AND SUBSIDIARIES

                      Index to Information For Inclusion
                      in the Annual Report on Form 10-K
                     for the year ended December 31, 1999


Management's Discussion and Analysis of
   of Results of Operations and Financial Condition                      F2

Consolidated Financial Statements
   and Notes to Consolidated Financial Statements                        F8

Independent Auditors' Report                                            F26

Management Responsibility For Financial Statements                      F27

Supplemental Financial Information (Unaudited)                          F28

Financial Statement Schedule                                             S1

									-F1-

JOHN H. HARLAND COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     John H. Harland Company (the "Company") operates its business in two segments. The Financial Services segment ("FS") includes checks and bank forms, database marketing software, direct marketing services, and loan and deposit origination software sold primarily to financial institutions.

     The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including optical mark reading ("OMR") equipment, scannable forms, survey solutions and field maintenance. Scantron sells these products and services to the commercial, financial and education markets.

     During 1999, the Company elected to reclassify certain items in its consolidated statements of operations. As a result, net sales, cost of sales and selling, general and administrative expenses have been restated for all prior periods to reflect these new classifications (see Note 1 to the consolidated financial statements).

Results of Operations
1999 versus 1998

     Consolidated net sales for the year ended December 31, 1999 were $702.5 million, compared to $673.9 million for the year ended December 31, 1998, an increase of 4.2%. FS sales were $604.9 million in 1999, an increase of 3.3% over 1998. The increase in FS sales was spread among printing operations, but the largest increase was in direct marketing operations. In traditional checks, a volume decline of 1.0% was moderated by a small positive price variance that resulted despite the pricing pressure experienced in large contract renewals. Revenue from software operations, which include database marketing software and loan and deposit origination software, declined during 1999 due to a drop in new installations resulting from delays in introduction of new generation software products. The initial installations of Max$ell for Windows(R) occurred during the fourth quarter of 1999.

     Scantron's sales were $97.6 million in 1999, an increase of 10.4% over 1998. The increase occurred primarily in field maintenance and was largely the result of an acquisition in late 1998. Scantron's sales of OMR equipment and scannable forms also contributed to the increase.

     Consolidated gross profit increased by 11.8% from 1998 to $264.3 million and increased as a percentage of sales from 35.1% in 1998 to 37.6% in 1999. In FS, gross profit as a percentage of sales increased to 35.8% from 32.7%, as all operating areas in this segment other than software showed improvement in 1999. The improvement came largely from lower printing production costs resulting from plant consolidations, process improvements and lower cost of raw materials. In addition, direct marketing margins increased through improved pricing. Scantron's gross profit increased by 6.6% over 1998 but decreased as a percentage of sales to 49.0% from 50.7%, primarily reflecting declines in gross margins for the service group and for the technology group, which includes survey solutions, partially offset by an improvement in gross margin for scannable forms and OMR equipment.

     Selling, general and administrative expenses ("SG&A") totaled $185.1 million in 1999, an increase of 8.6% over 1998. As a percentage of sales, SG&A increased from 25.3% in 1998 to 26.3% in 1999. Higher expenses included costs associated with the development of internal systems and processes and the development of software products. In addition, the Company also incurred higher sales commissions due to changes in program design and higher expenses for incentive compensation.

									-F2-

     In 1998, the Company expensed $12.8 million primarily associated with the development of the Harland Relationship Manager software system. Development costs related to this product had been previously capitalized. In December 1998, the Company decided to discontinue the development of this product.

     During 1998, the Company recognized restructuring charges totaling $51.1 million. Of this total, $4.9 million was incurred during the first nine months of 1998 and was primarily for severance-related expenses applicable to the plant network restructuring announced in 1996 and to certain other organizational changes. The Company recognized $46.2 million in the quarter ended December 31, 1998 related to organizational changes announced in December 1998 and to impairment of assets due to the decision to discontinue development of Harland Relationship Manager.

     Amortization of intangibles in 1999 decreased by $4.2 million from 1998 primarily due to the write-down of certain intangible assets in the 1998 restructuring charge.

     Other income was $2.4 million in 1999 versus $4.7 million in 1998.
In 1999, the primary component was interest income from temporary investments. The 1999 total also included a $1.2 million gain on sale of certain investments, offset by a loss of $1.1 million from disposal of certain assets of a small subsidiary of Scantron. In 1998, the total included gains of $3.9 million from the sale of a Company aircraft and certain check production facilities.

     The Company's effective income tax rate in 1999 was 37.7%, which included the benefit of a $924,000 tax credit. In 1998, the effective tax rate, before the effect of restructuring charges, was 42.5%. See Note 6 to the consolidated financial statements for factors impacting the tax rate in each year.

     Net income for 1999 was $42.7 million compared to a net loss of $20.6 million for 1998. Basic and diluted earnings per share for 1999 were $1.39 and $1.37, respectively, compared to basic and diluted loss per share of $0.66 in 1998. Included in the calculation for 1998 were restructuring charges and costs related to the development of software, which reduced earnings by $1.41 and $0.23 per share, respectively. These were offset partially by gains on the sale of assets, which increased earnings per share by $0.07.

Results of Operations
1998 versus 1997

     Consolidated net sales for the year ended December 31, 1998 were $673.9 million compared to $660.0 million for the year ended December 31, 1997. FS sales were 1.9% higher in 1998 in relation to 1997, totaling $585.5 million versus 1997's total of $574.7 million. Traditional check volumes increased 7.4% due to the implementation of large contracts during 1998, but the impact was diluted by a decrease in average check unit pricing. The decline in pricing reflected a continued trend in discounting in traditional check markets, along with the impact of higher volume, lower-priced national accounts. Revenue from direct marketing grew by $6.5 million in 1998,although much of the increase was offset by the impact of a decline in installations of database marketing software resulting from a delay in introduction of new products. Scantron's net sales increased by $3.2 million, or 3.8%, over 1997 due to expansion of field maintenance operations.

     Consolidated gross profit increased from 34.4% of sales in 1997 to 35.1% in 1998. FS gross profit as a percentage of sales increased to 32.7% in 1998 from 32.1% in 1997. This increase resulted from lower costs for printed products in 1998 due to improvements in operations from plant consolidations and process improvements. Scantron's gross profit as a percentage of sales increased to 50.7% in 1998 from 50.1% in 1997, due primarily to an improvement in margins for forms and OMR products.

									-F3-

     Consolidated SG&A decreased $1.2 million in 1998 in comparison to the previous year. Increases in SG&A resulting from higher technology spending and management bonuses were more than offset by decreases in selling expenses due to reductions in headcount during early 1998 and lower customer service costs. In 1997, the Company had incurred significant start-up costs as it consolidated its customer service functions. SG&A decreased as a percentage of sales to 25.3% in 1998 from 26.0% in 1997.

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

     During 1998, the Company recognized restructuring charges totaling $51.1 million. Of this total, $4.9 million was incurred during the first nine months of 1998 and was primarily for severance-related expenses applicable to the plant network restructuring announced in 1996 and to certain other organizational changes. The Company recognized $46.2 million in the quarter ended December 31, 1998, related to organizational changes announced in December 1998 and to impairment of assets due to the decision to discontinue development of Harland Relationship Manager.

     Amortization of intangibles decreased by $3.1 million from 1997 compared to 1998 due to certain intangible assets becoming fully amortized in 1997.

     Interest expense declined from $8.4 million in 1997 to $7.5 million in 1998 due to reductions in short-term debt. Other income increased to $4.7 million in 1998 from $3.8 million in 1997 due to gains from the sale of production facilities and the Company aircraft.

     The Company had tax expense of $9.7 million on a pretax loss of $11.0 million in 1998. The Company incurred tax expense due to the effects of permanent tax differences associated with certain intangible assets, which made up a large portion of the restructuring charges incurred in 1998. The consolidated effective income tax rate for 1997 was 41.5%.

     The Company's net loss in 1998 was $20.6 million compared to net income of $17.3 million for 1997. Basic and diluted loss per share for 1998 was $0.66 in 1998 compared to basic and diluted earnings per share of $0.56 in 1997. Earnings for 1998 included costs related to the development of software and to restructuring charges, which reduced earnings by $0.23 and $1.41 per share, respectively, offset by gains on the sales of assets, which increased earnings by $0.07 per share. Net income in 1997 included restructuring charges and other development costs, which reduced earnings per share by $0.07 and $0.08, respectively, offset by gains on the sale of buildings, which increased earnings per share by $0.05.

Financial Condition, Capital
Resources and Liquidity

     Cash flows provided from operations in 1999 were $96.6 million, an increase of 18.7% over $81.4 million for 1998. The primary uses of funds in 1999 were for the Company's stock repurchase program, capital expenditures, refundable contract payments and dividend payments to shareholders.

     In April 1999, the Company's Board of Directors authorized the repurchase of up to 3.1 million shares of the Company's outstanding common stock, representing approximately ten percent of the Company's then outstanding shares. Through December 31, 1999, the Company had paid $49.5 million to repurchase 2,629,623 shares under this authorization. In 1998, the Company repurchased 200,000 shares for $2.9 million under a previous authorization. The Company also had other transactions related to the issuance of treasury

									-F4-
stock for its employee stock plans. The funding of stock purchases came from internally generated cash.

     Capital expenditures totaled $23.8 million in 1999 compared to $33.5 million in 1998. Proceeds from the sale of property, plant and equipment were $1.8 million in 1999 versus $10.6 million in 1998.

     The Company has unsecured lines of credit, which provide for borrowing of up to $61.0 million. As of December 31, 1999, there were no outstanding balances under these lines of credit.

     On December 31, 1999, the Company had $49.8 million in cash and cash equivalents. The Company believes that its current cash position and its strong flow of funds from operations will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures, purchases of treasury shares and other corporate needs during 2000. Management is not aware of any condition that would materially alter this trend. The Company also believes that it has sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

Outlook

     The Company's operating results have been positively impacted by a number of factors during 1999, including significant improvements in gross margins for its checks business and growth in direct marketing revenues. The Company will continue to consolidate printing facilities, install new equipment and develop systems and processes to increase profitability and improve service in its checks and other operations. Two printing facilities remain to be closed as part of the previously announced plant consolidation program.
These plants will close during 2000 and early 2001.

     The Company expects continued pricing pressure from renewals and acquisitions of check printing contracts. In an effort to increase volume and pricing, the Company has strengthened its marketing efforts with regional and community accounts.

     The Company introduced its Windows(R) version of Max$ell, its database marketing software, in late 1999. The new release and ancillary products in database marketing along with the introduction of other software products in development should result in increased software revenues in 2000.

     The Company expects to incur immaterial charges during 2000 for additional employee severance related to previously announced restructurings.

Risk Factors and
Cautionary Statements

     When used in this report and in subsequent filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in written or oral statements made by authorized representatives of the Company, the words or phrases "should result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including, but not limited to, those discussed below that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date such statements are made and which may or may not be based on historical experiences and/or trends which may or may not continue in the future. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of unanticipated events.

									-F5-

     Various factors may affect the Company's financial performance, including, but not limited to, those factors discussed below and could cause the Company's actual results for future periods to differ from any opinions, statements or projections expressed with respect thereto. Such differences could be material and adverse.

     Many variables will impact the ability to improve service quality, increase production efficiencies and reduce expenses. These include, but are not limited to, the development and implementation of new technology including digital printing systems and systems used in the Company's manufacturing and call center operations. Further, there can be no assurance that the Company can reproduce or improve upon historic profit margin trends. Many factors can affect the Company's ability to improve profitability, including, among other factors, competitive pricing trends, the ability to secure similar materials prices and labor rates and the ability to reduce the cost of manufacturing. Competition among suppliers, restricted supply of materials, labor, services and other such factors outside of the Company's control, may adversely affect costs and may materially impact the Company's results.

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

     While the Company believes substantial growth opportunities exist in FS, specifically marketing services such as database marketing software, direct marketing and loan and deposit origination software, there can be no assurances that the Company will achieve its growth targets. There are many variables relating to the development and sale of new software products, including the timing and costs of the development effort, product performance, functionality, product acceptance and competition. Also, no assurance can be made as to market acceptance and to the potential impact of governmental regulations on the Company's ability to expand its software and direct marketing business and meet projected growth targets.

Market Risk

     All financial instruments held by the Company are held for purposes other than trading and are exposed to primarily two types of market risks: interest rate and equity price.

Interest Rate Risk

     The fair value of the Company's long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of the Company's long-term debt to a hypothetical 10% decrease in interest rates as of December 31, 1999 (in thousands):

                                Carrying     Fair      Hypothetical
                                 Value      Value(a)   Fair Value(b)
_________________________________________________________________________
Long-term
  debt, including
  current portion              $106,451     $98,371     $102,158


(a) Based on quoted market prices for these or similar items.
(b) Calculated based on changes in discounted cash flow.

									-F6-

Equity Price Risk

     The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. ("Bottomline"). The change in market value is accounted for as a component of other comprehensive income. The following presents the value at risk for the Company's investment in Bottomline reflecting the high and low closing market prices for the year ended December 31, 1999
(in thousands):

                            Carrying
                            Value(a)           High     Low
_________________________________________________________________________
Investment
  in Bottomline               $20,930        $53,633   $8,067

(a)  Based on market value as of December 31, 1999.

Year 2000 Readiness

     The Company's Year 2000 initiative defined and provided a continuing process for assessment, remediation planning and plan implementation to achieve a level of readiness that would meet the computer-related challenges presented by the Year 2000 in a timely manner. Based on these efforts, the Company considered its critical systems, critical electronic assets, relationships with key business partners and contingency plans ready as of December 31, 1999. The Company suffered no material consequences in January 2000 in these areas due to the Year 2000 issues.

     The Company believes that it will not incur significant expense related to the Year 2000 initiatives in the year ending December 31, 2000.

New Accounting Standard

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company beginning
January 1, 2001. The Company has not yet completed its analysis of the impact of the statement.

									-F7-

                  JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share amounts)
                                                         December 31,
                                                      1999        1998
 -----------------------------------------------------------------------
 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                        $  49,823   $  42,541
 Accounts receivable from customers, less
   allowance for doubtful accounts of $6,456
   and $6,806                                        60,901      68,925
 Inventories:
   Raw materials and semi-finished goods             22,628      22,865
   Hardware component parts                             191         422
   Finished goods                                       592       1,605
 Deferred income taxes                               12,664      14,396
 Other                                                6,249       8,601
 -----------------------------------------------------------------------
 Total current assets                               153,048     159,355
 -----------------------------------------------------------------------

 INVESTMENTS AND OTHER ASSETS:
 Investments                                         23,167       4,276
 Goodwill and other intangibles - net                61,213      68,172
 Deferred income taxes                                9,911      14,600
 Refundable contract payments                        19,793      14,031
 Other                                               12,277      10,441
 -----------------------------------------------------------------------
 Total investments and other assets                 126,361     111,520
 -----------------------------------------------------------------------

 PROPERTY, PLANT AND EQUIPMENT:
 Land                                                 3,019       3,271
 Buildings and improvements                          42,579      41,569
 Machinery and equipment                            202,655     182,190
 Furniture and fixtures                              10,491      15,716
 Leasehold improvements                               6,607       5,211
 Additions in progress                                7,204      11,265
 -----------------------------------------------------------------------
 Total property, plant and equipment                272,555     259,222
 Less accumulated depreciation and amortization     160,559     138,327
 -----------------------------------------------------------------------
 Property, plant and equipment - net                111,996     120,895
 -----------------------------------------------------------------------

 Total                                            $ 391,405   $ 391,770
 =======================================================================

 See Notes to Consolidated Financial Statements.

									-F8-

 CONSOLIDATED BALANCE SHEETS (continued)

                                                         December 31,
                                                      1999        1998
 -----------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts payable - trade                         $  29,587   $  29,441
 Deferred revenues                                   22,471      23,821
 Accrued liabilities:
   Salaries, wages and employee benefits             25,793      26,495
   Restructuring costs                                1,238       9,059
   Taxes                                              6,284       5,353
   Other                                             13,360      12,213
 -----------------------------------------------------------------------
 Total current liabilities                           98,733     106,382
 -----------------------------------------------------------------------

 LONG-TERM LIABILITIES:
 Long-term debt                                     106,446     107,071
 Other                                               17,200      16,003
 -----------------------------------------------------------------------
 Total long-term liabilities                        123,646     123,074
 -----------------------------------------------------------------------

 Total liabilities                                  222,379     229,456
 -----------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (see Note 12)

 SHAREHOLDERS' EQUITY:
 Series preferred stock, authorized 500,000
   shares of $1.00 par value, none issued
 Common stock, authorized 144,000,000 shares of
   $1.00 par value, 37,907,497 shares issued         37,907      37,907
 Additional paid-in capital                               -           -
 Retained earnings                                  326,049     293,425
 Accumulated other comprehensive income (loss)       19,091        (400)
 Unamortized restricted stock award                    (415)       (470)
 -----------------------------------------------------------------------
                                                    382,632     330,462
 Less 9,263,895 and 6,814,638 shares in
   treasury, at cost                                213,606     168,148
 -----------------------------------------------------------------------
 Total shareholders' equity                         169,026     162,314
 -----------------------------------------------------------------------

 TOTAL                                            $ 391,405   $ 391,770
 =======================================================================

 See Notes to Consolidated Financial Statements.

									-F9-

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                 Year ended December 31,
                                              1999       1998       1997
 -------------------------------------------------------------------------
 NET SALES                                $ 702,512  $ 673,947  $ 659,954
 -------------------------------------------------------------------------
 COST AND EXPENSES:
 Cost of sales                              438,223    437,598    432,665
 Selling, general and administrative
   expenses                                 185,072    170,466    171,620
 Software and other development charges           -     12,771      4,477
 Amortization of intangibles                  6,035     10,213     13,348
 Restructuring charge                             -     51,087      3,644
 -------------------------------------------------------------------------
 Total                                      629,330    682,135    625,754
 -------------------------------------------------------------------------

 INCOME (LOSS) FROM OPERATIONS               73,182     (8,188)    34,200
 -------------------------------------------------------------------------

 OTHER INCOME (EXPENSE):
 Interest expense                            (7,170)    (7,457)    (8,421)
 Other - net                                  2,447      4,684      3,787
 -------------------------------------------------------------------------
 Total                                       (4,723)    (2,773)    (4,634)
 -------------------------------------------------------------------------

 INCOME (LOSS) BEFORE INCOME TAXES           68,459    (10,961)    29,566

 INCOME TAXES                                25,775      9,686     12,270
 -------------------------------------------------------------------------
 NET INCOME (LOSS)                        $  42,684  $ (20,647) $  17,296
 =========================================================================

 EARNINGS (LOSS) PER COMMON SHARE
    BASIC                                 $    1.39  $    (.66) $     .56
    DILUTED                               $    1.37  $    (.66) $     .56
 =========================================================================

See Notes to Consolidated Financial Statements.

									-F10-


                      JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                                           Year ended December 31,
                                                        1999       1998       1997
 -----------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income (loss)                                   $ 42,684   $(20,647)  $ 17,296
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                        29,738     27,463     25,266
   Amortization                                        10,826     14,952     14,008
   Provision for restructuring charge                       -     46,857     (2,341)
   Software development charge                              -     10,927          -
   Loss (gain) on sale of assets                        1,547     (2,991)    (2,746)
   Other - net                                          3,531      5,184      3,859
   Change in assets and liabilities net of
     effects of businesses acquired/disposed:
     Deferred income taxes                              5,040     (8,738)     8,102
     Accounts receivable                                6,913       (680)    (3,534)
     Inventories and other current assets               3,324     18,495     (2,588)
     Accounts payable and accrued expenses             (6,969)    (9,449)     9,032
 -----------------------------------------------------------------------------------
 Net cash provided by operating activities             96,634     81,373     66,354
 -----------------------------------------------------------------------------------

 INVESTING ACTIVITIES:
 Purchases of property, plant and equipment           (23,794)   (33,486)   (45,394)
 Proceeds from sale of property, plant and equipment    1,797     10,627     27,486
 Payment for acquisition of businesses -
   net of cash acquired                                     -     (2,252)         -
 Other - net                                          (10,905)   (15,525)    (3,444)
 -----------------------------------------------------------------------------------
 Net cash used in investing activities                (32,902)   (40,636)   (21,352)
 -----------------------------------------------------------------------------------

 FINANCING ACTIVITIES:
 Short-term borrowings - net                               24          -    (43,089)
 Repayment of long-term debt                             (625)    (2,287)    (4,717)
 Purchases of treasury stock                          (49,535)    (2,999)    (2,221)
 Issuance of treasury stock                             2,154      2,507      4,771
 Dividends paid                                        (9,188)    (9,328)    (9,287)
 Other - net                                              720        907       (122)
 -----------------------------------------------------------------------------------
 Net cash used in financing activities                (56,450)   (11,200)   (54,665)
 -----------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents       7,282     29,537     (9,663)
 Cash and cash equivalents at beginning of year        42,541     13,004     22,667
 -----------------------------------------------------------------------------------
 Cash and cash equivalents at end of year            $ 49,823   $ 42,541   $ 13,004
 ===================================================================================

 Cash paid during the year for:
    Interest                                         $  7,133   $  7,085   $  8,270
 ===================================================================================
    Income taxes                                     $ 19,013   $ 13,546   $  5,529
 ===================================================================================

 See Notes to Consolidated Financial Statements.

									-F11-

                                      JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands, except share and per share amounts)
                                                   --- Years Ended December 31, 1999, 1998 and 1997 ---
                                                                         Accumulated               Unamortized
                                                Additional                  Other                   Restricted	   Total
                                      Common     Paid-In     Retained   Comprehensive   Treasury     Stock	    Shareholders'
                                      Stock      Capital     Earnings    Income (Loss)    Stock       Award	       Equity
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996            $ 37,907  $  2,032    $ 316,315      $    54     $(173,905)  $     -       $ 182,403
Net income                                                     17,296                                               17,296
Other comprehensive loss:
   Foreign currency
     translation adjustments                                                  (240)                                   (240)
                                                                                                                   --------
Comprehensive income                                                                                                17,056
                                                                                                                   --------
Cash dividends, $.30 per share                                 (9,287)                                              (9,287)
Purchase of 107,558 shares of treasury
  stock                                                                                   (2,221)                   (2,221)
Issuance of 241,554 shares of treasury
  stock under employee stock plans and
  conversion of debentures                          (678)                                  5,449                     4,771
Other                                                104                                                               104
---------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997              37,907     1,458      324,324         (186)     (170,677)        -         192,826
Net loss                                                      (20,647)                                             (20,647)
Other comprehensive loss:
   Foreign currency
     translation adjustments                                                  (214)                                   (214)
                                                                                                                   --------
Comprehensive loss                                                                                                 (20,861)
                                                                                                                   --------
Cash dividends, $.30 per share                                 (9,328)                                              (9,328)
Purchase of 205,543 shares of treasury
  stock                                                                                   (2,999)                   (2,999)
Issuance of 240,429 shares of treasury
  stock under employee stock plans and
  restricted stock award                          (1,458)      (1,046)                     5,528      (505)          2,519
Other                                                             122                                   35             157
---------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998              37,907        -       293,425         (400)     (168,148)     (470)        162,314
Net income                                                     42,684                                               42,684
Other comprehensive income:
   Foreign currency
     translation adjustments                                                   528                                     528
   Unrealized gains on investments,
     net of taxes                                                           18,963                                  18,963
                                                                                                                   --------
Comprehensive income                                                                                                62,175
                                                                                                                   --------
Cash dividends, $.30 per share                                 (9,188)                                              (9,188)
Purchase of 2,629,623 shares of treasury
  stock                                                                                  (49,535)                  (49,535)
Issuance of 180,366 shares of treasury
  stock under employee stock plans and
  restricted stock award                                       (1,666)                     4,077      (133)          2,278
Other                                                             794                                  188             982
---------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999            $ 37,907  $     -     $ 326,049      $19,091     $(213,606)  $  (415)      $ 169,026
===========================================================================================================================

See Notes to Consolidated Financial Statements.

									-F12-

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of Long-Lived Assets

     Assets held for disposal are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the asset (see Note 2).

Investments

     The Company classifies all of its investments as available-for-sale securities. Such investments consist primarily of U.S. corporate securities and other equity interests which are stated at market value, with unrealized gains and losses on such investments reflected, net of tax, as other comprehensive income in shareholders' equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method. The following is a summary of investments at December 31, 1999 and 1998 (in thousands):

                                   Available-for-sale securities
                                   -----------------------------
                                      Cost        Market Value
---------------------------------------------------------------------
1999

Corporate equity securities          $2,000        $20,930
Other equity investments                823          2,237
---------------------------------------------------------------------
Total                                 2,823         23,167
=====================================================================
1998
Corporate equity securities           2,000          2,000
Other equity investments              2,276          2,276
---------------------------------------------------------------------
Total                                $4,276        $ 4,276
=====================================================================

									-F13-

Goodwill and Other Intangibles

     Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over periods from 12 to 40 years. Other intangible assets consist primarily of purchased customer lists and noncompete covenants, which are amortized on a straight-line basis over periods ranging from two to eight years. Carrying values of goodwill and other intangibles are periodically reviewed to assess recoverability based on expectations of undiscounted cash flows and operating income for each related business unit. Impairments are recognized in operating results if a permanent diminution in value is indicated (see Note 2). Amortization periods of intangible assets are also reviewed to determine whether events or circumstances warrant revision to estimated useful lives.

Refundable Contract Payments

     Refundable contract payments are amortized as a reduction of sales over the life of the related contract and are refundable from the customer if the contract is terminated.

Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Depreciation of buildings are computed primarily by the declining balance method. Depreciation of equipment, furniture and fixtures is calculated by the straight-line or sum-of-the-years digits method. Leasehold improvements are amortized by the straight-line method over the life of the lease or the life of the property, whichever is shorter. Accelerated methods are used for income tax purposes for all property where allowed. The Company capitalizes the qualifying costs of software developed or obtained for internal use. Depreciation is computed for internal use software by using the straight-line method over three to five years.

Revenue Recognition

     Sales of products and services are recorded based on shipment of products or performance of services. Revenue from maintenance contracts is deferred and recognized over the period of the agreements.

Earnings Per Common Share

     Earnings (loss) per common share for all periods have been computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The net income (loss) used in the calculation of diluted earnings (loss) per common share is adjusted for the effect of the interest on the conversion of the subordinated debt. The net income (loss) used for the calculation of diluted earnings (loss) per common share for 1999, 1998 and 1997 was $42,958,000, $(20,647,000) and $17,702,000, respectively. The average number of common shares used in the calculation of basic earnings per common share for 1999, 1998 and 1997 was 30,637,619, 31,087,214 and 30,970,900,
respectively. The average number of common share equivalents used in the calculation of diluted earnings per common share for 1999, 1998 and 1997 was 31,261,483, 31,087,214 and 31,445,500, respectively. The common share equivalents relate to options under stock compensation plans and the effect of the conversion of the subordinated debt.

Software and Other Development

     The Company expenses research and development costs, including expenditures related to development of software, that do not qualify for capitalization.

Income Taxes

     The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between financial statement and tax bases of assets and liabilities.

									-F14-

Reclassifications

     Effective October 2, 1999, the Company elected to reclassify certain items in its consolidated statements of operations. As a result, net sales, cost of sales, and selling, general and administrative expenses have been restated for all prior periods to reflect these new classifications. The Company now reflects delivery fees as revenue. Previously, the delivery fees were included as cost of sales. The effect of this reclassification was to increase net sales and cost of sales by $131.2 million, $107.2 million and $97.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Costs relating to reprinting check orders, certain products given to customers and production-related information technology support costs have been reclassified to cost of goods sold from selling, general and administrative expenses. These reclassifications resulted in an increase in cost of goods sold and a decrease of selling, general and administrative expenses of $23.5 million, $28.3 million and $26.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, certain other costs of the check printing operations have been reclassified. Costs relating to customer service call centers have been reclassified from cost of sales to selling, general and administrative expense. This reclassification resulted in a decrease in cost of sales and an increase to selling, general and administrative expenses of $14.2 million, $13.7 million and $16.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. Finally, certain minor amounts reported in 1998 and 1997 have been reclassified to conform with the 1999 presentation. These changes had no significant impact on previously reported results of operations or shareholders' equity.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company beginning January 1, 2001. The Company has not yet completed its analysis of the impact of this statement.

2. Restructuring Charge

     In 1998, the Company recorded a pretax restructuring charge of $51.1 million, a result of certain actions taken by the Company in 1998 (the "1998 Restructuring"), and including certain costs related to actions initiated by the Company in 1996 (the "1996 Restructuring").

     The most significant portion of the 1998 Restructuring was the decision to discontinue development of the Harland Relationship Manager ("HRM") system. The discontinuance of the development of the HRM system prompted a revision of projected operations for this business and an assessment of the recoverability of certain long-term assets, including acquisition-related intangibles. The Company adjusted the carrying value of assets to the calculated value based on discounted projected cash flows. The 1998 Restructuring also included a reorganization plan which eliminated approximately 100 positions, consolidated its database marketing operations, recognized the impairment of certain assets and reduced selling and marketing personnel. In 1998 and 1997, the Company also incurred $2.9 million and $3.2 million, respectively, in severance-related expenses associated with the 1996 Restructuring. All of the 1998 and 1997 charges were incurred in the Financial Services segment with the exception of a write-down of $1.9 million in 1998 of intangible assets in the Scantron segment (see Note 13).

     The 1996 Restructuring related to consolidation of manufacturing operations, including severance and the associated revaluation of assets, and valuation adjustments related to discontinuing certain subsidiary product lines.

									-F15-

     The cash and noncash elements of the restructuring charge for each of the years ended December 31, 1999, 1998 and 1997, as well as the beginning and ending balances of accrued restructuring costs, consisted of the following components (in thousands):

                                                               Utilized
                            Beginning  Restructuring    ------------------------       Ending
                            Balance       Charge          Cash        Non-Cash        Balance
----------------------------------------------------------------------------------------------
1997

Employee severance          $ 12,219    $    3,644      $ (9,566)      $      -       $  6,297
Other                            681             -          (344)             -            337
----------------------------------------------------------------------------------------------
Total                         12,900         3,644        (9,910)             -          6,634
==============================================================================================

1998
Write-down of intangible
  and other assets                 -        38,807             -        (38,807)             -
Write-down of equipment
  and facilities                   -         2,600             -         (2,600)             -
Employee severance             6,297         7,059        (6,687)            --          6,669
Other                            337         2,621          (111)          (457)         2,390
----------------------------------------------------------------------------------------------
Total                          6,634        51,087        (6,798)       (41,864)         9,059
==============================================================================================

1999
Employee severance             6,669             -        (6,226)             -            443
Other                          2,390             -        (1,460)          (135)           795
----------------------------------------------------------------------------------------------
Total                       $  9,059      $      -      $ (7,686)      $   (135)      $  1,238
==============================================================================================


     The remaining accrued restructuring costs are expected to be paid primarily in 2000.

3. Acquisitions

     In 1998, one of the Company's subsidiaries, Scantron, acquired the Equitrac Computer Services ("ECS") division of Equitrac Corporation for cash of $2.3 million. The purchase price was funded from operating cash flows. The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquisition are included in the consolidated financial results from the date of acquisition.

     Goodwill and other intangible assets acquired in acquisitions consist of the following as of December 31 (in thousands):


                                              1999          1998
-------------------------------------------------------------------------
Goodwill                                   $ 118,825    $ 122,666
Non-compete covenants                         30,100       30,350
Customer lists                                12,842       22,014
-------------------------------------------------------------------------
Total                                        161,767      175,030
Less accumulated amortization                100,554      106,858
-------------------------------------------------------------------------
Total                                      $  61,213    $  68,172
=========================================================================

									-F16-

     The following represents the unaudited pro forma results of operations which assume the acquisition occurred at the beginning of the respective year in which the assets were acquired as well as the beginning of the immediately preceding year. These results include certain adjustments, primarily increased amortization of intangible assets, increased interest expense and reduced interest income (in thousands, except per share amounts):

                                          1998        1997
-----------------------------------------------------------------------
Net sales                             $ 679,823    $ 665,361
Net income (loss)                       (20,693)      16,824
Earnings (loss) per common share:
   Basic                              $    (.66)   $     .54
   Diluted                            $    (.66)   $     .54


     The unaudited pro forma financial information presented does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.

4. Short-Term Debt

     As of December 31, 1999, the Company had available unsecured lines of credit under which it could borrow up to $61.0 million in the form of short-term notes, for which no compensating balances or commitment fees are required. There were no amounts outstanding under these unsecured lines of credit at December 31, 1999 or December 31, 1998.

5. Long-Term Debt

     Long-term debt consisted of the following as of December 31 (in thousands):

                                                     1999          1998
-------------------------------------------------------------------------
Series A Senior Notes                             $  85,000    $  85,000
Term Loan                                            15,000       15,000
Convertible Subordinated Debentures                   6,440        6,961
Other                                                    11          123
-------------------------------------------------------------------------
Total                                               106,451      107,084
Less current portion                                      5           13
-------------------------------------------------------------------------
Long-term debt                                    $ 106,446    $ 107,071
=========================================================================


     The Company has outstanding $85 million of Series A Senior Notes ("Senior Notes") and a $15 million Term Loan ("Term Loan"), which bear interest at fixed interest rates of 6.60% and 6.63%, respectively. The Senior Notes mature from 2004 to 2008 and the Term Loan is due in 2003.

     The Company's 6.75% Convertible Subordinated Debentures ("the Debentures") are convertible into common stock of the Company at any time prior to maturity at a conversion price of $25.17 per share, subject to adjustment under certain circumstances. As of December 31, 1999, 261,065 shares of common stock were reserved for conversion of the Debentures. The Debentures are entitled to an annual mandatory sinking fund, which commenced June 1, 1996, calculated to retire 75% of the Debentures prior to maturity in 2011. The Debentures are redeemable, in whole or in part, at any time at the option of the Company at par plus accrued interest. The Debentures are subordinated to all senior debt.

     The debt agreements relating to the Senior Notes and the Term Loan contain certain covenants, the most restrictive of which limit the amount of funded indebtedness of the Company and require the Company to maintain a minimum fixed charge coverage ratio. At December 31, 1999, management believes the Company was in compliance with the covenants associated with these debt instruments. Other long-term debt relates principally to capitalized lease obligations.

									-F17-

     There are no annual maturities of long-term debt and all sinking fund requirements have been met for 2000 and 2001. Annual maturities of long-term debt and sinking fund requirements are $0.3 million in 2002, $15.6 million in 2003 and $17.6 million in 2004.

6. Income Taxes

     The income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in thousands):

                                           1999         1998          1997
----------------------------------------------------------------------------
Current:
  Federal                               $ 17,400     $ 16,610      $  3,731
  State                                    3,335        1,814           437
----------------------------------------------------------------------------
Total                                     20,735       18,424         4,168
----------------------------------------------------------------------------
Deferred:
  Federal                                  4,213       (7,286)        6,642
  State                                      827       (1,452)        1,460
----------------------------------------------------------------------------
Total                                      5,040       (8,738)        8,102
----------------------------------------------------------------------------
Total                                   $ 25,775     $  9,686      $ 12,270
============================================================================


     The tax effects of significant items comprising the Company's net deferred tax assets as of December 31 were as follows (in thousands):

                                                      1999        1998
---------------------------------------------------------------------------
Current deferred tax asset:
  Accrued vacation                                $  1,883      $  1,937
  Deferred revenue                                     623           676
  Accrued liabilities                                3,986         4,212
  Other                                              6,172         7,571
----------------------------------------------------------------------------
Total                                               12,664        14,396
----------------------------------------------------------------------------
Non-current deferred tax asset (liability):
  Difference between book and tax basis
     of property                                         -         2,387
  Deferred revenue                                   1,117         1,161
  Deferred compensation                              1,371         1,584
  Postretirement benefit obligation                  3,655         3,329
  Capital loss carryforward                         24,082             -
  Unrealized gain on investments                    (6,625)            -
  Other                                              3,768         6,139
----------------------------------------------------------------------------
Total                                               27,368        14,600
Valuation allowance                                (17,457)            0
----------------------------------------------------------------------------
Net deferred tax asset                            $ 22,575      $ 28,996
============================================================================


     In 1999, the Company recognized a capital loss for tax purposes of $72.2 million arising from the sale of an interest in a subsidiary (see Note 10). During 1999, the Company utilized approximately $18.9 million of capital loss to offset capital gains associated with unrealized gains on investments and approximately $3.4 million to offset current and prior year capital gains.

									-F18-

     The following reconciles the income tax provision (benefit) at the U.S. federal income tax statutory rate to that in the financial statements (in thousands):

                                           1999         1998         1997
---------------------------------------------------------------------------
Statutory rate                          $ 23,994     $ (3,836)     $ 10,348
State and local income taxes, net of
  Federal income tax benefit               2,710          235         1,233
Income from Puerto Rico                     (757)        (175)         (113)
Non-deductible goodwill                      448       12,418         1,514
Capital loss utilized                     (1,453)           -             -
Loss from benefits subsidiary            (17,457)           -             -
Change in valuation allowance             17,457            -             -
Other _ net                                  833        1,044          (712)
----------------------------------------------------------------------------
Income tax provision                     $25,775      $ 9,686       $12,270
============================================================================

     The Company has established a valuation allowance for capital loss carryforwards. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the recoverability of these carryforwards.

7. Shareholders' Equity

     In April 1999, the Company's board of directors authorized the repurchase of up to 3.1 million shares of the Company's outstanding common stock, representing approximately ten percent of the Company's then outstanding shares. Through December 31, 1999, the Company had paid $49.5 million to repurchase 2,629,623 shares under this authorization. In 1998, the Company repurchased 200,000 shares for $2.9 million under a previous authorization. The Company also had other transactions related to the issuance of treasury stock for its employee stock plans. The funding of stock purchases came from internally generated cash.

     On July 5, 1999, the Company renewed its Shareholder Rights Agreement. The renewed plan is substantially similar to the previous plan. The rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by shareholders of record at the close of business on July 5, 1999. Each right entitles shareholders to buy, upon occurrence of certain events, one share of common stock for $90.00 (compared to $80.00 under the previous plan). The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, or commences a tender or exchange offer that, upon consummation, would result in a person or group owning 30% or more of the Company's common stock. Under certain circumstances the rights are redeemable at a price of $.001 per right. The rights expire on July 5, 2009.

									-F19-

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

                                           1999         1998         1997
--------------------------------------------------------------------------
Net income (loss):
  As reported                           $ 42,684     $(20,647)     $17,296
  Pro forma                               40,038      (22,573)      15,738
Earnings (loss)
 per common share:
  As reported
     Basic                              $   1.39     $  (.66)      $   .56
     Diluted                            $   1.37     $  (.66)      $   .56
  Pro forma
     Basic                              $   1.31     $  (.73)      $   .51
     Diluted                            $   1.29     $  (.73)      $   .51

     Under the John H. Harland Company Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 4,350,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may exercise an option to purchase shares of Company stock with earnings, which have been withheld during each quarter. The option price is 85% of the lower of the beginning-of-quarter or end-of-quarter market price. During 1999, 1998 and 1997, employees exercised options to purchase
155,413 shares, 200,033 shares and 194,003 shares, respectively. Options granted under the ESPP were at prices ranging from $10.81 to $16.60 in 1999, $11.42 to $13.79 in 1998 and $17.64 to $20.77 in 1997. Pro forma compensation cost associated with options granted under the ESPP is estimated based on the discount from market value. At December 31, 1999, there were 266,183 shares of common stock reserved for purchase under the ESPP.

     Under the John H. Harland Company 1999 Stock Option Plan, the Company may grant stock options to certain key employees to purchase shares of Company stock at no less than the fair market value of the stock on the date of the grant. The Company is authorized to issue up to 2,000,000 shares of common stock under the plan. Such options have a maximum life of ten years and generally vest ratably over a five-year period beginning on the first anniversary date of the grant. Certain options granted in 1998 and 1999 vest per specified schedules beginning one to five years from the date of the grant.

     Upon adoption of the 1999 plan, the Company terminated a previous plan except for options outstanding thereunder. Options granted under such plan through July 1995 became fully exercisable one year from the date of the grant, with a maximum life of five years. Options granted after July 1995 are exercisable ratably over a five year period beginning on the first anniversary of the date of grant, and have a maximum life of ten years.

									-F20-

     The following presents the estimated fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for each of the years ended December 31, 1999, 1998 and 1997:


                                     1999       1998      1997
--------------------------------------------------------------------------
Fair value per option                $6.48     $4.36     $7.47

Weighted average assumptions:
  Dividend yield                      1.5%      2.2%      2.3%
  Expected volatility                29.6%     26.0%     24.1%
  Risk-free interest rate             5.4%      5.4%      6.3%
  Assumed forfeiture rate             3.0%      3.0%      3.0%
  Expected life (years)               8.7       8.0       8.0


     A summary of option transactions during the three years ended December 31, 1999, follows:

                                                                Weighted
                                                                 Average
                                                                 Exercise
                                           Shares                 Price
-----------------------------------------------------------------------------
Outstanding - December 31, 1996              2,355,286         $    25.47
  Options granted                              105,000              24.27
  Options exercised                            (44,280)             20.84
  Options canceled                            (182,072)             23.83
--------------------------------------------------------------------------
Outstanding - December 31, 1997              2,233,934              25.64
  Options granted                            1,973,250              14.47
  Options canceled                            (927,184)             22.37
--------------------------------------------------------------------------
Outstanding - December 31, 1998              3,280,000              19.16
  Options granted                            1,039,000              20.52
  Options canceled                            (771,050)             22.34
  Options exercised                             (7,950)             16.92
--------------------------------------------------------------------------
Outstanding - December 31, 1999              3,540,000         $    18.87
==========================================================================


     As of December 31, 1999, there were 4,390,327 shares of common stock reserved for issuance under these stock option plans. The following table summarizes information pertaining to options outstanding and exercisable as of December 31, 1999:

Options Outstanding
--------------------------------------------------------------------------
                                           Weighted         Weighted
                                            Average          Average
Range of                                   Contractual       Exercise
Exercise Prices                Options      Life(Years)       Price
--------------------------------------------------------------------------
$12.75 to $14.75              1,663,500      8.87       $    13.83
$16.14 to $20.00                639,500      8.29            19.49
$20.06 to $23.63                607,000      7.60            22.33
$25.00 to $30.00                340,000      8.82            25.58
$30.50 to $31.88                290,000      6.81            31.28
--------------------------------------------------------------------------
Total                         3,540,000      8.37       $    18.87
==========================================================================



Options Exercisable
--------------------------------------------------------------------------
                                                            Weighted
                                                             Average
Range of                                                     Exercise
Exercise Prices                Options                        Price
--------------------------------------------------------------------------
$12.75 to $14.75                404,600                 $    13.59
$16.14 to $20.00                 77,000                      19.00
$20.06 to $23.63                216,000                      23.63
$25.00 to $30.00                 18,000                      29.38
$30.50 to $31.88                174,000                      31.28
--------------------------------------------------------------------------
Total                           889,600                 $    20.27
==========================================================================

									-F21-

     In October 1998, the board of directors granted 50,000 restricted shares of the Company's common stock to the Company's chief executive officer. Of this amount, 39,596 shares were immediately issued with the remainder being issued in January 1999. The shares have all the rights of other shares of common stock, subject to certain restrictions and forfeiture provisions. The restriction expires as follows: 25,000 shares in October 2001; 12,500 shares in October 2002; and 12,500 shares in October 2003. Unearned compensation was recorded at the date of the award based on the market value of shares issued and is being amortized over the period of restriction.

     The Company has a deferred compensation plan for its non-employee directors. At December 31, 1999 and 1998, there were 37,909 and 20,661 shares, respectively, reserved for issuance under the Plan.

9. Employee Retirement and Savings Plans

     The Company's Master 401(k) Plan and Trust ("401(k) plan") is a defined contribution 401(k) plan with an employer match covering any employee of the Company or a participating affiliate of the Company who is not a nonresident alien. Participants may contribute on a pretax and after-tax basis, subject to maximum IRS limits and not exceeding 17% of annual compensation. The Company matches employee contributions $0.50 for every dollar up to a maximum Company-matching contribution of 3% of qualified annual compensation. Additional contributions may be made from accumulated or current net profits at the discretion of the board of directors. The Company recognized matching contributions to the 401(k) plan of $3.4 million in 1999, $2.9 million in 1998 and $3.4 million in 1997.

     The Company has unfunded deferred compensation agreements with certain officers. The present value of cash benefits payable under the agreements is being provided over the periods of active employment and totaled $4.0 million and $3.7 million at December 31, 1999 and 1998, respectively. The charge to expense for these agreements is not significant.

10. Postretirement Benefits

     The Company sponsors two defined postretirement benefit plans that cover qualifying salaried and nonsalaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. The life insurance plan is noncontributory. The Company's intent is that the retiree provide the majority of the actual cost of providing the medical plan. Neither plan is funded.

									-F22-

     As of December 31, 1999, the accumulated postretirement benefit obligation ("APBO") under such plans was $19.1 million. The following table reconciles the plans' beginning and ending balances of the APBO and reconciles the plans' status to the accrued postretirement health care and life insurance liability reflected on the balance sheet as of December 31 (in thousands):

                                                      1999        1998
---------------------------------------------------------------------------
APBO:
  Retirees                                        $  9,591      $  7,248
  Fully eligible participants                        1,856         1,720
  Other participants                                 4,152         3,804
----------------------------------------------------------------------------
                                                    15,599        12,772
Net change in APBO:
  Service costs                                        408           336
  Interest costs                                     1,029           910
  Benefits paid                                       (886)         (707)
  Change in discount rate                           (3,029)        1,569
  Change in assumed claims                           2,312        (2,213)
  Demographic experience
     and other                                       1,218         2,932
  Plan amendment                                     2,482             -
----------------------------------------------------------------------------
Total net change in APBO                             3,534         2,827
----------------------------------------------------------------------------

APBO as of December 31:
  Retirees                                          10,135         9,591
  Fully eligible participants                        5,473         1,856
  Other participants                                 3,525         4,152
----------------------------------------------------------------------------
                                                    19,133        15,599
Unrecognized net loss                               (6,080)       (5,888)
Unrecognized prior service cost                     (2,483)            -
----------------------------------------------------------------------------
Accrued postretirement cost _
  included in Other Liabilities                   $ 10,570      $  9,711
============================================================================


     Net periodic postretirement costs ("NPPC") are summarized as follows (in thousands):

                                            1999         1998         1997
----------------------------------------------------------------------------
Service costs                            $    408    $    336      $    322
Interest on APBO                            1,029         910           712
Net amortization                              309         194             3
----------------------------------------------------------------------------
Total                                    $  1,746    $  1,440      $  1,037
============================================================================

     During 1999, benefit eligibility was extended below age fifty-five to any retiree with twenty years of service. The cost of providing medical benefits was assumed to increase by 6.5% in 2000 with a reduction of 0.5% each year until a 5.5% rate is reached in 2002. The medical cost trend rate assumption could have a significant effect on amounts reported. An increase of 1.0% in the assumed trend rates would have had the effect of increasing the APBO by $2.2 million and the NPPC by $251,000. A decrease of 1.0% in the assumed trend rates would have had the effect of decreasing the APBO by $1.8 million and the NPPC by $197,000. The weighted average discount rate used in determining the APBO was 8.00% in 1999, 6.75% in 1998 and 7.25% in 1997, and employee earnings were estimated to increase 3.5% annually until age 65.

									-F23-

     In 1999, the Company transferred its obligations under certain of its benefits programs to an existing subsidiary to administer. In connection with the transfer, the Company sold a minority interest in the subsidiary to a third party benefits management company.

11. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Long-term investments

     The fair values of certain investments are estimated based on quoted market prices or on estimates in the absence of readily ascertainable market values.

Short-term debt

     The carrying value approximates fair value.

Long-term debt

     The fair value of the Company's convertible debentures is based on recent market quotes. The fair value of other long-term debt is based on estimated rates currently available to the Company for debt with similar terms and maturities.

     The carrying values and estimated fair values of the Company's financial instruments at December 31 are as follows (in thousands):

                               Carrying Value            Fair Value
----------------------------------------------------------------------------
                                1999       1998          1999        1998
----------------------------------------------------------------------------
Investments:
   Long-term                 $ 23,167    $  4,276      $ 23,167    $  4,276
Debt:
   Long-term                  106,446     107,071        98,366     109,969


12. Commitments and Contingencies

     In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

     Total rental expense was $11.8 million in 1999, $11.7 million in 1998 and $9.4 million in 1997. Minimum annual rentals under noncancelable operating leases at December 31, 1999 are as follows (in thousands):

2000                                                          $ 10,777
2001                                                             6,969
2002                                                             6,129
2003                                                             5,882
2004                                                             5,912
Thereafter                                                      23,242
-----------------------------------------------------------------------
Total                                                         $ 58,911
=======================================================================

     The Company has an agreement with a vendor who will perform certain customer-related functions through 2001. Annual costs under this relation-ship are estimated to be $9.3 million per year through 2001.

     In January 2000, the Company entered into a purchase agreement to purchase digital printing equipment. The aggregate purchase commitment is $21.3 million over the next two years (2000-$11.4 million, 2001-$9.9 million).

									-F24-

13. Business Segments

     The Company operates its business in two segments. The Financial Services segment ("FS") includes checks and forms, database marketing software, direct marketing, and loan and deposit origination software sold primarily to financial institutions.

     The Scantron segment includes optical mark reading equipment, scannable forms, survey solutions and field maintenance services. Scantron sells these products and services primarily to the commercial, financial institutions and education markets.

     The Company's operations are primarily in the United States and Puerto Rico. There were no significant intersegment sales and no material amounts of the Company's sales are dependent upon a single customer. Equity investments as well as foreign assets are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note 1. Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss includes restructuring charges, software and other development costs written off but excludes interest income, interest expense and certain other nonoperating gains and losses which are considered corporate items. Corporate assets consist primarily of cash and cash equivalents, investments and other assets not employed in production.

     In 1999, certain activities were reclassified between the FS business segment and Corporate operations. Prior periods have been restated for these reclassifications.

       Summarized financial information for 1999, 1998 and 1997 is as follows (in thousands):

                                  Business Segment
                              ------------------------
                                                                      Consol-
                                 FS        Scantron    Corporate      idated
------------------------------------------------------------------------------
1999
Net Sales                     $  604,943   $  97,569            -   $ 702,512
Income (loss)                    107,227      17,256    $ (56,024)     68,459
Identifiable assets              245,274      49,133       96,998     391,405
Depreciation and amortization     30,100       4,508        5,956      40,564
Capital expenditures              16,475       3,626        3,693      23,794

1998
Net Sales                     $  585,507   $  88,440            -   $ 673,947
Income (loss)                     20,981      13,604    $ (45,546)    (10,961)
Identifiable assets              271,408      51,436       68,926     391,770
Depreciation and amortization     32,401       5,459        4,555      42,415
Capital expenditures              22,168       3,873        7,445      33,486

1997
Net Sales                     $  574,725   $  85,229            -   $ 659,954
Income (loss)                     57,920      13,018    $ (41,372)     29,566
Identifiable assets              330,635      55,107       40,444     426,186
Depreciation and amortization     31,930       5,082        2,262      39,274
Capital expenditures              32,623       2,805        9,966      45,394

									-F25-

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of John H. Harland Company:

     We have audited the consolidated balance sheets of John H. Harland
Company and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland Company and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.




/s/DELOITTE & TOUCHE LLP
------------------------
Deloitte & Touche LLP

Atlanta, Georgia
January 28, 2000

									-F26-

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

     The Audit Committee of the Board of Directors is composed of directors who are neither officers nor employees of the Company. The Committee meets periodically with management, Internal Audit and the independent auditors to discuss audit matters, the Company's control structure and financial reporting matters. Internal Audit and the independent auditors have full and free access to the Audit Committee.




/s/Timothy C. Tuff                      /s/Charles B. Carden
------------------                      ---------------------
Timothy C. Tuff                         Charles B. Carden
President                               Vice President
and Chief Executive Officer             and Chief Financial Officer

January 28, 2000

									-F27-


                   JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 Supplemental Financial Information (Unaudited)
                    (In thousands except per share amounts)

 SELECTED QUARTERLY FINANCIAL DATA, DIVIDENDS PAID AND STOCK PRICE RANGE
                                ---------  Quarter ended ----------
                              April 2       July 2    October 1  December 31
 -----------------------------------------------------------------------------
 1999:
   Net sales                $ 178,744    $ 178,400    $ 173,727   $ 171,641
   Gross profit                66,819       65,519       66,779      65,172
   Net income                  10,017        9,929       12,531      10,207
   Per common share:
   Basic earnings                 .32          .32          .41         .35
     Diluted earnings             .32          .32          .40         .34
     Dividends paid              .075         .075         .075        .075
     Stock market price:
       High                    16 3/8     20 15/16       21 1/4     20 1/16
       Low                     12 3/8         9/16       19 1/8      17 3/4

                                ---------  Quarter ended ----------
                              April 3       July 3    October 2  December 31
 -----------------------------------------------------------------------------

 1998:
   Net sales                $ 170,176    $ 160,054    $ 174,769   $ 168,948
   Gross profit                58,223       53,519       65,093      59,514
   Net income (loss)            6,071        4,081        4,008     (34,807)(a)
   Per common share:
     Basic and diluted
       earnings (loss)            .20          .13          .13       (1.12)
     Dividends paid              .075         .075         .075        .075
     Stock market price:
       High                    21 7/8      19 3/16      17 7/16      16 7/8
       Low                     14 1/8      15 9/16      12  1/2      12 1/4

 (a) In the fourth quarter of 1998, the Company recorded restructuring charges of $46.2 million, which had an impact of $1.32 per share for the period. These charges primarily reflected the impact of the Company's decision to discontinue development of the Harland Relationship software system. Also included in the charges were costs associated with organizational changes and impairment of certain assets.


 SELECTED FINANCIAL DATA
                                     --------- Year ended December 31 ---------
                                 1999       1998      1997     1996      1995
 ------------------------------------------------------------------------------
                                                  <C
 Net sales                    $ 702,512 $ 673,947 $ 659,954 $ 713,819  $656,902
 Net income (loss)               42,684   (20,647)   17,296   (13,854)   46,017
 Total assets                   391,405   391,770   426,186   454,731   474,650
 Long-term debt                 106,446   107,071   109,358   114,075   114,574
 Per common share:
   Basic earnings (loss)           1.39      (.66)      .56      (.45)     1.51
   Diluted earnings (loss)         1.37      (.66)      .56      (.45)     1.50
   Cash dividends                   .30       .30       .30      1.02      1.02
 Average number of
   shares outstanding:
   Basic                         30,638    31,087    30,971    31,056    30,558
   Diluted                       31,261    31,087    31,446    31,056    30,878

									-F28-

  In October 1999, the Company elected to reclassify certain items in its consolidated statements of operations. All prior periods have been restated to conform with the 1999 presentations. See Note 1 regarding the impact of the reclassifications.

  Earnings (loss) per share are calculated based on the weighted average number of shares outstanding during the applicable period.

  The Company's common stock (symbol: JH) is listed on the New York Stock Exchange. At December 31, 1999 there were 5,346 shareholders of record.

  See Note 2 regarding the impact of restructuring charges in 1998 and 1997.

  See Note 3 regarding the impact of acquisitions in 1998.

									-F29-


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998,AND 1997
(In thousands of dollars)

____________________________________________________________________________________________

       COLUMN A                     COLUMN B      ---- COLUMN C ----    COLUMN D  COLUMN E

                                                     ADDITIONS
                                    BALANCE    CHARGED TO  CHARGED TO              BALANCE
                                  AT BEGINNING  COSTS AND    OTHER                 AT END
    DESCRIPTION                    OF PERIOD    EXPENSES    ACCOUNTS  DEDUCTIONS  OF PERIOD
                                                              (1)         (2)
____________________________________________________________________________________________
Year Ended December 31, 1999

 Allowance for doubtful accounts    $ 6,806     $    788    $   (36)     $ 1,102   $ 6,456
                                    =======     ========    =======      =======   =======
Year Ended December 31, 1998

 Allowance for doubtful accounts    $ 3,341     $  5,581    $   245      $ 2,361   $ 6,806
                                    =======     ========    =======      =======   =======
Year Ended December 31, 1997

 Allowance for doubtful accounts    $ 2,886     $  1,682    $   367      $ 1,594   $ 3,341
                                    =======     ========    =======      =======   =======

Notes:

(1) Represents recovery of previously written-off and credit balance accounts receivable.
(2) Represents write-offs of uncollectible accounts receivable.

									-S1-

                                   EXHIBIT INDEX

                 (* indicates document is incorporated by reference)

Exhibit
Designation          Description
______               ___________

3.1   *   Amended and Restated Articles of Incorporation (Exhibit B to
          Registrant's Definitive Proxy Statement dated March 12,1999.
3.2   *   Bylaws, as amended through February 1, 1999 (Exhibit 3.2 to
          Registrant's Annual Report on Form 10-K (_1998 10-K_) for the year ended December 31, 1998).
4.1 Indenture relating to 6.75% Convertible Subordinated Debentures due 2011 of Scantron Corporation (omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K; will be furnished to the Commission upon request).
4.2   *   Rights Agreement, dated as of December 17, 1998, between
          Registrant and First Chicago Trust Company of New York (Exhibit 4.1
          to Registrant's Current Report on Form 8-K A12B dated July 1, 1999).
4.3   *   Note Agreement dated as of December 1, 1993 relating to
          Registrant's 6.60% Series A Senior Notes Due December 30, 2008 (Exhibit 4.5 to the 1995 10-K).
4.4 See Articles IV, V and VII of Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of Registrant's Bylaws, filed as Exhibit 3.2.
10.1   *  Form of Deferred Compensation Agreement between the
          Registrant and Earl W. Rogers Jr. (Exhibit 10.3 to the 1993 10-K).
10.2   *  Form of Amendment to Deferred Compensation Agreement
          between Registrant and Mr. Rogers (Exhibit 10.6 to the 1993 10-K).
10.3   *  Form of Noncompete and Termination Agreement between
          Registrant and S. David Passman III, Mr. Rogers and John C. Walters (Exhibit 10.6 to the 1995 10-K).
10.4   *  Form of Executive Life Insurance Plan between Registrant and
          Mr. Rogers (Exhibit 10.8 to the 1993 10-K).
10.5   *  Noncompete and Termination Agreement, dated as of October 6,
          1998, between Registrant and Timothy C. Tuff (Exhibit 10.7 to the
          1998 10-K)
10.6   *  Restricted Stock Agreement, dated October 6, 1998, between
          Registrant and Mr. Tuff (Exhibit 10.8 to the 1998 10-K).
10.7   *  Supplemental Retirement Agreement, dated as of January 14,
          1999, between Registrant and Mr. Tuff.
10.8   *  John H. Harland Company 1999 Stock Option Plan, as amended
          (Exhibit 99.1 to Registrant's Registration 5 Statement Form S-8,
          File No. 333-94727).
10.9   *  John H. Harland Company Employee Stock Purchase Plan, as
          amended (Exhibit 10.10 to the 1995 10-K).
10.10  *  John H. Harland Company Deferred Compensation Plan for
          Outside Directors (Exhibit 10.10 to the 1996 10-K)
21        Subsidiaries of the Registrant.
23        Independent Auditors' Consent.
27.1      Financial Data Schedule for the year ending December 31, 1999
          10-K.
27.2      Financial Data Schedule for the year ending December 31, 1998 and 1997
          10-K.
27.3 Financial Data Schedule for first, second, and third fiscal quarters of the year ending December 31, 1999 10-Q.
27.4 Financial Data Schedule for first, second, and third fiscal quarters of the year ending December 31, 1998 10-Q.

									-X1-