Form 10-Q
period 2000-03-31
HARLAND JOHN H CO
filed 2000-05-15
CIK 45599

United States Securities and Exchange Commission
                         Washington, D.C. 20549
                               FORM 10-Q

 (Mark One)
 (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

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

 The number of shares of the Registrant's Common Stock outstanding on April 28, 2000 was 28,358,342.

 PART I. FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                 ASSETS
                                 ------

(In thousands, except share and               March 31,    December 31,
  per share amounts)                              2000          1999
 ----------------------------------------------------------------------

                                             (Unaudited)
  CURRENT ASSETS:
  Cash and cash equivalents                  $  52,681     $  49,823
  Accounts receivable, net                      56,948        60,901
  Inventories                                   20,989        23,411
  Deferred income taxes                         11,350        12,664
  Other                                          5,243         6,249
                                             ----------    ----------
  Total current assets                         147,211       153,048
                                             ----------    ----------

  INVESTMENTS AND OTHER ASSETS:

  Investments                                   23,526        23,167
  Goodwill and other intangibles - net          60,915        61,213
  Deferred income taxes                          9,748         9,911
  Other                                         32,513        32,070
                                             ----------    ----------
  Total investments and other assets           126,702       126,361
                                             ----------    ----------

  PROPERTY, PLANT AND EQUIPMENT                280,103       272,555
  Less accumulated depreciation
     and amortization                          166,742       160,559
                                             ----------    ----------
  Property, plant and equipment - net          113,361       111,996
                                             ----------    ----------

  Total                                      $ 387,274     $ 391,405
                                             ==========    ==========

  See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

 (In thousands, except share and               March 31,    December 31,
  per share amounts)                              2000          1999
 ----------------------------------------------------------------------

                                             (Unaudited)
  CURRENT LIABILITIES:
  Accounts payable - trade                   $  21,966     $  29,587
  Deferred revenues                             20,059        22,471
  Accrued liabilities:
     Salaries, wages and employee benefits      22,718        25,793
     Taxes                                       9,381         6,284
     Other                                      16,787        14,598
                                             ----------    ----------
  Total current liabilities                     90,911        98,733
                                             ----------    ----------

  LONG-TERM LIABILITIES:

  Long-term debt, less current maturities      106,439       106,446
  Other                                         17,448        17,200
                                             ----------    ----------
  Total long-term liabilities                  123,887       123,646
                                             ----------    ----------
  Total liabilities                            214,798       222,379
                                             ----------    ----------
  SHAREHOLDERS' EQUITY:

  Series preferred stock, authorized 500,000
     shares of $1.00 par value, none issued
  Common stock, authorized 144,000,000
     shares of $1.00 par value,
     37,907,497 shares issued                   37,907        37,907
  Retained earnings                            334,506       326,049
  Accumulated other comprehensive
    income                                      19,479        19,091
  Unamortized restricted stock award            (1,664)         (415)
                                             ----------    ----------
  Total shareholders' equity                   390,228       382,632
  Less 9,550,074 and 9,263,895 shares
     of treasury stock - at cost,
     respectively                              217,752       213,606
                                             ----------    ----------
 Shareholders' equity - net                    172,476       169,026
                                             ----------    ----------

  Total                                      $ 387,274     $ 391,405
                                             ==========    ==========

  See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000
                            AND APRIL 2, 1999
                              (Unaudited)

  (In thousands, except
    per share amounts)                           2000          1999
 --------------------------------------------------------------------------
 NET SALES                                   $ 176,702     $ 178,744
                                             ----------    ----------
 COST AND EXPENSES:
 Cost of sales                                 108,995       111,925
 Selling, general and
   administrative expenses                      46,420        46,575
 Amortization of intangibles                     1,499         1,508
                                             ----------    ----------
 Total                                         156,914       160,008
                                             ----------    ----------

 INCOME FROM OPERATIONS                         19,788        18,736
                                             ----------    ----------
 OTHER INCOME(EXPENSE):
 Interest expense                               (1,708)       (1,799)
 Other _ net                                       808            41
                                             ----------    ----------
 Total
                                                  (900)       (1,758)
                                             ----------    ----------

 INCOME BEFORE INCOME TAXES                     18,888        16,978
 INCOME TAXES                                    7,366         6,961
                                             ----------    ----------
 NET INCOME                                     11,522        10,017

 RETAINED EARNINGS AT
   BEGINNING OF PERIOD                         326,049       293,425
                                             ----------    ----------
                                               337,571       303,442
 Cash dividends                                 (2,120)       (2,333)
 Issuance of treasury and deferred shares
    under stock plans                             (945)         (701)
                                             ----------    ----------
 RETAINED EARNINGS AT END
   OF PERIOD                                 $ 334,506     $ 300,408
                                             ==========    ==========
 WEIGHTED AVERAGE SHARES
    OUTSTANDING:
      BASIC                                     28,411        31,123
      DILUTED                                   28,901        31,450
                                             ==========    ==========
 EARNINGS PER COMMON SHARE:
      BASIC                                  $     .41     $     .32
      DILUTED                                $     .40     $     .32
                                             ==========    ==========
 CASH DIVIDENDS PER
    COMMON SHARE                             $    .075     $    .075
                                             ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND APRIL 2, 1999
                               (Unaudited)

 (In thousands)                                       2000         1999
 -----------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income                                     $  11,522     $ 10,017
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                     9,501        9,242
  Other                                               583          353
  Change in assets and liabilities:
   Deferred income taxes                            1,444          857
   Accounts receivable                              4,025          555
   Inventories and other current assets             3,427        1,707
   Accounts payable and accrued expenses           (7,810)      (7,271)
                                                ----------     --------
 Net cash provided by operating activities         22,692       15,460
                                                ----------     --------
 INVESTING ACTIVITIES:
 Purchases of property, plant and equipment        (8,277)      (4,403)
 Proceeds from sale of property, plant
   and equipment                                       33          125
 Long-term investments and other assets            (3,015)        (298)
                                                ----------     --------
 Net cash used in investing activities            (11,259)      (4,576)
                                                ----------     --------
 FINANCING ACTIVITIES:
 Purchases of treasury stock                       (7,000)           -
 Issuance of treasury stock                           498          618
 Dividends paid                                    (2,120)      (2,333)
 Long-term debt - net                                  (9)        (485)
 Other - net                                           56            3
                                                ----------    ---------
 Net cash used in financing activities             (8,575)      (2,197)
                                                ----------    ---------

 Increase in cash and cash equivalents              2,858        8,687
 Cash and cash equivalents at beginning of period  49,823       42,541
                                                ----------   ----------
 Cash and cash equivalents at end of period     $  52,681    $  51,228
                                                ==========   ==========

 See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000
                              (Unaudited)

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

 2.   Accounting Policies

 The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K").

 Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 1999 Form 10-K. The Company has consistently followed those policies in preparing this report.

 3.   Income Taxes

 The provisions for income taxes for the three months ended March 31, 2000 and April 2, 1999 were as follows (in thousands):

                                                2000             1999
 ------------------------------------------------------------------------
 Current provision                           $  5,922         $  6,104
 Deferred provision                             1,444              857
                                             ---------        ---------

 Total                                       $  7,366         $  6,961
                                             =========        =========


 4.   Inventories

 As of March 31, 2000 and December 31, 1999, inventories consisted of the following (in thousands):

                                                2000            1999

 ------------------------------------------------------------------------
 Raw materials and semi-finished goods       $ 20,489        $ 22,628
 Finished goods                                   195             592
 Hardware component parts                         305             191
                                             ---------       ---------
 Total                                       $ 20,989        $ 23,411
                                             =========       =========




 5.   Comprehensive Income

 Other comprehensive income for the Company includes foreign currency translation adjustments and unrealized gains on investments. Total comprehensive income for the three month periods ended March 31, 2000 and April 2, 1999 was as follows (in thousands):


                                                2000            1999
 ------------------------------------------------------------------------
 Net income:                                 $ 11,522	      $  10,017
 Other comprehensive
  income, net of tax:
   Foreign exchange
     translation adjustments                       56               2
   Unrealized gains on
     investments                                  332          20,945
                                             ---------       ---------
 Comprehensive income                        $ 11,910        $ 30,964
                                             =========       =========

 6.   Earnings per Common Share

 The computation of basic and diluted earnings per share for the three month periods ended March 31, 2000 and April 2, 1999 is as follows (in thousands except per share amounts):

                                               March 31,       April 2,
                                                  2000            1999
 -----------------------------------------------------------------------

 Computation of basic earnings per common share:
 Numerator
    Net Income                               $ 11,522        $ 10,017
                                             ---------       ---------
  Denominator
    Average weighted shares
    outstanding                                28,373          31,104

    Average weighted deferred
    shares outstanding under
    non-employee directors
    compensation plan                              38              19
                                             ---------       ---------
    Shares outstanding for
    basic earnings per share
    calculation                                28,411          31,123
                                             ---------       ---------
  Basic earnings per share                   $   0.41        $   0.32
                                             =========       =========

 Computation of diluted earnings per common share:

 Numerator
   Net Income                                $ 11,522        $ 10,017
    Reduced interest expense
    on assumed conversions of
    convertible subordinated
    debentures                                     68              79
                                             ---------       ---------
    Net income for diluted
    earnings per share
    calculation                                11,590          10,096
                                             ---------       ---------
  Denominator
    Basic weighted average
    shares outstanding                         28,411          31,123

    Dilutive effect of stock
    options                                       229              39

    Assumed conversions
    of convertible subordinated
    debentures                                    261             288
                                             ---------       ---------
    Shares outstanding for
    diluted earnings per share
    calculation                                28,901          31,450
                                             ---------       ---------

 Diluted earnings per share                  $   0.40        $   0.32
                                             =========       =========

 7.   Business Segments

 The Company operates its business in two segments. The Financial
 Services segment ("FS") includes printed products (checks and bank forms) and marketing services (database marketing software, direct marketing services, and loan and deposit origination software sold primarily to financial institutions).

 The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including optical mark reading ("OMR") equipment, scannable forms, survey solutions and field maintenance. Scantron sells these products and services to the commercial, financial and education markets.

 The Company's operations are primarily in the United States and Puerto Rico. There were no significant inter-segment sales and no material amounts of the Company's sales are dependent upon a single customer. Equity investments, as well as foreign assets, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those referred to in Note 2. Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss includes restructuring charges, software and other development and acquired in-process research and development costs written off but excludes interest income, interest expense and certain other non-operating gains and losses that are considered corporate items. Total assets of each business segment did not change materially from the amount disclosed in the 1999 Form 10-K.

 Selected summarized financial information for 2000 and 1999 periods were as follows (in thousands):

                                   Business Segment
                               ------------------------ Corporate  Consol-
                                  FS        Scantron    and Other   idated
 -----------------------------------------------------------------------------
 Quarter ended March 31, 2000
 Net Sales                     $  154,209   $  22,493              $ 176,702
 Income (loss)                     30,047       3,398
                                                        $ (14,557)    18,888

 Quarter ended April 2, 1999
 Net Sales                     $  156,576   $  22,168              $ 178,744
 Income (loss)                     29,248       2,882   $ (15,152)    16,978



 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The Company operates its business in two segments. The Financial
 Services segment ("FS") includes printed products (checks and bank forms) and marketing services (database marketing software, direct marketing services, and loan and deposit origination software sold primarily to financial institutions).

 The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including optical mark reading ("OMR") equipment, scannable forms, survey solutions and field maintenance. Scantron sells these products and services to the commercial, financial and education markets.

 RESULTS OF OPERATIONS FIRST QUARTER 2000 VERSUS 1999

 Consolidated net sales for the quarter ended March 31, 2000 were $176.7 million compared to $178.7 million for the quarter ended
 April 2, 1999. FS sales totaled $154.2 million and $156.6 million and Scantron's sales totaled $22.5 million and $22.2 million for the first quarters of 2000 and 1999, respectively. The decrease of $2.4 million in FS sales was incurred in printed products and also in the software portion of marketing services (database marketing software and loan and deposit origination software). Increased sales in direct marketing services reduced the overall decrease. Volumes for checks decreased in 2000 from 1999 primarily due to the intercompany transfer of brokerage check production to Direct Marketing operations, the decline in the orders received from a direct check marketer, the favorable impact of a large conversion in 1999, and the loss of major customers due to mergers and acquisitions. Scantron's sales increased 1.5% to $22.5 million. This increase was essentially a 7% increase when considering the impact from the sale of Scantron Quality Computers which occurred in December 1999. The sales increase came primarily from OMR equipment products and forms sales and as well as from survey products and services.

 Consolidated gross profit increased 1.3% in the first quarter of 2000 from the first quarter of 1999 and increased as a percentage of sales from 37.4% in 1999 to 38.3% in 2000. An increase in FS margin, which improved to 36.7% in 2000 from 35.9% in 1999, continued to drive the overall improvement. The higher FS margins were due primarily to plant consolidations during 1999 which lowered per unit costs of manufacturing. Scantron's gross profit as a percentage of sales improved to 49.2% in 2000 from 47.8% in 1999 primarily due to the previously mentioned sale of one of its divisions which had low gross margins.

 Consolidated selling, general and administrative expenses decreased by $0.2 million in the first quarter of 2000 from 1999. These expenses as a percentage of sales did not change significantly at 26.3% in 2000 compared to 26.1% in 1999. Amortization of intangibles decreased by 0.6% from the first quarter of 2000 compared to the first quarter of 1999.

 Consolidated income from operations increased $1.1 million from the first quarter of 1999, primarily reflecting gross margin improvements realized by the Company's businesses.

 Other income (expense) was an expense of $0.9 million in the first quarter of 2000, which was a decrease of $0.9 million from net expense of $1.8 million in 1999.

 Consolidated income before income taxes increased $1.9 million compared to the first quarter of 1999.

 The Company's consolidated effective income tax rate for the first quarter of 2000 was 39% compared to 41% for the first quarter of 1999. The rate change reflected improved earnings which reduced the impact of non-deductible goodwill.

 The Company's net income for the first quarter of 2000 was $11.5 million compared to $10.0 million for 1999. Basic and diluted earnings per share were $0.41 and $0.40, respectively for the first quarter of 2000 compared to basic and diluted earnings per share of $0.32 for the same period in 1999. Earnings per share in 2000 were favorably impacted by the Company's repurchase of 3,040,000 shares from April 1999 through March 2000. The reduction in shares outstanding favorably impacted earnings per share on a net basis by approximately $0.01.

 FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

 Cash flows provided by operating activities for the first three months of 2000 were $22.7 million compared to $15.5 million for the first three months of 1999. The primary uses of funds in the first three months of 2000 were for capital expenditures, repurchases of common stock and dividend payments.

 In April 1999, the Company authorized the repurchase of up to 3.1 million shares or 10% of the Company's outstanding common stock. Shares repurchased under the program can be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. As of March 31, 2000, the Company had purchased 3,040,000 shares of common stock. The total expended to date has been $56.5 million, representing an average of $18.58 per share. The Company funded the purchases from current cash flows. In March 2000, the Company approved the extension of this program to include up to an additional 2.9 million shares of common stock.

 Purchases of property, plant and equipment totaled $8.3 million in the first three months of 2000, compared to $4.4 million in 1999. The increase in capital expenditures is primarily related to digital printing equipment purchases. In January 2000, the Company entered into a purchase agreement to purchase digital printing equipment with an aggregate commitment of $21.3 million (2000 - $11.4 million, 2001
 - $9.9 million).

 As of March 31, 2000, the Company's asset balances include a net unrealized gain of $19.3 million related to the Company's investment in Bottomline Technologies, Inc. The unrealized gain is recorded as a component of accumulated other comprehensive income in the shareholders' equity section of the balance sheet.

 The Company has unsecured lines of credit which provide for borrowings up to $61.0 million. As of March 31, 2000, the Company had no outstanding balances under these lines of credit.

 On March 31, 2000, the Company had $52.7 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its lines of credit will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

 ACCOUNTING PRONOUNCEMENTS

 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company beginning January 1, 2001. Management is evaluating the impact, if any, that this statement may have on the company's financial statements.

 OUTLOOK

 The Company's operating results were positively impacted by a number of factors, including significant improvements in gross margins for its checks business and growth in direct marketing revenues. The Company will continue to consolidate printing facilities, install new equipment and develop systems and processes in an effort to increase profitability and improve service in its checks and other operations. Two printing facilities remain to be closed as part of the previously announced plant consolidation program. These plants will close during 2000 and early 2001.

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

 The Company expects to incur immaterial charges during 2000 for additional employee severance related to previously announced restructurings and implementation of new printing technology.

 YEAR 2000 COMPLIANCE

 The Company's Year 2000 initiative defined and provided a continuing process for assessment, remediation planning and plan implementation to achieve a level of readiness that would meet the computer-related challenges presented by the Year 2000 in a timely manner. Based on these efforts, the Company considered its critical systems, critical electronic assets, relationships with key business partners and contingency plans ready as of December 31, 1999. The Company suffered no material consequences in the first quarter of 2000 in these areas due to the Year 2000 issues.

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

 Interest Rate Risk

 The fair value of the Company's long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of the Company's long-term debt to a hypothetical 10% decrease in interest rates as of March 31, 2000 (in thousands):

                                       Carrying       Fair     Hypothetical
                                         Value       Value(a)  Fair Value(b)
 -----------------------------------------------------------------------------
 Long-term debt, including
    current portion                    $106,446     $ 98,112     $101,872
                                       =========    =========    =========

 Equity Price Risk

 The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. ("Bottomline"). The change in market value is accounted for as a component of other comprehensive income. The following presents the value at risk for the Company's investment in Bottomline reflecting the high and low closing market prices for the three months ended March 31, 2000 (in thousands):

                                       Carrying
                                        Value(c)     High(a)       Low(a)
 -----------------------------------------------------------------------------
 Investment in Bottomline              $ 21,184     $ 29,360     $ 18,023
                                       =========    =========    =========

 (a) Based on quoted market prices for these or similar items.
 (b) Calculated based on the change in discounted cash flow.
 (c) Based on market value as of March 31, 2000.

 As of April 28, 2000, the carrying value of the Bottomline investment was $20.9 million.

 PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.

 (a)  Exhibits

   Reference No.             Description of Exhibit
      27                  Financial Data Schedule
 (b)  Reports on Form 8-K

 There were no reports filed on Form 8-K for the quarterly period ended March 31, 2000.

 Signatures

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             JOHN H. HARLAND COMPANY
                                                   (Registrant)

         05/15/2000                            /s/ William M. Dollar
 Date:  _________________                  By:_____________________________
                                           William M. Dollar
                                           Vice President,Corporate Controller
                                           (Principal Accounting Officer)