Form 10-Q
period 2000-06-30
HARLAND JOHN H CO
filed 2000-08-14
CIK 45599

United States Securities and Exchange Commission
                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                               (Not Applicable)
(Former name, former address and former fiscal year,if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

The number of shares of the Registrant's Common Stock outstanding on July 28, 2000 was 28,433,682.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                 ASSETS
                                 ------

(In thousands, except share and               June 30,    December 31,
per share amounts)                              2000          1999
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:
 Cash and cash equivalents                  $  53,411     $  49,823
 Accounts receivable, net                      54,690        60,901
 Inventories                                   21,185        23,411
 Deferred income taxes                         11,209        12,664
 Other                                          8,995         6,249
                                            ----------    ----------
 Total current assets                         149,490       153,048
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Investments                                   21,803        23,167
 Goodwill and other intangibles - net          59,331        61,213
 Deferred income taxes                          8,738         9,911
 Other                                         36,186        32,070
                                            ----------    ----------
 Total investments and other assets           126,058       126,361
                                            ----------    ----------

 PROPERTY, PLANT AND EQUIPMENT                285,758       272,555
 Less accumulated depreciation
    and amortization                          170,429       160,559
                                            ----------    ----------
 Property, plant and equipment - net          115,329       111,996
                                            ----------    ----------

 Total                                      $ 390,877     $ 391,405
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

(In thousands, except share and               June 30,    December 31,
per share amounts)                              2000          1999
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:
 Accounts payable - trade                   $  22,868     $  29,587
 Deferred revenues                             16,616        22,471
 Accrued liabilities:
    Salaries, wages and employee benefits      22,481        25,793
    Taxes                                       7,195         6,284
    Other                                      15,392        14,598
                                            ----------    ----------
 Total current liabilities                     84,552        98,733
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      106,441       106,446
 Other                                         17,872        17,200
                                            ----------    ----------
 Total long-term liabilities                  124,313       123,646
                                            ----------    ----------
 Total liabilities                            208,865       222,379
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock, authorized 144,000,000
    shares of $1.00 par value,
    37,907,497 shares issued                   37,907        37,907
 Retained earnings                            344,099       326,049
 Accumulated other comprehensive
   income                                      17,613        19,091
 Unamortized restricted stock awards           (1,554)         (415)
                                            ----------    ----------
                                              398,065       382,632
 Less 9,473,815 and 9,263,895 shares
    of treasury stock - at cost,
    respectively                              216,053       213,606
                                            ----------    ----------
Shareholders' equity - net                    182,012       169,026
                                            ----------    ----------

 Total                                      $ 390,877     $ 391,405
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JULY 2, 1999
                              (Unaudited)

                             THREE MONTHS ENDED         SIX MONTHS ENDED
(In thousands, except        JUNE 30,    JULY 2,       JUNE 30,    JULY 2,
   per share amounts)         2000        1999          2000        1999
--------------------------------------------------------------------------
NET SALES                  $ 171,691   $ 178,400     $ 348,393   $ 357,144
                           ----------  ----------    ----------  ----------
COST AND EXPENSES:
Cost of sales                102,927     112,881       211,922     224,806
Selling, general and
  administrative expenses     45,622      46,248        92,042      92,823
Amortization of intangibles    1,586       1,510         3,085       3,018
                           ----------  ----------    ----------  ----------
Total                        150,135     160,639       307,049     320,647
                           ----------  ----------    ----------  ----------

INCOME FROM OPERATIONS        21,556      17,761        41,344      36,497
                           ----------  ----------    ----------  ----------
OTHER INCOME(EXPENSE):
Interest expense              (1,810)     (1,754)       (3,518)     (3,553)
Other - net                      539         258         1,347         299
                           ----------  ----------    ----------  ----------
Total                         (1,271)     (1,496)       (2,171)     (3,254)
                           ----------  ----------    ----------  ----------

INCOME BEFORE INCOME TAXES    20,285      16,265        39,173      33,243
INCOME TAXES                   7,911       6,336        15,277      13,297
                           ----------  ----------    ----------  ----------
NET INCOME                    12,374       9,929        23,896      19,946

RETAINED EARNINGS AT
  BEGINNING OF PERIOD        334,506     300,408       326,049     293,425
                           ----------  ----------    ----------  ----------
                             346,880     310,337       349,945     313,371
Cash dividends                (2,129)     (2,325)       (4,250)     (4,658)
Issuance of treasury shares
   under stock plans            (652)       (500)       (1,596)     (1,201)
                           ----------  ----------    ----------  ----------
RETAINED EARNINGS AT END
  OF PERIOD                $ 344,099   $ 307,512     $ 344,099   $ 307,512
                           ==========  ==========    ==========  ==========
WEIGHTED AVERAGE SHARES
   OUTSTANDING:
     BASIC                    28,425      31,061        28,419      31,092
     DILUTED                  28,834      31,694        28,871      31,613
                           ==========  ==========    ==========  ==========
EARNINGS PER COMMON SHARE:
     BASIC                 $    0.44   $    0.32     $    0.84   $    0.64
     DILUTED               $    0.43   $    0.32     $    0.83   $    0.64
                           ==========  ==========    ==========  ==========
CASH DIVIDENDS PER
   COMMON SHARE            $   0.075   $   0.075     $    0.15   $    0.15
                           ==========  ==========    ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999
                               (Unaudited)

(In thousands)                                            2000         1999
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                            $  23,896     $ 19,946
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           19,715       19,161
 Other                                                    1,660          813
 Change in assets and liabilities:
  Deferred income taxes                                   2,848        3,958
  Accounts receivable                                     6,269        2,432
  Inventories and other current assets                     (520)       1,632
  Accounts payable and accrued expenses                 (14,237)     (11,718)
                                                      ----------     --------
Net cash provided by operating activities                39,631       36,224
                                                      ----------     --------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (17,341)     (10,580)
Proceeds from sale of property, plant and equipment         157        1,210
Long-term investments and other assets                   (8,814)      (1,045)
                                                      ----------     --------
Net cash used in investing activities                   (25,998)     (10,415)
                                                      ----------     --------
FINANCING ACTIVITIES:
Purchases of treasury stock                              (7,000)      (3,205)
Issuance of treasury stock                                1,484        1,038
Dividends paid                                           (4,250)      (4,658)
Long-term debt - net                                         61         (483)
Other - net                                                (340)          38
                                                      ----------    ---------
Net cash used in financing activities                   (10,045)      (7,270)
                                                      ----------    ---------

Increase in cash and cash equivalents                     3,588       18,539
Cash and cash equivalents at beginning of period         49,823       42,541
                                                      ----------   ----------
Cash and cash equivalents at end of period            $  53,411    $  61,080
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                JOHN H. HARLAND COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000
                              (Unaudited)

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

3.   Income Taxes

The provisions for income taxes for the six months ended June 30, 2000 and July 2, 1999 were as follows (in thousands):

                                               2000             1999
------------------------------------------------------------------------
Current provision                           $ 12,429         $  9,339
Deferred provision                             2,848            3,958
                                            ---------        ---------
Total                                       $ 15,277         $ 13,297
                                            =========        =========

4.   Inventories

As of June 30, 2000 and December 31, 1999, inventories consisted of the following (in thousands):


                                               2000            1999
------------------------------------------------------------------------
Raw materials and semi-finished goods       $ 20,013        $ 22,628
Finished goods                                   788             592
Hardware component parts                         384             191
                                            ---------       ---------
Total                                       $ 21,185        $ 23,411
                                            =========       =========


5.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments and unrealized gains (losses) on investments. Total comprehensive income for the three and six month periods ended June 30, 2000 and July 2, 1999 was as follows (in thousands):


                            Three Months Ended         Six Months Ended
                            June 30,    July 2,       June 30,   July 2,
                             1999        1999          2000       1999
------------------------------------------------------------------------
Net income:                $12,374     $ 9,929       $23,896    $19,946
Other comprehensive
 Income (loss), net of tax:
  Foreign exchange
    translation adjustments   (397)         36
                                                        (341)        38
  Unrealized gains (losses)
    on investments
                            (1,469)     (4,354)       (1,137)    16,591
                           --------    --------      --------   --------
Comprehensive income       $10,508     $ 5,611       $22,418    $36,575
                           ========    ========      ========   ========

6.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2000 and July 2, 1999 is as follows (in thousands, except per share amounts):

                                Three Months Ended     Six Months Ended
                               June 30,    July 2,    June 30,   July 2,
                                2000        1999       2000        1999
------------------------------------------------------------------------
Computation of basic earnings per common share:
Numerator
  Net Income                 $ 12,374    $ 9,929    $ 23,896   $ 19,946
                              --------   --------    --------   --------
Denominator
  Average weighted shares
  outstanding                  28,381     31,037      28,378     31,071

  Average weighted deferred
   shares outstanding under
   non-employee directors
   compensation plan               44         24          41         21
                              --------   --------    --------   --------
  Shares outstanding for
   basic earnings per share
   calculation                 28,425     31,061      28,419     31,092
                              --------   --------    --------   --------

Basic earnings per share      $  0.44    $  0.32     $  0.84    $  0.64
                              ========   ========    ========   ========

Computation of diluted earnings per common share:

Numerator
  Net Income                 $ 12,374    $ 9,929    $ 23,896   $ 19,946
  Reduced interest expense
   on assumed conversions of
   convertible subordinated
   debentures                      68         74         135        153
                              --------   --------    --------   --------
  Net income for diluted
   earnings per share
   calculation                 12,442     10,003      24,031     20,099
                              --------   --------    --------   --------
Denominator
  Basic weighted average
   shares outstanding          28,425     31,061      28,419     31,092

  Dilutive effect of stock
   options                        148        345         191        233

   Assumed conversions
   of convertible subordinated
   debentures                     261        288         261        288
                              --------   --------    --------   --------
  Shares outstanding for
  diluted earnings per share
   calculation                 28,834     31,694      28,871     31,613
                              --------   --------    --------   --------

Diluted earnings per share    $  0.43   $   0.32    $   0.83   $   0.64
                              ========   ========    ========   ========

7.   Business Segments

The Company operates its business in two segments. The Financial Services segment ("FS") includes printed products (checks and bank forms) and marketing services (database marketing software, direct marketing services, and loan and deposit origination software sold primarily to financial institutions).

The Scantron segment ("Scantron") consists of products and services sold by the Company's Scantron subsidiary including optical mark reading ("OMR") equipment, scannable forms, survey solutions and field maintenance. Scantron sells these products and services to the commercial, financial and education markets.

The Company's operations are primarily in the United States and Puerto Rico. There were no significant inter-segment sales and no material amounts of the Company's sales are dependent upon a single customer. Equity investments, as well as foreign assets, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those referred to in Note 2. Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss excludes interest income, interest expense and certain other non-operating gains and losses that are considered corporate items. Total assets of each business segment did not change materially from the amount disclosed in the 1999 Form 10-K.

Selected summarized financial information for 2000 and 1999 periods were as follows (in thousands):


                                  Business Segment
                              ------------------------  Corporate     Consol-
                                 FS        Scantron    and Other      idated
-----------------------------------------------------------------------------
Quarter ended June 30, 2000
Net Sales                     $  148,819   $  22,872                $ 171,691
Income (loss)                     29,725       4,398   $ (13,838)      20,285

Quarter ended July 2, 1999
Net Sales                     $  152,809   $  25,591                $ 178,400
Income (loss)                     27,708       3,399   $ (14,842)      16,265

Year to date June 30, 2000
Net Sales                     $  303,028   $  45,365                $ 348,393
Income (loss)                     59,773       7,796   $ (28,396)      39,173

Year to date July 2, 1999
Net Sales                     $  309,385   $  47,759                $ 357,144
Income (loss)                     57,334       6,281   $ (30,372)      33,243


8.   Subsequent Event

On July 17, 2000, the Company announced it had signed a definitive agreement to acquire the outstanding shares of Concentrex Incorporated ("Concentrex") in a tender offer for $7 per share or approximately $46 million, which includes stock equivalents. The total cost of the Concentrex acquisition will be approximately $141 million, which includes loan obligations of approximately $82 million and fees and other costs which are estimated at approximately $13 million. The closing is subject to receiving a majority of Concentrex's outstanding shares in the tender offer and other closing conditions. The cash to purchase Concentrex will be from internally generated funds and from bank borrowings. The acquisition is expected to be completed by the end of August 2000 and will be accounted for using the purchase method of accounting. Accordingly, the results of operations of Concentrex will be included in the Company's consolidated financial statements from the date of acquisition.

Concentrex is based in Portland, Oregon and is a provider of technology-powered solutions to deliver financial services, including a broad range of traditional software and services integrated with e-commerce solutions. Concentrex serves over 5,000 financial institutions of all types and sizes in the United States and had operating revenues of $107 million for the year ended December 31, 1999.

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

RESULTS OF OPERATIONS SECOND QUARTER 2000 VERSUS 1999

Consolidated net sales for the quarter ended June 30, 2000 were $171.7 million compared to $178.4 million for the quarter ended July 2, 1999. FS sales totaled $148.8 million and $152.8 million and Scantron's sales totaled $22.9 million and $25.6 million for the second quarters of 2000 and 1999, respectively. The FS sales decrease of $4.0 million was incurred in both marketing services and in the printed products businesses. Marketing services experienced a softening in direct marketing sales somewhat due to higher interest rates and consolidation in the credit card market. The software businesses of marketing services also had lower revenues in the 2000 period compared to the 1999 period. The Company is introducing a new loan and deposit origination software product, financial.center, during the third quarter of 2000. The printed product sales decrease was due to a decline in unit volumes somewhat offset by an increase in average per unit pricing and favorable mix. Volumes for checks decreased 5% from 1999 primarily due to the decline in the orders received from a direct check marketer, the loss of major customers due to mergers and acquisitions and to intercompany transfers of brokerage check production to direct marketing operations. Scantron's sales decreased 10.6% to $22.9 million primarily due to the divestiture of Scantron Quality Computers ("SQC") in December 1999. Adjusted for the SQC divestiture, Scantron sales for the quarter were up approximately 3% primarily due to increases in the scanning and survey businesses and muted somewhat by a decrease in a low margin portion of field service revenue.

Consolidated gross profit increased 5.0% in the second quarter of 2000 from the second quarter of 1999 and increased as a percentage of sales from 36.7% in 1999 to 40.1% in 2000. An increase in FS gross margin, which improved to 38.4% in 2000 from 35.5% in 1999, continued to drive the overall improvement. The higher FS margins were due primarily to the improvement in pricing and from operating efficiencies gained in part from plant consolidations. Scantron's gross profit as a percentage of sales improved to 50.9% in 2000 from 44.8% in 1999 primarily due to the divestiture of SQC which had low gross margins and from improved margins from existing products and services.

Consolidated selling, general and administrative expenses decreased by $0.6 million or 1.4% in the second quarter of 2000 from 1999. These expenses as a percentage of sales were 26.6% in 2000 compared to 25.9% in 1999. Decreases in corporate expenditures, relating somewhat to Y2K-related expenditures in 1999, were offset by increases in FS customer support and marketing expenses.

Consolidated income from operations increased $3.8 million from the second quarter of 1999, primarily reflecting gross margin improvements achieved in the Company's businesses.

Other income (expense) was an expense of $1.3 million in the second quarter of 2000, which was a decrease of $0.2 million from net expense of $1.5 million in 1999.

Consolidated income before income taxes increased $4.0 million compared to the second quarter of 1999.

The Company's consolidated effective income tax rate for the second quarter of 2000 and the second quarter of 1999 was 39%.

The Company's net income for the second quarter of 2000 was $12.4 million compared to $9.9 million for 1999. Basic and diluted earnings per share were $0.44 and $0.43, respectively for the second quarter of 2000 compared to basic and diluted earnings per share of $0.32 for the same period in 1999. Earnings per share in 2000 were favorably impacted by the Company's repurchase of 3,040,000 shares from April 1999 through March 2000. The reduction in shares outstanding favorably impacted earnings per share on a net basis by approximately $0.02.

RESULTS OF OPERATIONS YEAR TO DATE 2000 VERSUS 1999

Consolidated net sales for the six months ended June 30, 2000 were $348.4 million compared to $357.1 million for the six months ended July 2, 1999. FS sales totaled $303.0 million and $309.4 million and Scantron's sales totaled $45.4 million and $47.8 million for the first six months of 2000 and 1999, respectively. The decrease in FS revenues occurred in printed products and in the software product portion of marketing services. Increased sales in direct marketing services reduced the impact of these declines. Volumes for checks decreased 7% from 1999 primarily due to the decline in the orders received from a direct check marketer, the loss of major customers due to mergers and acquisitions, the intercompany transfer of brokerage check production to direct marketing operations and the favorable impact on 1999 check volume of a large conversion. Scantron's sales decreased $2.4 million or 5.0% compared to 1999 primarily due to the divestiture of SQC. Adjusted for the divestiture of SQC, Scantron sales increased 6% over the 1999 period due to increases in its scanning and survey businesses.

Consolidated gross profit as a percentage of sales increased to 39.2% in 2000 from 37.1% in 1999. The improvement was driven largely by FS where gross profit as a percentage of sales improved to 37.5% in 2000 from 35.7% in 1999 due to reductions in per unit check manufacturing costs resulting from consolidation of manufacturing operations. Scantron's gross profit increased 2.9% in the first six months of 2000 as compared to the 1999 period primarily due to the divestiture of SQC. Adjusted for SQC, Scantron gross profit increased approximately 6% over the 1999 period primarily due to its scanning business.

Consolidated selling, general and administrative expenses decreased nearly 1% from 1999 to $92.0 million in 2000 and remained approximately consistent at 26% of sales in 1999 and 2000. Decreases in corporate expenditures primarily related to expenses incurred during 1999 related to Y2K remediation and internal system upgrades were offset by increases in FS related to customer service and marketing costs. Amortization of intangibles increased 2.2% over 1999 to $3.1 million due to the Modelware Americas acquisition.

Consolidated income from operations increased by $4.8 million over 1999 primarily because of the improvement in FS gross margins and lower corporate expenses.

Other income (expense) was an expense of $2.2 million in 2000 and $3.3 million for the six months ended July 2, 1999.

Consolidated income before income taxes increased $5.9 million over 1999.

The Company's consolidated effective income tax rate was 39.0% and 40.0% for the six-month periods ending June 30, 2000 and July 2, 1999, respectively.

The Company's net income for the six months ended June 30, 2000 was $23.9 million compared to $19.9 million for 1999. Basic and diluted earnings per share were $0.84 and $0.83 respectively for the first six months of 2000 compared to $0.64 basic and diluted earnings per share in 1999. The reduction in shares outstanding, due to treasury stock purchases, favorably impacted earnings per share on a net basis by approximately $0.04.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities for the first six months of 2000 were $39.6 million compared to $36.2 million for the first six months of 1999. The primary uses of funds in the first six months of 2000 were for capital expenditures, repurchases of common stock and refundable customer contract payments.

In April 1999, the Company's Board of Directors authorized the repurchase of up to 3.1 million shares or 10% of the Company's outstanding common stock. Shares repurchased under the program can be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. As of June 30, 2000, the Company had purchased 3,040,000 shares of common stock under this authorization. The total expended to date has been $56.5 million, representing an average of $18.58 per share. The Company funded the purchases from current cash flows. In March 2000, the Board of Directors approved the extension of this program to include up to an additional 2.9 million shares of common stock. No additional purchases have been made since March 2000.

Purchases of property, plant and equipment totaled $17.3 million in the first six months of 2000, compared to $10.6 million in 1999. The increase in capital expenditures is primarily related to digital printing equipment purchases. In January 2000, the Company entered into a purchase agreement to purchase digital printing equipment with an aggregate commitment of $21.3 million (2000 - $11.4 million, 2001 - $9.9 million).

As of June 30, 2000, the Company's asset balances included a net unrealized gain of $17.8 million primarily related to the Company's investment in Bottomline Technologies, Inc. The unrealized gain was recorded as a component of accumulated other comprehensive income in the shareholders' equity section of the balance sheet.

The Company has unsecured lines of credit which provide for borrowings up to $61.0 million. As of June 30, 2000, the Company had no outstanding balances under these lines of credit.

On June 30, 2000, the Company had $53.4 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under credit agreements being negotiated will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs, including the recently announced acquisition of Concentrex Incorporated. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

CONCENTREX ACQUISITION

On July 17, 2000, the Company announced it had signed a definitive agreement to acquire the outstanding shares of Concentrex Incorporated ("Concentrex") in a tender offer for $7 per share or approximately $46 million, which includes stock equivalents. The total cost of the Concentrex acquisition will be approximately $141 million, which includes loan obligations of approximately $82 million and fees and other costs which are estimated at approximately $13 million. The closing is subject to receiving a majority of Concentrex's outstanding shares in the tender offer and other closing conditions. The cash to purchase Concentrex will be from internally generated funds and from bank borrowings. The acquisition is expected to be completed by the end of August 2000 and will be accounted for using the purchase method of accounting. Accordingly, the results of operations of Concentrex will be included in the Company's consolidated financial statements from the date of acquisition.

Concentrex is based in Portland, Oregon and is a provider of technology-powered solutions to deliver financial services, including a broad range of traditional software and services integrated with e-commerce solutions. Concentrex serves over 5,000 financial institutions of all types and sizes in the United States and had operating revenues of $107 million for the year ended December 31, 1999.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Upon adoption, all derivative instruments will be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. FAS 133 will be effective for the Company on January 1, 2001. We are currently evaluating this Statement; however, based on our current positions, we do not expect that it will have a material effect on the Company's financial position. We do not believe that an estimate of the probable effects of adoption on the financial statements would be meaningful at this time.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth quarter of 2000. We are currently evaluating the effect that such adoption might have on our financial position and results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting of Certain Transactions involving Stock Compensation - an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. We adopted FIN 44 on July 1, 2000, and the adoption did not have a material effect on the financial position or results of operations of the Company.

OUTLOOK

The Company's operating results were positively impacted by a number of factors, including significant improvements in gross margins for its checks business and growth in direct marketing revenues and margins. The Company will continue to consolidate printing facilities, install new equipment and develop systems and processes in an effort to increase profitability and improve service in its operations. Two printing facilities remain to be closed as part of the previously announced plant consolidation program. These plants will close during 2000.

The Company expects continued pricing pressure from renewals and acquisitions of check printing contracts particularly with large accounts although the pricing environment has moderated somewhat.
In an effort to increase volume and pricing and improve mix, the Company has strengthened its marketing efforts with regional and community accounts.

The Company introduced its Windows(R) version of Max$ell, its database marketing software, in late 1999. The new release and ancillary products in database marketing along with the introduction of financial.center, a web enabled loan and deposit origination software, in the third quarter should result in increased software revenues in 2000.

The Company expects to incur immaterial charges during 2000 for additional employee severance related to previously announced plant closings and implementation of new printing technology.

The Company expects the acquisition of Concentrex to be dilutive to earnings during 2000 and 2001. However, the acquisition is expected to be accretive to cash flow by the end of 2000.

YEAR 2000 COMPLIANCE

The Company's Year 2000 initiative defined and provided a continuing process for assessment, remediation planning and plan implementation to achieve a level of readiness that would meet the computer-related challenges presented by the Year 2000 in a timely manner. Based on these efforts, the Company considered its critical systems, critical electronic assets, relationships with key business partners and contingency plans ready as of December 31, 1999. The Company suffered no material consequences in the first six months of 2000 in these areas due to the Year 2000 issues.

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

Many variables will impact the ability to improve service quality, achieve production efficiencies and reduce expenses. These include, but are not limited to, the development and implementation of new technology and processes systems used in the Company's manufacturing and call center operations. Further, there can be no assurance that the Company can reproduce or improve upon historic profit margin trends. Many factors can affect the Company's ability to improve profitability, including, among other factors, competitive pricing trends, the ability to secure similar materials prices and labor rates, and the ability to reduce the cost of manufacturing. Competition among suppliers, restricted supply of materials, labor and services, and other such factors outside of the Company's control, may adversely affect prices and may materially impact the Company's results.

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

Interest Rate Risk

The fair value of the Company's long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of the Company's long-term debt to a hypothetical 10% decrease in interest rates as of June 30, 2000 (in thousands):


                                      Carrying       Fair     Hypothetical
                                        Value       Value(a)  Fair Value(b)
-----------------------------------------------------------------------------
Long-term debt, including
   current portion                    $106,441     $ 98,673     $103,162
                                      =========    =========    =========


Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. ("Bottomline"). The change in market value is accounted for as a component of other comprehensive income. The following presents the value at risk for the Company's investment in Bottomline reflecting the high and low closing market prices for the six months ended June 30, 2000 (in thousands):


                                      Carrying
                                       Value(c)     High(a)       Low(a)
-----------------------------------------------------------------------------
Investment in Bottomline              $ 19,877     $ 29,842     $ 14,535
                                      =========    =========    =========

(a)  Based on quoted market prices for these or similar items.
(b)  Calculated based on the change in discounted cash flow.
(c)  Based on market value as of June 30, 2000.

As of July 28, 2000, the carrying value of the Bottomline investment was $14.3 million.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on April 28, 2000.

(b) At the meeting William S. Antle III, John D. Johns and Eileen M. Rudden were elected for three-year terms expiring in 2003. The Directors whose terms continued after the Annual Meeting are Juanita P. Baranco, Richard K. Lochridge, John J. McMahon Jr.,
     G. Harold Northrop, Larry L. Prince and Timothy C. Tuff.

(c) A brief description of each matter voted upon and the results of the voting are as follows:

Election of Directors for Three-Year Term:

     William S. Antle III
         Voting for              25,109,371
         Withheld                   543,161

     John D. Johns
          Voting for             25,098,636
          Withheld                  553,896

      Eileen M. Rudden
          Voting for             25,106,370
          Withheld                  546,162

Ratification of the appointment of Deloitte & Touche LLP as the Company's auditors:

          Voting for             25,215,313
          Voting against            413,221
          Withheld                    23,998

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Reference No.             Description of Exhibit
______________________________________________________________________________
     27                  Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the quarterly period ended June 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)

        08/14/2000                          /s/ William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice President,
                                          Corporate Controller
                                          (Principal Accounting Officer)