Form 10-Q
period 2000-09-29
HARLAND JOHN H CO
filed 2000-11-14
CIK 45599

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 29, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _______________

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

The number of shares of the Registrant's Common Stock outstanding on October 27, 2000 was 28,492,357.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------

(In thousands, except share and             September 29,   December 31,
per share amounts)                              2000          1999
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT ASSETS:
 Cash and cash equivalents                  $  17,379     $  49,823
 Accounts receivable, net                      75,921        60,901
 Inventories                                   21,465        23,411
 Deferred income taxes                         15,966        12,664
 Prepaid income taxes                          12,255           379
 Other                                          8,933         5,870
                                            ----------    ----------
 Total current assets                         151,919       153,048
                                            ----------    ----------

 INVESTMENTS AND OTHER ASSETS:

 Investments                                   23,698        23,167
 Goodwill and other intangibles - net         143,783        61,213
 Deferred income taxes                         16,714         9,911
 Refundable contract payments                  26,683        19,793
 Assets Held for sale                          20,080         1,187
 Other                                         32,278        11,090
                                            ----------    ----------
 Total investments and other assets           263,236       126,361
                                            ----------    ----------

 PROPERTY, PLANT AND EQUIPMENT                315,058       272,555
 Less accumulated depreciation
    and amortization                          189,294       160,559
                                            ----------    ----------
 Property, plant and equipment - net          125,764       111,996
                                            ----------    ----------

 Total                                      $ 540,919     $ 391,405
                                            ==========    ==========


 See Notes to Condensed Consolidated Financial Statements.




                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and             September 29,   December 31,
per share amounts)                              2000          1999
----------------------------------------------------------------------
                                            (Unaudited)
 CURRENT LIABILITIES:
 Accounts payable - trade                   $  27,050     $  29,587
 Deferred revenues                             33,411        22,471
 Accrued liabilities:
    Salaries, wages and employee benefits      29,059        25,793
    Taxes                                       7,688         6,284
    Acquisition-related severance               8,236             -
    Other                                      22,799        14,598
                                            ----------    ----------
 Total current liabilities                    128,243        98,733
                                            ----------    ----------

 LONG-TERM LIABILITIES:

 Long-term debt, less current maturities      206,615       106,446
 Other                                         18,886        17,200
                                            ----------    ----------
 Total long-term liabilities                  225,501       123,646
                                            ----------    ----------
 Total liabilities                            353,744       222,379
                                            ----------    ----------
 SHAREHOLDERS' EQUITY:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock, authorized 144,000,000
    shares of $1.00 par value,
    37,907,497 shares issued                   37,907        37,907
 Retained earnings                            346,181       326,049
 Accumulated other comprehensive
    income                                     19,669        19,091
 Unamortized restricted stock awards           (1,772)         (415)
                                            ----------    ----------
                                              401,985       382,632
 Less 9,417,840 and 9,263,895 shares
    of treasury stock - at cost,
    respectively                              214,810       213,606
                                            ----------    ----------
 Shareholders' equity - net                   187,175       169,026
                                            ----------    ----------

 Total                                      $ 540,919     $ 391,405
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
        FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 29, 2000
                              AND OCTOBER 1, 1999
                                   (Unaudited)

                             THREE MONTHS ENDED        NINE MONTHS ENDED
(In thousands, except        Sep. 29,    Oct. 1,       Sep. 29,   Oct. 1,
   per share amounts)         2000        1999          2000       1999
--------------------------------------------------------------------------
NET SALES                  $ 179,784   $ 173,727     $ 528,176   $ 530,871
                           ----------  ----------    ----------  ----------
COST AND EXPENSES:
Cost of sales                104,878     106,948       316,800     331,754
Selling, general and
  administrative expenses     49,427      45,715       141,468     138,539
Amortization of intangibles    2,419       1,508         5,505       4,526
Acquired in-process
  research & development       8,248           -         8,248           -
                           ----------  ----------    ----------  ----------
Total                        164,972     154,171       472,021     474,819
                           ----------  ----------    ----------  ----------

INCOME FROM OPERATIONS        14,812      19,556        56,155      56,052
                           ----------  ----------    ----------  ----------
OTHER INCOME(EXPENSE):
Interest expense              (2,825)     (2,000)       (6,342)     (5,552)
Other - net                       57         927         1,404       1,226
                           ----------  ----------    ----------  ----------
Total                         (2,768)     (1,073)       (4,938)     (4,326)
                           ----------  ----------    ----------  ----------

INCOME BEFORE INCOME TAXES    12,044      18,483        51,217      51,726
INCOME TAXES                   7,444       5,952        22,722      19,249
                           ----------  ----------    ----------  ----------
NET INCOME                     4,600      12,531        28,495      32,477

RETAINED EARNINGS AT
  BEGINNING OF PERIOD        344,099     307,512       326,049     293,425
                           ----------  ----------    ----------  ----------
                             348,699     320,043       354,544     325,902
Cash dividends                (2,132)     (2,322)       (6,382)     (6,980)
Issuance of treasury shares
  under stock plans             (386)       (203)       (1,981)     (1,404)
                           ----------  ----------    ----------  ----------
RETAINED EARNINGS AT END
  OF PERIOD                $ 346,181   $ 317,518     $ 346,181   $ 317,518
                           ==========  ==========    ==========  ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
     BASIC                    28,485      30,834        28,442      31,007
     DILUTED                  28,788      31,693        28,845      31,633
                           ==========  ==========    ==========  ==========
EARNINGS PER COMMON SHARE:
     BASIC                 $    0.16   $    0.41     $    1.00   $    1.05
     DILUTED               $    0.16   $    0.40     $    0.99   $    1.04
                           ==========  ==========    ==========  ==========
CASH DIVIDENDS PER
  COMMON SHARE             $   0.075   $   0.075     $   0.225   $   0.225
                           ==========  ==========    ==========  ==========

See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999
                                   (Unaudited)

(In thousands)                                            2000         1999
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                            $  28,495    $  32,477
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation and amortization                           32,627       29,798
 Acquired in-process research & development costs         8,248
 Other                                                    2,822        1,717
Change in assets and liabilities,
net of effects of business acquired:
  Deferred income taxes                                   2,284        1,856
  Accounts receivable                                     2,707        2,683
  Inventories and other current assets                   20,173        4,784
  Accounts payable and accrued expenses                 (27,951)      (7,784)
                                                      ----------   ----------
Net cash provided by operating activities                69,405       65,531
                                                      ----------   ----------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (28,688)     (16,583)
Proceeds from sale of property, plant and equipment         211        1,250
Acquisition of Concentrex, Incorporated,
  net of cash acquired                                 (140,042)           -
Notes receivable from Netzee, Inc.                       (5,000)           -
Long-term investments and other assets                  (15,608)     (10,764)
                                                      ----------   ----------
Net cash used in investing activities                  (189,127)     (26,097)
                                                      ----------   ----------
FINANCING ACTIVITIES:
Purchases of treasury stock                              (7,000)     (18,661)
Issuance of treasury stock                                1,892        1,605
Dividends paid                                           (6,382)      (6,980)
Long-term debt - net                                     99,980         (549)
Payments of deferred debt issue costs                    (1,174)           -
Other - net                                                 (38)         207
                                                      ----------   ----------
Net cash provided by (used in) financing activities      87,278      (24,378)
                                                      ----------   ----------

Increase (decrease) in cash and cash equivalents        (32,444)      15,056
Cash and cash equivalents at beginning of period         49,823       42,541
                                                      ----------   ----------
Cash and cash equivalents at end of period            $  17,379    $  57,597
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2000
                                   (Unaudited)

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

3.   Acquisition

On August 23, 2000, the Company completed its cash tender offer for all of the outstanding common stock of Concentrex Incorporated ("Concentrex"). Concentrex is based in Portland, Oregon and is a provider of technology-powered solutions to deliver financial services, including a broad range of traditional software and services integrated with e-commerce solutions. Concentrex serves over 5,000 financial institutions of all types and sizes in the United States.

The acquisition costs totaled $143.0 million which included the purchase of outstanding shares of common stock of Concentrex at $7 per share, preferred stock and stock options ($42.0 million), the payoff of Concentrex's loan obligations ($83.8 million), and certain other acquisition costs (approximately $17.2 million). Approximately $100 million of the acquisition costs was funded from a new credit facility obtained by the Company (see Note 6).

The acquisition costs have been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. As part of this allocation, the Company acquired in-process research and development costs of $8.2 million which was expensed at acquisition. Of the total acquisition costs, approximately $104.9 million was preliminarily allocated to intangibles assets, of which $94.2 million represented goodwill being amortized over eleven years on a straight-line basis and $10.7 million of other intangibles being amortized over seven years on a straight-line basis. The purchase price allocation for this acquisition is preliminary and further refinements are likely to be made based on the completion of final valuation studies.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Concentrex have been included in the Company's consolidated financial statements from the date of acquisition.

The following unaudited pro forma summary presents information as if the Concentrex acquisition occurred at the beginning of the respective year in which the assets were acquired as well as the beginning of the immediately preceding year. Related to presenting this effect, the unaudited pro forma summary also include adjustments related to the purchase of 100% of the common stock of ULTRADATA Corporation by Concentrex in 1999. Also, a portion of Harland's purchase price of Concentrex has been allocated to the net realizable value of certain assets of Concentrex's online banking and electronic payments business which the Company has identified as businesses held for sale. The pro forma summary includes adjustments which remove the operating results of the businesses held for sale. The pro forma summary results also include certain other adjustments, primarily increased amortization of intangible assets, increased interest expense and reduced interest income. Pro forma results include the write-off of acquired in-process research and development costs of $8.2 million and $18.7 million for the nine-month periods ended September 29, 2000 and October 1, 1999, respectively (in thousands, except per share amounts):


                                                Nine Months Ended
                                             Sep. 29          Oct. 1
                                               2000            1999
------------------------------------------------------------------------
Net sales                                   $594,182        $612,528
Net income                                    11,021           5,207
Earnings per share:
   Basic                                    $   0.39        $   0.17
   Diluted                                  $   0.38        $   0.16


The unaudited pro forma financial information presented does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.


4.   Income Taxes

The provisions for income taxes for the nine months ended September 29, 2000 and October 1, 1999 were as follows (in thousands):

                                               2000            1999
------------------------------------------------------------------------
Current provision                           $ 20,438        $ 17,393
Deferred provision                             2,284           1,856
                                            ---------       ---------
Total                                       $ 22,722        $ 19,249
                                            =========       =========

5.   Inventories

As of September 29, 2000 and December 31, 1999, inventories consisted of the following (in thousands):

                                               2000            1999
------------------------------------------------------------------------
Raw materials and semi-finished goods       $ 20,091        $ 22,628
Finished goods                                 1,066             592
Hardware component parts                         308             191
                                            ---------       ---------
Total                                       $ 21,465        $ 23,411
                                            =========       =========

6.   Long Term Debt

In August 2000, the Company entered into a $300 million revolving credit facility ("the Credit Facility") maturing in 2004. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.225% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, on the following indices: the Fed Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including leverage, fixed charge and minimum net worth tests. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests, or sell its assets beyond certain amounts.

The Company used a portion of the proceeds from the Credit Facility to pay off existing senior debt in the amount of $100 million and used approximately $100 million for the acquisition of Concentrex Incorporated. Direct borrowings under the Credit Facility at September 29, 2000 totaled $200 million. At September 29, 2000, there were no outstanding letters of credit under the Credit Facility and $3.5 million in letters of credit outstanding outside of the Credit Facility. The average interest rate in effect at September 29, 2000 was 7.68%.

7.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments and unrealized gains (losses) on investments. Total comprehensive income for the three and nine-month periods ended September 29, 2000 and October 1, 1999 was as follows (in thousands):


                            Three Months Ended         Nine Months Ended
                            Sep. 29,    Oct. 1,       Sep. 29,   Oct. 1,
                             2000        1999          2000       1999
------------------------------------------------------------------------
Net income:                $ 4,600     $12,531       $28,495     $32,477
Other comprehensive
 income (loss), net of tax:
  Foreign exchange
    translation adjustments    133          68          (208)        106
  Unrealized gains (losses)
    on investments           1,923     (13,019)          786       3,572
                           --------    --------      --------   --------
Comprehensive income       $ 6,656     $  (420)      $29,073     $36,155
                           ========    ========      ========   ========

8.   Earnings per Common Share

The computation of basic and diluted earnings per share for the three and nine month periods ended September 29, 2000 and October 1, 1999 is as follows (in thousands, except per share amounts):

                                Three Months Ended     Nine Months Ended
                               Sep. 29,    Oct. 1,    Sep. 29,   Oct. 1,
                                2000        1999       2000        1999
------------------------------------------------------------------------
Computation of basic earnings per common share:
Numerator
     Net income               $  4,600   $ 12,531    $ 28,495   $ 32,477
                              --------   --------    --------   --------
Denominator
     Average weighted shares
     outstanding                28,434     30,806      28,397     30,983

     Average weighted deferred
   shares outstanding under
   non-employee directors
   compensation plan                51         28          45         24
                              --------   --------    --------   --------
     Shares outstanding for
   basic earnings per share
   calculation                  28,485     30,834      28,442     31,007
                              --------   --------    --------   --------

Basic earnings per share      $   0.16   $   0.41    $   1.00   $   1.05
                              ========   ========    ========   ========

Computation of diluted earnings per common share:

Numerator
     Net income               $  4,600   $ 12,531    $ 28,495   $ 32,477
     Reduced interest expense
   on assumed conversions of
   convertible subordinated
   debentures                       68         74         203        263
                              --------   --------    --------   --------
     Net income for diluted
   earnings per share
   calculation                   4,668     12,605      28,698     32,740
                              --------   --------    --------   --------
Denominator
     Basic weighted average
   shares outstanding           28,485     30,834      28,442     31,007

     Dilutive effect of stock
   options                          42        571         142        338

   Assumed conversions
   of convertible subordinated
   debentures                      261        288         261        288
                              --------   --------    --------   --------
     Shares outstanding for
   diluted earnings per share
   calculation                  28,788     31,693      28,845     31,633
                              --------   --------    --------   --------

Diluted earnings per share    $   0.16   $   0.40    $   0.99   $   1.04
                              ========   ========    ========   ========


9.   Business Segments

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

Selected summarized financial information for 2000 and 1999 periods were as follows (in thousands):

                                  Business Segment
                              ------------------------  Corporate     Consol-
                                     FS        Scantron  and Other    idated
-----------------------------------------------------------------------------
Quarter ended September 29, 2000
Net Sales                     $  154,668   $  25,316   $    (200)   $ 179,784
Income (loss)                     18,483       7,051     (13,490)      12,044

Quarter ended October 1, 1999
Net Sales                     $  147,493   $  26,291   $     (57)   $ 173,727
Income (loss)                     25,779       6,001     (13,297)      18,483

Year to date September 29, 2000
Net Sales                     $  457,904   $  70,681   $    (409)   $ 528,176
Income (loss)                     77,602      14,847     (41,232)      51,217
Identifiable Assets              424,611      40,966      75,342      540,919

Year to date October 1, 1999
Net Sales                     $  457,040   $  74,050   $    (219)   $ 530,871
Income (loss)                     83,066      12,282     (43,621)      51,727


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

RESULTS OF OPERATIONS THIRD QUARTER 2000 VERSUS 1999

Consolidated net sales for the quarter ended September 29, 2000 were $179.8 million compared to $173.7 million for the quarter ended October 1, 1999.

FS sales totaled $154.7 million and $147.5 million for the third quarters of 2000 and 1999, respectively. The FS sales increase of $7.2 million was primarily attributed to growth in software, including $9.6 million from the acquisition of Concentrex Incorporated ("Concentrex") in August 2000, (see Note 3 to the Condensed Consolidated Financial Statements). Excluding Concentrex, FS sales totaled $145.1 million, a 2% decrease from the 1999 period. In printed products, sales per unit was higher than last year, offset by a 2% decline in unit volumes resulting in a sales change which was basically flat when compared to the 1999 period. Volumes for checks decreased primarily due to the decline in the orders received from a direct check marketer. Marketing services accounted for the majority of the adjusted FS sales decline with decreased sales in direct marketing services and software operations (excluding Concentrex). Direct marketing service sales decreased due to a change in billing method for mailing costs (having the customer pay the cost directly) which had minimal impact on margins. Software operations sales decreased primarily due to delays in delivery of a new loan and deposit origination product and slower than anticipated sales of database marketing software products.

Scantron's sales totaled $25.3 million and $26.3 million for the third quarters of 2000 and 1999, respectively, a decrease of 4%. The decrease in sales was due to the divestiture of Scantron Quality Computers ("SQC") in December 1999. Adjusted for the SQC divestiture, Scantron sales for the quarter were up approximately 2% due to increases in scanning, survey solutions and service groups.

Consolidated gross profit increased 12.2% in the third quarter of 2000 from the third quarter of 1999 and increased as a percentage of sales from 38.4% in 1999 to 41.7% in 2000. An increase in FS gross margin, which improved to 39.3% in 2000 from 36.1% in 1999, continued to drive the overall improvement. The higher FS margins were due primarily to improvement in pricing and from operating efficiencies gained in part from plant consolidations and process improvements. Scantron's gross profit as a percentage of sales improved to 55.6% in 2000 from 51.8% in 1999 primarily due to the divestiture of SQC, which had low gross margins, and from improved margins in existing products and services.

Consolidated selling, general and administrative expenses increased by $3.7 million or 8.1% in the third quarter of 2000 from 1999. These expenses as a percentage of sales were 27.5% in 2000 compared to 26.3% in 1999. The increase was due to the addition of Concentrex operations moderated by decreases in corporate expenditures related to Y2K-related and other projects in 1999.

In connection with the acquisition of Concentrex, the Company recorded expense of $8.2 million for research and development efforts related to several product development activities in process at the date of acquisition. The values assigned to the in-process research and development efforts were determined by independent appraisal and represent those efforts in process at the date of acquisition that had not yet reached the point where technological feasibility had been established and that had no alternative future uses. Accounting rules require these costs be expensed as incurred.

Consolidated income from operations decreased $4.7 million from the third quarter of 1999, primarily due to the in-process research and development charge of $8.2 million associated with the Concentrex acquisition. Excluding the charge for acquired in-process research and development, operating income increased 18 percent over the 1999 period.

Other income (expense) was an expense of $2.8 million in the third quarter of 2000, which was an increase of $1.7 million from net expense of $1.1 million in 1999. Interest expense increased as a result of the higher levels of borrowings related to the acquisition of Concentrex and due to floating interest rates which were higher than fixed rates on previous debt (see Note 6 to the Condensed Consolidated Financial Statements).

Consolidated income before income taxes decreased $6.4 million compared to the third quarter of 1999.

The Company's consolidated effective income tax rate was 61.8% and 32.2% for the three-month periods ending September 29, 2000 and October 1, 1999, respectively. The increase in the effective income tax rate was primarily due to nondeductible acquired in-process research and development costs and nondeductible Concentrex-related intangible amortization. The effective tax rates for both the 2000 and 1999 periods were reduced by the impact of tax credits of $0.9 million in each period. In the 1999 period, there was also a retroactive adjustment of the estimated effective tax rate for the year to 39.0% from the previous rate of 40.0% resulting in a $332,000 reduction in taxes.

The Company's net income for the third quarter of 2000 was $4.6 million compared to $12.5 million for 1999. Basic and diluted earnings per share were $0.16 and $0.16, respectively, for the third quarter of 2000 compared to basic and diluted earnings per share of $0.41 and $0.40, respectively, for the same period in 1999. However, the Concentrex acquisition negatively impacted net income by $9.1 million, or $0.31 per share, of which in-process research and development costs accounted for $0.28. Tax credits for research and development expense positively impacted earnings for the quarter by $0.03 per share. Excluding the negative impact of Concentrex and positive impact of the tax credits, diluted earnings per share were $0.44.

RESULTS OF OPERATIONS YEAR TO DATE 2000 VERSUS 1999

Consolidated net sales for the nine months ended September 29, 2000 were $528.2 million compared to $530.9 million for the nine months ended October 1, 1999.

FS sales totaled $457.9 million and $457.0 million for the first nine months of 2000 and 1999, respectively. Excluding Concentrex, FS sales decreased $8.7 million or 2% compared to 1999. Most of the decline, excluding Concentrex, occurred in printed products, where volumes for checks decreased 5.8% from 1999 primarily due to the decline in the orders received from a direct check marketer and the loss of major customers due to mergers and acquisitions. Software sales, excluding Concentrex, declined due to lower product sales.

Scantron's sales totaled $70.7 million and $74.0 million for the first nine months of 2000 and 1999, respectively, a decrease of $3.3 million or 4.5%. The decrease in sales was primarily due to the divestiture of SQC in December 1999. Adjusted for the SQC divestiture, Scantron sales for the period increased approximately 3.1% compared to 1999 due to increases in its scanning and survey businesses.

Consolidated gross profit as a percentage of sales increased to 40.0% in 2000 from 37.5% in 1999. The improvement was driven primarily by the FS segment where gross profit as a percentage of sales improved to 38.1% in 2000 from 35.8% in 1999 due to reductions in per unit check manufacturing costs resulting from consolidation of manufacturing operations. Scantron's gross profit as percentage of sales increased to 52.0% from 48.2% due to the disposition of SQC and due to the favorable mix of high-margin forms.

Consolidated selling, general and administrative expenses increased 2% from 1999 to $141.5 million in 2000 and increased as a percentage of sales from 26.1% in 1999 to 26.8% in 2000. Decreases in corporate expenditures were primarily related to the expenses incurred during 1999 related to Y2K remediation and internal system upgrades. Amortization of intangibles increased 21.6% over 1999 to $5.5 million due to Modelware Americas acquisition in March 2000 and the Concentrex acquisition.

Consolidated income from operations increased by $0.1 million over 1999. Excluding the charge for acquired in-process research and development in 2000, operating income increased 15 percent over 1999 primarily because of the improvement in FS gross margins and lower corporate expenses.

Other income (expense) was a net expense of $4.9 million in 2000 and $4.3 million for the nine months ended October 1, 1999. Interest expense increased due to increases in debt levels related to financing of the Concentrex acquisitions and refinancing of existing debt (see Note 6 to the Condensed Consolidated Financial Statements).

Consolidated income before income taxes decreased $0.5 million over 1999.

The Company's consolidated effective income tax rate was 44.4% and 37.2% for the nine-month periods ending September 29, 2000 and October 1, 1999, respectively. The increase in the effective income tax rate was primarily due to nondeductible acquired in-process research and development costs and nondeductible Concentrex-related intangible amortization. The increase was moderated by a $0.9 million tax credit. The effective tax rate for the 1999 period was also impacted favorably by a $0.9 million tax credit.

The Company's net income for the nine months ended September 29, 2000 was $28.5 million compared to $32.5 million for 1999. Basic and diluted earnings per share were $1.00 and $0.99, respectively, for the first nine months of 2000 compared to $1.05 basic and $1.04 diluted earnings per share in 1999. Excluding the impact of Concentrex and the tax credits, net income was $36.7 million or diluted earnings per share year-to-date of $1.27. Also, the reduction in shares outstanding, due to treasury stock purchases, favorably impacted earnings per share on a net basis by approximately $0.04 in 2000.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities for the first nine months of 2000 were $69.2 million compared to $65.5 million for the first nine months of 1999. The primary uses of funds in the first nine months of 2000 were for the acquisition of Concentrex, payment of long-term debt, capital expenditures, repurchases of common stock and refundable customer contract payments.

In April 1999, the Company's Board of Directors authorized the repurchase of up to 3.1 million shares or 10% of the Company's outstanding common stock. Shares repurchased under the program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. As of September 29, 2000, the Company had purchased 3,040,000 shares of common stock under this authorization. The total expended to date has been $56.5 million, representing an average of $18.58 per share. The Company funded the purchases from current cash flows. In March 2000, the Board of Directors approved the extension of this program to include up to an additional 2.9 million shares of common stock. No additional purchases have been made since March 2000.

Purchases of property, plant and equipment totaled $28.7 million in the first nine months of 2000, compared to $16.6 million in 1999. The increase in capital expenditures is primarily related to digital printing equipment purchases. In January 2000, the Company entered into a purchase agreement to purchase digital printing equipment with an aggregate commitment of $21.3 million (2000 - $11.4 million, 2001 - $9.9 million).

As of September 29, 2000, the Company's asset balances included a net unrealized gain of $18.8 million primarily related to the Company's investment in Bottomline Technologies, Inc. The unrealized gain was recorded as a component of accumulated other comprehensive income in the shareholders' equity section of the balance sheet.

In connection with the Concentrex acquisition, the Company entered into a $300 million revolving credit facility maturing in 2004 (see Note 6 to the Condensed Consolidated Financial Statements). The facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. As of September 29, 2000, direct borrowings totaled $200 million. There were $3.5 million of letters of credit outstanding that were issued outside of the revolving credit facility.

On September 29, 2000, the Company had $17.4 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under the new credit facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

CONCENTREX ACQUISITION

On August 23, 2000, the Company completed its cash tender offer for the outstanding common stock of Concentrex. Concentrex is based in Portland, Oregon and is a provider of technology-powered solutions to deliver financial services, including a broad range of traditional software and services integrated with e-commerce solutions. Concentrex serves over 5,000 financial institutions of all types and sizes in the United States.

The acquisition costs totaled $143.0 million which included the purchase of outstanding shares of common stock of Concentrex at $7 per share and other equity related instruments ($42.0 million), the payoff of Concentrex's loan obligations ($83.8 million), and certain other acquisition costs (approximately $17.2 million). Approximately $100 million of the acquisition costs was funded from a new credit facility obtained by the Company with the balance provided from operating funds.

The acquisition costs have been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. As part of this allocation, the Company acquired in-process research and development costs of $8.2 million which was expensed at acquisition. Of the total acquisition costs, approximately $104.9 million was preliminarily allocated to intangibles assets, of which $94.2 million represented goodwill which is being amortized over eleven years on a straight-line basis and $10.7 million to other intangibles being amortized over seven years on a straight-line basis. The purchase price allocation for this acquisition is preliminary and further refinements are likely to be made based on the completion of final valuation studies.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Concentrex have been included in the Company's consolidated financial statements from the date of acquisition.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statements No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Upon adoption, all derivative instruments will be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. FAS 133 will be effective for the Company on January 1, 2001. We are currently evaluating this Statement; however, based on our current positions, we do not expect that it will have a material effect on the Company's financial position. We do not believe that an estimate of the probable effects of adoption on the financial statements would be meaningful at this time.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth quarter of 2000. Management does not anticipate that the adoption of SAB 101 will have a material impact on the Company's Consolidated Financial Statements.

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

OUTLOOK

The Company believes that its financial position continues to be strong. In the short-term, the Company expects a dilutive impact from the Concentrex acquisition of approximately $0.15 for 2000. The Company's checks operations are expected to continue to show year-over-year improvement in the fourth quarter. Harland anticipates that most of the remaining operations will be flat, with the exception of its traditional software group, which will be down from last year due to a decline in sales and the impact of new product costs. The Company will continue the rationalization of its software business and anticipates that there will be further reductions in headcount. These reductions could have an impact on pre-tax earnings of up to $1.0 million in the fourth quarter of 2000. The Company expects earnings per share for 2000 to be between $1.55 - $1.60, excluding the effects of Concentrex and one-time severance charges.

YEAR 2000 COMPLIANCE

The Company's Year 2000 initiative defined and provided a continuing process for assessment, remediation planning and plan implementation to achieve a level of readiness that would meet the computer-related challenges presented by the Year 2000 in a timely manner. Based on these efforts, the Company considered its critical systems, critical electronic assets, relationships with key business partners and contingency plans ready as of December 31, 1999. The Company suffered no material consequences in the first nine months of 2000 in these areas due to the Year 2000 issues.

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

Interest Rate Risk

As a result of the variable nature of the senior credit facility's interest rate, the fair value of the Company's revolving credit debt approximates its carrying value.

Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. ("Bottomline"). The change in market value is accounted for as a component of other comprehensive income. The following presents the value at risk for the Company's investment in Bottomline reflecting the high and low closing market prices for the nine months ended September 29, 2000 (in thousands):

                                      Carrying
                                       Value(b)     High(a)       Low(a)
-----------------------------------------------------------------------------
Investment in Bottomline              $ 21,694     $ 22,093     $ 11,483
                                      =========    =========    =========

(a)  Based on quoted market prices for these or similar items.
(b)  Based on market value as of September 29, 2000.

As of October 27, 2000, the carrying value of the Bottomline investment was $15.2 million.



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Reference No.             Description of Exhibit
---------------------------------------------------
      27                    Financial Data Schedule

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 21, 2000 relating to the tender offer of Concentrex, Incorporated.

On September 7, 2000 the Company filed a Form 8-K, dated August 23, 2000 reporting the consummation of the Concentrex tender offer and the related merger of a subsidiary of the Company into Concentrex.

On November 6, 2000, the Company filed a Form 8-K/A Amendment No. 1 to the Current Report on Form 8-K dated August 23, 2000. The Form 8-K/A provides the financial statements and pro forma financial information required to be filed by the Company with respect to Concentrex, Inc. becoming a wholly owned subsidiary of Harland as of August 23, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY
                                            (Registrant)


        11/13/2000                          /s/ William M. Dollar
Date:  _________________               By:_____________________________
                                          William M. Dollar
                                          Vice President,
                                          Corporate Controller
                                          (Principal Accounting Officer)