Form 10-K
period 2000-12-31
HARLAND JOHN H CO
filed 2001-04-02
CIK 45599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-K

(Mark One)

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the fiscal year ended December 31, 2000 or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|x|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on March 16, 2001 was $442,278,807.

The number of shares of the Registrant's Common Stock outstanding on March 16, 2001, was 28,622,791.

A portion of the Registrant's Proxy Statement dated March 16, 2001, is incorporated by reference in Part III hereof.

                      John H. Harland Company and Subsidiaries
                         Index to Annual Report on Form 10-K

                                                                      Page

                             Part I

Item 1:         Business                                               3

Item 2:         Properties                                             7

Item 3:         Legal Proceedings                                      7

Item 4:         Submission of Matters to a Vote of Security Holders    7

                Executive Officers of the Registrant                   8


                             Part II

Item 5:         Market for the Registrant's Common Equity and
                Related Stockholder Matters                            8

Item 6:         Selected Financial Data                                8

Item 7:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    8

Item 7A:        Quantitative And Qualitative Disclosures About
                Market Risk                                            9

Item 8:         Financial Statements and Supplementary Data            9

Item 9:         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                 9



                            PART III

Item 10:        Directors and Executive Officers of the Registrant     9

Item 11:        Executive Compensation                                 9

Item 12:        Security Ownership of Certain Beneficial Owners
                and Management                                         9

Item 13:        Certain Relationships and Related Transactions         9



                             PART IV

Item 14:        Exhibits, Financial Statement Schedule and
                Reports on Form 8-K                                   10

PART I
ITEM 1. BUSINESS

General

        John H. Harland Company (the "Company" or the "Registrant") was founded in 1923 as a general printer and lithographer. The Registrant is incorporated under the laws of Georgia and is headquartered in Atlanta.

        The Company works with banks, credit unions, brokerage houses and financial software companies, providing these institutions with products and services that help strengthen relationships with their customers. These offerings include financial printing (checks, forms and business products) and, through its Harland Financial Solutions, Inc. subsidiary ("HFS"), database marketing software, and loan and deposit origination software. The Company's subsidiary, Scantron Corporation ("Scantron"), sells information management products and services, including optical mark reading equipment, scannable forms, survey solutions and field maintenance services. Scantron sells these products and services primarily to the education, financial institution, and commercial markets.

        The Company serves its major markets through three primary business segments, each of which is described below. Reference is made to Note 12 of the Notes to Consolidated Financial Statements on page F28 of this Annual Report on Form 10-K with respect to information concerning the Company's business segments.


Recent Developments

        On August 23, 2000, the Company completed its cash tender offer for the outstanding common stock of Concentrex Incorporated ("Concentrex"). The acquired operations provide technology-powered solutions to deliver financial services, including a broad range of traditional software and services integrated with e-commerce solutions to over 5,000 financial institutions of all types and sizes in the United States. The Company believes that this acquisition made it one of the larger providers of software focused on the financial institution market and gives the Company leading positions in a number of key market segments. The acquired operations are part of the Company's Software and Services segment.

        The Company announced a reorganization primarily related to the three segment operating structure implemented during the fourth quarter. This reorganization eliminated 145 positions to streamline the Company's operations. During the fourth quarter of 2000, the Company decided to discontinue certain of its DOS-based software products and migrate current customers to similar product offerings acquired in the Concentrex acquisition. Also, the Company revised the long-term prospects of another of its software operations.

        In November 2000, in conjunction with the sale of certain assets to Netzee, Inc. ("Netzee") the Company extended a guaranty to a financial institution, on behalf of Netzee, of Automated Clearing House exposures up to an amount not to exceed $15 million. In March 2001, the guaranty was terminated with no liability to the Company.

Printed Products

        The Printed Products segment ("Printed Products") provides products and services to financial institutions, including banks, credit unions, brokerage houses and financial software companies. These offerings include checks, forms and business documents marketed to financial institutions or customers of those institutions on their behalf.

        Printed Products traditional products are checks, forms and related magnetic ink character recognition ("MICR") documents, including personal, business and computer checks and forms. Printed Products also produces a variety of financial documents, in conjunction with personal and/or small business financial software applications.

        Printed Products primary competitors in the sale of MICR-encoded documents and related forms to financial institutions are two national financial printers specializing in check printing, one of which possesses substantially greater sales and financial resources than the Company. While accurate statistics with respect to the aggregate level of check production are not readily available, the Company believes that Printed Products is the second-largest producer of MICR-encoded documents and related forms in the United States.

        Printed Products markets its products and services primarily in the United States, although there is varying market penetration in the Caribbean and Mexico. Distinct sales groups focus on community, regional and national banks, credit unions, brokerage houses, financial software companies and office supply superstores. Printed Products also produces checks on behalf of a direct mail check supplier.

        Printed Products maintains 15 production facilities in the United States. These facilities consist of nine imprint plants, two computer checks facilities, one facility dedicated to direct marketing and brokerage production and three forms and specialty production facilities. Printed Products also has an imprint facility in Puerto Rico. The Company has a 51%-ownership in a check printing company in Mexico, which has one production facility.

        Printed Products is currently converting four of its imprint plants to digital printing technology. The conversion, which began in 2000, will ultimately cost approximately $25 million when completed. One plant was converted during 2000, with three more plants scheduled for conversion by the end of 2001. This technology is currently in use in the facility dedicated to direct marketing and brokerage production.

        Principal raw materials are safety paper, form paper and MICR bond paper. Other related products, such as vinyl, inks, checkboards, packaging material and miscellaneous supplies are purchased from a number of suppliers. The Company believes that adequate raw materials will be available to support Printed Products operations.

        The Company believes that the loss of any one Printed Products customer would not have a materially adverse effect on its consolidated results of operations.

Software and Services

        The Software and Services segment provides products and services to financial institutions, including banks and credit unions. These software offerings include loan origination, database marketing, host processing, mortgage services and analytical services. Software and Services market its products and services primarily in the United States and operates ten facilities nationwide. The segment is composed of HFS and Harland Services. HFS consists of four business units: Delivery Systems, Financial Intelligence, Mortgage Services and Host Processing.

        Delivery Systems products include loan and deposit origination and compliance software for the financial institution market. These products are marketed and supported to a customer base of approximately 4,000 financial institutions. Delivery Systems has both a Windows(R)-based and web-based product, which the Company believes form the most complete product suite in the industry. Competition within this market varies by financial institution size.

        Financial Intelligence products includes marketing customer information file ("MCIF") software, a decision support solution which enables financial institutions to quickly and accurately gauge profitability potential and target potential customers. Utilization of external and internal data, such as demographic and geographic information, can enhance analysis, which is then merged into multi-contact direct marketing programs. Additional services include consulting, creative services, printing and fulfillment, and campaign management, all of which are designed to deliver a strong return on investment for financial institutions. Additionally, the Company is developing a suite of ancillary products designed to increase the effectiveness of financial institutions' MCIF systems, including linking a bank's Web site to its MCIF system, enabling targeted one-to-one marketing efforts via the Internet. Financial Intelligence also includes the Encore! product line, which provides financial institutions with cross-selling opportunities at branch, call center and teller levels.

        The market for the Financial Intelligence products and services is growing within the financial services industry. More than 750 financial institutions utilize one of the Company's database marketing products, giving the Company a leadership position in this emerging market.

        Host Processing provides real-time host processing solutions for mid-to-large-sized credit unions. It also provides PC-based host solutions for smaller credit unions. The main business is a company called ULTRADATA, which was part of the Concentrex acquisition. Believing that there was brand recognition and credibility to the ULTRADATA name, the Company revived the ULTRADATA brand after the acquisition. Host Processing works with approximately 800 customers.

        Mortgage Services develops, markets and provides maintenance services for three integrated mortgage software applications, including an origination system, a secondary market system, and a risk analysis and pipeline management system. Mortgage Services provides these services to approximately 40 financial institutions.

        The Company believes that the primary competitive factor influencing buying decisions within the Software and Services segment is the ability to help financial institutions improve profitability and increase operational efficiencies. The Company believes that Software and Services compares favorably with its competitors in this respect.

        The Company believes that the loss of any one Software and Services customer would not have a materially adverse effect on its consolidated results of operations.

Scantron Corporation

        Scantron was founded in 1972 and acquired by the Company in 1988. Scantron provides products and services utilized primarily in the areas of surveying, assessment and data collection for education, financial institution and commercial markets. These primary offerings include scannable forms, optical mark readers ("OMRs"), application software and maintenance services.

        Scantron's brand awareness is strong in the K-12 and post secondary education markets, where the name "Scantron" is readily associated with testing and data collection technology. In addition to test scoring, a Scantron system, which includes a scanner, forms and software, is used to collect and analyze data for attendance, course scheduling, evaluations, payroll, skills assessments, balloting, employee surveys, 360-Degree Surveys, customer satisfaction surveys and patient surveys.

        Related lines of businesses include the Scantron Survey Services Division, which offers full-service data collection and survey solutions; and the Scantron Services Group, a provider of scanner, personal computer, and network systems maintenance, support and installation services.

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

        Scantron markets its products and services primarily through inside and outside sales and service representatives throughout the United States and Canada. Representatives sell machines, forms, software, scanner maintenance, survey services, and on-site support and installation services of PC hardware, peripherals and computer networks. Scantron's products (principally machines and forms) are also marketed internationally through distributorships.

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

Employees

        As of December 31, 2000, the Company and its subsidiaries employed 5,445 people.

ITEM 2. PROPERTIES

         As of December 31, 2000, the Company and its subsidiaries owned and leased facilities throughout the United States, Puerto Rico and Mexico.
The Printed Products facilities consist of nine imprint plants, two computer checks facilities, one facility dedicated to direct marketing and brokerage production and three forms and specialty production facilities. The Company also leases a production facility in Puerto Rico. The Company has a 51% ownership in a check printing company in Mexico, which has one production facility.

         The Software and Services segment leases office space for sales and service activities in ten states.

         The Scantron subsidiary conducts its business in three facilities located in California, Texas and Nebraska and leases small amounts of space for its field services activities in various states.

         The Company owns ten of the Printed Product facilities and one of the Scantron facilities and leases the remainder of its properties. These leases have expiration dates ranging from 2001 to 2012. The Company also owns three buildings located in Atlanta, Georgia which houses its Printed Products support and administrative services and also its corporate offices.

ITEM 3. LEGAL PROCEEDINGS

        In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth information with respect to all executive officers of the Company.

        Name                Age                  Office Held

Timothy C. Tuff              53     Chairman, President and Chief Executive
                                    Officer
Charles B. Carden            56     Vice President Finance and Chief Financial
                                    Officer
S. David Passman III         48     President, Printed Products
John C. Walters              60     Vice President, Secretary and General
                                    Counsel

        Mr. Tuff joined the Company as President and Chief Executive Officer in 1998. For the prior five years, he served as President and Chief Executive Officer of Boral Industries, Inc., managing the North American and European operations of Australian-based Boral, Ltd., a world leader in building and construction materials.

        Mr. Carden joined the Company in 1999. He previously served as Executive Vice President and Chief Financial Officer of Mariner Post-Acute Network, a health care provider, since 1996, prior to which he was employed by Leaseway Transportation Corporation for 14 years, last serving as Senior Vice President and Chief Financial and Administrative Officer.

        Mr. Passman joined the Company in 1996 as Senior Vice President and Chief Financial Officer and assumed his present position in 2000. He was previously employed by Deloitte & Touche LLP for 20 years, last serving as Managing Partner of its Atlanta office.

        Mr. Walters has been employed by the Company for more than five years.

        Mr. Tuff also serves on the Board of Directors and was elected as Chairman of the Board in 2000. Officers are elected annually and serve at the pleasure of the Board.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

        See the information with respect to the market for and number of holders of the Company's common stock, quarterly market information and dividend information which is set forth on page F32. The Company has an established policy of making quarterly dividend payments to shareholders. The Company expects to pay future cash dividends depending upon the Company's pattern of growth, profitability, financial condition and other factors which the Board of Directors may deem appropriate.

ITEM 6. SELECTED FINANCIAL DATA

        See the information with respect to selected financial data on page
F32.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F2 through F8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See the information with respect to Quantitative And Qualitative Disclosures About Market Risk on pages F7 and F8 under the captions Market Risk, Interest Rate Risk and Equity Price Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the information with respect to Financial Statements and Supplementary Data on pages F9 through F32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding Directors required herein is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders dated March 16, 2001 (the "Proxy Statement").

        The information regarding Executive Officers required herein is included in Part I of this Annual Report and incorporated herein by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                Page in
                                                                   this
                                                                  Annual
                                                                  Report
                                                                 on Form
                                                                    10-K
                                                                 -------
(a)1. Financial Statements:

Consolidated Balance Sheets                                           F9
Consolidated Statements of Operations                                F11
Consolidated Statements of Cash Flows                                F12
Consolidated Statements of Shareholders' Equity                      F13
Notes to Consolidated Financial Statements                           F14
Independent Auditors' Report                                         F30
Management's Responsibility for Financial Statements                 F31
Supplemental Financial Information (unaudited)                       F32


(a)2. Financial Statement Schedule:

Schedule II. Valuation and Qualifying Accounts                        S1

All other schedules have been omitted since the information required is either in the financial statements or notes thereto or is not required.

3.1  * Amended and Restated Articles of Incorporation (Exhibit B to
       Registrant's Proxy Statement dated March 12,1999).
3.2 * Bylaws, as amended through February 1, 1999 (Exhibit 3.2 to Registrant's Annual Report on Form 10-K ("1998 10-K") for the year ended December
       31, 1998).
4.1 * Revolving Credit Agreement, dated as of August 23, 2000, among Registrant and the Lenders named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 23, 2000).
4.2    First Amendment dated October 19, 2000 to the Revolving Credit
       Agreement.
4.3    Second Amendment dated February 28, 2001 to the Revolving Credit
       Agreement.
4.4 Indenture relating to 6.75% Convertible Subordinated Debentures due 2011 of Scantron Corporation (omitted pursuant to Item 601(b) (4)(iii) of Regulation S-K; will be furnished to the Commission upon request).
4.5 * Rights Agreement, dated as of December 17, 1998, between Registrant and First Chicago Trust Company of New York (Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 1, 1999).
4.6 * Note Agreement dated as of December 1, 1993 relating to Registrant's 6.60% Series A Senior Notes Due December 30, 2008 (Exhibit 4.5 to the 1995 10-K).
4.7 See Articles IV, V and VII of Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of Registrant's Bylaws, filed as Exhibit 3.2.
10.1 * Form of Noncompete and Termination Agreement between Registrant,
       Charles B. Carden, S. David Passman III and John C. Walters
       (Exhibit 10.6 to the 1995 10-K).

10.2 * Noncompete and Termination Agreement, dated as of October 6,1998, between Registrant and Timothy C. Tuff (Exhibit 10.7 to the 1998 10-K).
10.3 * Restricted Stock Agreement, dated October 6, 1998, between Registrant and Mr. Tuff (Exhibit 10.8 to the 1998 10-K).
10.4 Form of Restricted Stock Agreement between Registrant and Messrs. Carden, Passman, Tuff and Walters.
10.5 * Supplemental Retirement Agreement, dated as of January 14, 1999, between Registrant and Mr. Tuff (Exhibit 10.9 to the 1998 10-K).
10.6 * John H. Harland Company 1999 Stock Option Plan, as amended (Exhibit 99.1 to Registrant's Registration Statement on Form S-8, File No. 333-94727).
10.7 * John H. Harland Company 2000 Stock Option Plan (Exhibit 99-1 to Registration Statement on Form S-8, File No. 333-50892)
10.8   John H. Harland Company Employee Stock Purchase Plan, as amended.
10.9 * John H. Harland Company Deferred Compensation Plan for Outside Directors (Exhibit 10.10 to the 1996 10-K).
21     Subsidiaries of the Registrant.
23     Independent Auditors' Consent.

(b)     Reports on Form 8-K.

        On November 6, 2000, the Company filed a Form 8-K/A Amendment No. 1 to the Current Report on Form 8-K dated August 23, 2000. The Form 8-K/A provides the financial statements and pro forma financial information required to be filed by the Company with respect to Concentrex Incorporated becoming a wholly owned subsidiary of Harland as of August 23, 2000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN H. HARLAND COMPANY

/s/ Charles B. Carden        3/30/01        /s/ J. Michael Riley        3/30/01
------------------------     ---------      ------------------------    -------
Charles B. Carden            Date           J. Michael Riley            Date
Vice President Finance and                  Vice President and
Chief Financial Officer                     Corporate Controller
(Principal Financial Officer)               (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Timothy C. Tuff          3/30/01        /s/ William S. Antle III    3/30/01
------------------------     ---------      ------------------------    -------
Timothy C. Tuff              Date           William S. Antle III        Date
Chairman, President and                     Director
Chief Executive Officer
(Principal Executive Officer)


/s/ John D. Johns            3/30/01        /s/ Richard K. Lochridge    3/30/01
------------------------     ---------      ------------------------    -------
John D. Johns                Date           Richard K. Lochridge        Date
Director                                    Director

                                            /s/ G. Harold Northrop      3/27/01
-----------------------      ---------      ------------------------    -------
John J. McMahon Jr.          Date           G. Harold Northrop          Date
Director                                    Director

/s/ Larry L. Prince          3/30/01        /s/ Eileen M. Rudden        3/29/01
-----------------------      ---------      ------------------------    -------
Larry L. Prince              Date           Eileen M. Rudden            Date
Director                                    Director

/s/ Jesse J. Spikes          3/30/01
-----------------------      ---------
Jesse J. Spikes              Date
Director

                      JOHN H. HARLAND COMPANY AND SUBSIDIARIES

                         Index to Information For Inclusion
                         in the Annual Report on Form 10-K
                        for the year ended December 31, 2000



Management's Discussion and Analysis of
   Results of Operations and Financial Condition                        F2

Consolidated Financial Statements
   and Notes to Consolidated Financial Statements                       F9

Independent Auditors' Report                                           F30

Management's Responsibility For Financial Statements                   F31

Supplemental Financial Information (Unaudited)                         F32

Financial Statement Schedule                                            S1

                                      -F1-

JOHN H. HARLAND COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


        John H. Harland Company (the "Company") operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions.

        The Software and Services segment ("Software") is focused on the financial institution market and includes lending and mortgage origination and closing applications, database marketing software, host processing and business intelligence solutions.

        The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including optical mark reading ("OMR") equipment, scannable forms, survey solutions and field maintenance services. Scantron sells these products and services to the commercial, financial institution and education markets.

Results of Operations
2000 versus 1999

        Consolidated net sales for the year ended December 31, 2000 were $720.7 million, compared to $702.5 million for the year ended December 31, 1999, an increase of 2.6%. Printed Products sales were $567.5 million in 2000, a decrease of 1.8% from 1999. The largest decrease in Printed Products occurred in traditional check printing operations where a 6.0% volume decrease was due to a decline in orders received from a direct check marketer and the loss of certain large customers resulting from continued consolidation in the financial institution industry. Average sales per unit in traditional check printing operations grew by 2.7% and partially offset the impact of lower volumes. Direct marketing volume and sales also declined in 2000.

        Software sales increased 120.0% from $27.5 million in 1999 to $60.5 million in 2000 primarily due to the acquisition of Concentrex Incorporated ("Concentrex")(see Note 2). Sales from the acquired operations totaled $36.8 million for the period from August 23, 2000 (date of acquisition) to December 31, 2000. Sales in previously existing Software operations were down compared to 1999 due to a delay in the delivery of a new loan and deposit origination product and slower than anticipated sales of database marketing software products.

        Scantron's sales were $93.4 million in 2000, a decrease of 4.3% from 1999. The decrease in sales was primarily due to the divestiture of Scantron Quality Computers ("SQC") in December 1999. Adjusted for the divestiture of SQC, Scantron sales increased 2.2% with the increases occurring in its scanning and survey divisions. Scantron's field services division had a slight decrease in sales compared to 1999.

        Consolidated gross profit increased by 11.3% from $264.3 million in 1999 to $294.1 million in 2000 and increased as a percentage of sales from 37.6% in 1999 to 40.8% in 2000. The increase in Printed Products gross profit as a percentage of sales to 37.1% in 2000 from 35.0% in 1999 accounted for most of the consolidated gross profit increase. Printed Products gross profit improvement resulted primarily from a price increase, a favorable product pricing/mix and improvement in productivity due to the implementation of new technology and price enhancements. Software's gross profit, as a percent of sales, increased to 58.0% in 2000 from 52.0% in 1999. Scantron's gross profit increased by 0.9% over 1999 and increased as a percentage of sales to 51.7% in 2000 from 49.0% in 1999 due to product mix and the divestiture of SQC in 1999, which had lower margins.

                                      -F2-

        Selling, general and administrative expenses ("SG&A") totaled $201.7 million in 2000, an increase of 9.0% over 1999. As a percentage of sales, SG&A increased from 26.3% in 1999 to 28.0% in 2000. The increase was due in part to the addition of Concentrex operations which had higher SG&A costs in relation to sales than the Company's traditional operations. The impact of the Concentrex acquisition was partially offset by decreases in corporate expenditures relating to Year 2000 and other projects in 1999.

        During the fourth quarter of 2000, the Company recorded a restructuring charge of $14.5 million (see Note 3) which was primarily for impairment of intangible assets and severance-related expenses. The impairment of intangibles was a result of the Company's examination during the fourth quarter of the long-term viability of product offerings in two of its software operations. Subsequent to the acquisition of Concentrex in August 2000, the Company decided to discontinue certain DOS-based products and migrate current customers to similar Concentrex product offerings or to a web-based product currently in development. As a result of this decision, the remaining intangibles associated with these products were written off. Due to lower than anticipated sales of a new version of an existing product, the Company revised the long-term prospects of another of its software operations. The revision of expectations required an adjustment of the carrying value of the operation's long-term assets to the calculated value based on discounted projected cash flows. The impairment charges for these two actions had a total pre-tax impact of $9.4 million, or $7.9 million after tax. The severance costs resulted primarily from a reorganization of the Company into three distinct segments. In connection with the reorganization during the fourth quarter, the Company eliminated 145 positions, which resulted in a pre-tax charge of $4.3 million, or $2.6 million after tax.

        Amortization of intangibles in 2000 increased by $3.3 million from 1999 primarily due to the Concentrex acquisition in August 2000.

        Interest expense increased by $3.2 million in 2000 due to increases in debt levels related to the financing of the Concentrex acquisition and refinancing of existing debt.

        Other income - net increased $1.8 million in 2000 due primarily to a gain on the sale of a Company investment in the fourth quarter.

        The Company's effective income tax rate was 47.1% in 2000 and 37.7% in 1999. The effective rate increased due to the impact of non-deductible costs in 2000, including acquired in-process research and development, impairment of intangibles included in restructuring costs and Concentrex-related intangible amortization. The increase between years was moderated by an increase in tax credits in 2000. See Note 5 to the consolidated financial statements for factors affecting the tax rate in each year.

        Net income for 2000 was $28.7 million compared to $42.7 million for 1999. Basic and diluted earnings per share for 2000 were $1.01 and $1.00, respectively, compared to basic and diluted earnings per share of $1.39 and $1.37 in 1999. Included in 2000 were charges for restructuring and acquired in-process research and development costs, which reduced diluted earnings by $0.66 per share. These were offset partially by a gain on the sale of investments, which increased earnings per share by $0.10. The acquisition of Concentrex had a dilutive impact on 2000 earnings of $0.10 per share.

Results of Operations
1999 versus 1998

        Consolidated net sales for the year ended December 31, 1999 were $702.5 million, compared to $673.9 million for the year ended December 31, 1998, an increase of 4.2%.

        Printed Products sales were $577.7 million in 1999, an increase of 5.6% over 1998. The increase in Printed Products sales was spread among printing operations. The largest increase was in direct marketing operations. In traditional check printing operations, a 1.0% volume decline was offset by a small positive price variance that resulted despite the pricing pressure experienced in large contract renewals.

                                      -F3-

        In Software, sales declined during 1999 primarily due to a drop in new installations resulting from delays in the introduction of new generation software products. The initial installations of MAX$ELL for Windows(R) occurred during the fourth quarter of 1999.

        Scantron's sales were $97.6 million in 1999, an increase of 10.4% over 1998. The increase occurred primarily in field maintenance operations and was largely the result of an acquisition in late 1998. Scantron's sales of OMR equipment and scannable forms also contributed to the increase.

        Consolidated gross profit increased by 11.8% from 1998 to $264.3 million and increased as a percentage of sales from 35.1% in 1998 to 37.6% in 1999.

        In Printed Products, gross profit as a percentage of sales increased to 35.0% in 1999 from 31.0% in 1998. All operating areas in this segment showed improvement in 1999. The overall improvement came largely from lower printing production costs resulting from plant consolidations, process improvements and lower cost of raw materials. In addition, direct marketing margins increased through improved pricing.

        Scantron's gross profit increased by 6.6% over 1998 but decreased as a percentage of sales to 49.0% in 1999 from 50.7% in 1998, primarily reflecting declines in gross margins in field maintenance services and survey solutions, partially offset by an improvement in gross margin for scannable forms and OMR equipment.

        Consolidated SG&A totaled $185.1 million in 1999, an increase of 8.6% over 1998. As a percentage of sales, SG&A increased from 25.3% in 1998 to 26.3% in 1999. Higher expenses included costs associated with the development of internal systems, costs related to Year 2000 and the development of software products. In addition, the Company also incurred higher sales commissions due to changes in program design and higher expenses for incentive compensation.

        In 1998, the Company expensed $12.8 million primarily associated with the development of the Harland Relationship Manager software system.

        During 1998, the Company recorded restructuring charges totaling $51.1 million. Of this total, $4.9 million was incurred during the first nine months of 1998 and was primarily for severance-related expenses applicable to the plant network restructuring announced in 1996 and to certain other organizational changes. The Company recognized $46.2 million in the fourth quarter of 1998 related to organizational changes announced in December 1998 and to impairment of assets due to the decision to discontinue development of Harland Relationship Manager.

        Amortization of intangibles in 1999 decreased by $4.2 million from 1998 primarily due to the write-down of certain intangible assets in the 1998 restructuring charge.

        Other income - net was $2.4 million in 1999 versus $4.7 million in 1998. In 1999, the primary component was interest income from temporary investments. The 1999 total also included a $1.2 million gain on sale of certain investments, offset by a loss of $1.1 million from disposal of certain assets of a subsidiary of Scantron. In 1998, the total included gains of $3.9 million from the sale of a Company aircraft and certain check production facilities.

        The Company's effective income tax rate in 1999 was 37.7%, which included the benefit of a $924,000 tax credit. In 1998, the effective tax rate, before the effect of restructuring charges, was 42.5%. See Note 5 to the consolidated financial statements for factors impacting the tax rate in each year.

                                      -F4-

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

Financial Condition, Capital
Resources and Liquidity

        Cash flows provided from operations in 2000 were $101.6 million, an increase of 5.2% over $96.6 million for 1999. Cash flows provided by financing activities totaled $69.8 million in 2000 as compared to cash used by financing activities of $56.5 million in 1999. The primary uses of funds in 2000 were for the acquisition of Concentrex, capital expenditures, refundable contract payments, dividend payments to shareholders and purchases of treasury stock.

        In April 1999, the Company's Board of Directors authorized the repurchase of up to 3.1 million shares of the Company's outstanding common stock, representing approximately ten percent of the Company's then outstanding shares. Through December 31, 2000, the Company had paid $56.5 million to repurchase 3,040,000 shares under this authorization. In March 2000, the Board of Directors approved an extension of this program to include up to an additional 2.9 million shares of common stock.

        Capital expenditures totaled $40.5 million in 2000 compared to $23.8 million in 1999. The increase in capital expenditures related primarily to digital printing equipment purchases. In January 2000, the Company entered into a purchase agreement to purchase digital printing equipment. As of December 31, 2000 the Company purchased approximately $16.3 million of digital printing equipment with additional purchases projected at $7.4 million for 2001.

        As of December 31, 2000, the Company's assets included a net unrealized gain of $5.4 million primarily related to appreciation of the Company's investment in Bottomline Technologies, Inc. ("Bottomline"). This unrealized gain was partially offset by an unrealized loss related to the Company's investment in Netzee, Inc. ("Netzee"). The net unrealized gain was recorded as a component of accumulated other comprehensive income in the shareholders' equity section of the balance sheet.

        In connection with the Concentrex acquisition, the Company entered into a $300 million revolving credit facility maturing in 2004 (see Note
4). The facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. As of December 31, 2000, direct borrowings totaled $185 million under the credit facility and there was $3.2 million in outstanding letters of credit; $0.1 million of these letters of credit were issued under the credit facility.

        On December 31, 2000, the Company had $18.5 million in cash and cash equivalents and $114.9 million available for borrowing under the credit facility. The Company believes that its current cash position, funds from operations and the availability of funds under the new credit facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

                                      -F5-

Concentrex Acquisition

        On August 23, 2000, the Company completed its cash tender offer for the outstanding common stock of Concentrex. The acquired operations provide technology-powered solutions to deliver financial services, including a broad range of traditional software and services integrated with e-commerce solutions to over 5,000 financial institutions of all types and sizes in the United States.

        The acquisition costs totaled $146.5 million which included the purchase of outstanding shares of common stock of Concentrex, preferred stock and stock options ($42.0 million), the payoff of Concentrex's loan obligations ($83.9 million) and certain other acquisition costs ($20.6 million). Approximately $100 million of the acquisition cost was funded from a new credit facility obtained by the Company (see Note 4).

        The acquisition costs have been allocated on the basis of the preliminary estimated fair market values of the assets acquired and liabilities assumed.

        As part of the acquisition, the Company acquired in-process research and development costs of $8.2 million, which were expensed at acquisition, and represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility.

        A portion of the acquisition cost was allocated to the net realizable value of certain assets of the acquired operation's online banking and electronic payments business which the Company identified as a business held for sale. In November 2000, these assets, which totaled $8.2 million, were sold to Netzee for consideration of 4.4 million shares of Netzee common stock. The Company also extended a line of credit to Netzee of which the maximum amount of $5.0 million was outstanding at December 31, 2000.

        The purchase price allocation for this acquisition is preliminary and may be revised at a later date. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Concentrex have been included in the Company's consolidated financial statements from the date of acquisition.

Outlook

        The Company believes that its financial position continues to be strong. The Software and Services segment operations related to the Concentrex acquisition were less dilutive in 2000 than anticipated. The Company anticipates this segment will continue to be dilutive to earnings, including the impact of acquisition-related interest, in 2001. However, the Company expects this segment's profitability will improve during 2001.

        The Company is projecting continued growth in the Printed Products segment's profits due to implementation of new technology, including digital printing, process improvements and growth in direct marketing operations.

        The Company is projecting the Scantron segment will increase sales and profits nominally in 2001 primarily in its survey business.

Risk Factors and
Cautionary Statements

        When used in this report and in subsequent filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in written or oral statements made by authorized representatives of the Company, the words or phrases "should result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including, but not limited to, those discussed below that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution

                                      -F6-
should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date such statements are made and which may or may not be based on historical experiences and/or trends which may or may not continue in the future. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of unanticipated events.

        Various factors may affect the Company's financial performance, including, but not limited to, those factors discussed below and could cause the Company's actual results for future periods to differ from any opinions, statements or projections expressed with respect thereto. Such differences could be material and adverse. Many variables will impact the ability to improve service quality, achieve production efficiencies and reduce expenses. These include, but are not limited to, the development and implementation of new technology and processes used in the Company's manufacturing and call center operations. Further, there can be no assurance that the Company can reproduce or improve upon historic profit margin trends. Many factors can affect the Company's ability to improve profitability, including, among other factors, competitive pricing trends, the ability to secure similar materials prices and labor rates, and the ability to reduce the cost of manufacturing. Competition among suppliers, restricted supply of materials, labor and services, and other such factors outside of the Company's control, may adversely affect prices and may materially impact the Company's results.

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

        While the Company believes substantial growth opportunities exist, specifically marketing services such as database marketing software, direct marketing and loan and deposit origination software, there can be no assurances that the Company will achieve its growth targets. There are many variables relating to the development and sale of new software products, including the timing and costs of the development effort, product performance, functionality, product acceptance and competition. Also, no assurance can be made as to market acceptance and to the potential impact of governmental regulations on the Company's ability to expand its software and direct marketing business and meet projected growth targets.

Market Risk

        All financial instruments held by the Company are held for purposes other than trading and are exposed to primarily two types of market risks: interest rate and equity price.

Interest Rate Risk

        As a result of the variable nature of the revolving credit facility's interest rate, the fair value of the Company's revolving credit debt approximates its carrying value.

                                      -F7-

Equity Price Risk

       The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline and Netzee. The change in market value is accounted for as a component of other comprehensive income. The following presents the value at risk for the Company's investment in Bottomline reflecting the high and low closing market prices for the year ended December 31, 2000 and the value at risk for the Company's investment in Netzee reflecting the high and low closing market prices for the period November 10, 2000 (date of acquisition) through December 31, 2000 (in thousands):



                                  Carrying
                                  Value(a)       High(b)        Low(b)
----------------------------------------------------------------------
Investment in:
  Bottomline                      $12,946      $27,657       $7,560
  Netzee                            1,650        8,800        1,375

[FN]

(a)     Based on market value as of December 31, 2000.
(b)     Based on quoted market prices for these items.

Accounting Pronouncements


        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statements No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Upon adoption, all derivative instruments will be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. FAS 133 will be effective for the Company on January 1, 2001. Adoption of these pronouncements will not have an initial material effect on the Company's financial position or results of operations.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the fourth quarter of 2000 and the adoption of SAB 101 did not have a material impact on the financial position or results of operations of the Company.

Year 2000 Compliance

        The Company's Year 2000 initiative defined and provided a continuing process for assessment, remediation planning and plan implementation to achieve a level of readiness that would meet the computer-related challenges presented by the Year 2000 in a timely manner. Based on these efforts, the Company considered its critical systems, critical electronic assets, relationships with key business partners and contingency plans ready as of December 31, 1999. The Company suffered no material consequences in 2000 in these areas due to the Year 2000 issues.

                                      -F8-


                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
            (In thousands, except share and per share amounts)

                                                              December 31,
                                                            2000        1999
-------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                $ 18,480     $ 49,823
Accounts receivable from customers, less
  allowance for doubtful accounts of $4,272
  and $6,456                                               86,767       60,901
Inventories:
  Raw materials and semi-finished goods                    19,506       22,628
  Hardware component parts                                    342          191
  Finished goods                                              755          592
Deferred income taxes                                      19,217       12,664
Prepaid income taxes                                       15,738          379
Other                                                       7,211        5,870
-------------------------------------------------------------------------------
Total current assets                                      168,016      153,048
-------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS:
Investments                                                16,740       23,167
Goodwill and other intangibles - net                      142,960       61,213
Deferred income taxes                                       6,614        9,911
Refundable contract payments                               25,705       19,793
Other - net                                                33,301       12,277
-------------------------------------------------------------------------------
Total investments and other assets                        225,320      126,361
-------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
Land                                                        3,555        3,555
Buildings and improvements                                 49,098       45,570
Machinery and equipment                                   216,138      196,393
Furniture and fixtures                                     14,230       11,687
Leasehold improvements                                     10,150        7,727
Additions in progress                                      17,426        7,623
-------------------------------------------------------------------------------
Total property, plant and equipment                       310,597      272,555
Less accumulated depreciation and amortization            181,007      160,559
-------------------------------------------------------------------------------
Property, plant and equipment - net                       129,590      111,996
-------------------------------------------------------------------------------

TOTAL                                                    $522,926     $391,405
===============================================================================

                                      -F9-


                                                              December 31,
                                                            2000         1999
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                         $ 29,313     $ 29,587
Deferred revenues                                          47,622       22,471
Accrued liabilities:
  Salaries, wages and employee benefits                    28,365       25,793
  Restructuring costs                                       3,296        1,238
  Taxes                                                     8,015        6,284
  Other                                                    23,836       13,360
--------------------------------------------------------------------------------
Total current liabilities                                 140,447       98,733
--------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term debt                                            191,617      106,446
Other                                                      19,497       17,200
--------------------------------------------------------------------------------
Total long-term liabilities                               211,114      123,646
--------------------------------------------------------------------------------

Total liabilities                                         351,561      222,379
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (see Note 11)

SHAREHOLDERS' EQUITY:
Series preferred stock, authorized 500,000
  shares of $1.00 par value, none issued
Common stock, authorized 144,000,000 shares of
  $1.00 par value, 37,907,497 shares issued                37,907       37,907
Additional paid-in capital                                      -            -
Retained earnings                                         343,998      326,049
Accumulated other comprehensive income                      5,084       19,091
Unamortized restricted stock awards                        (1,591)        (415)
--------------------------------------------------------------------------------
                                                          385,398      382,632
Less 9,383,806 and 9,263,895 shares in
  treasury, at cost                                       214,033      213,606
--------------------------------------------------------------------------------
Total shareholders' equity                                171,365      169,026
--------------------------------------------------------------------------------

TOTAL                                                    $522,926     $391,405
================================================================================

[FN]
See Notes to Consolidated Financial Statements.

                                     -F10-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                       Year ended December 31,
                                                     2000       1999        1998
  ---------------------------------------------------------------------------------
  Net Sales                                       $ 720,677  $ 702,512   $ 673,947
  Cost of sales                                     426,589    438,223     437,598
  ---------------------------------------------------------------------------------
  Gross Profit                                      294,088    264,289     236,349
  Selling, general and administrative
    expenses                                        201,653    185,072     170,466
  Amortization of intangibles                         9,318      6,035      10,213
  Acquired in-process research and development
    and other software charges                        8,248          -      12,771
  Restructuring charge                               14,451          -      51,087
  ---------------------------------------------------------------------------------
  Income (Loss) From Operations                      60,418     73,182      (8,188)
  ---------------------------------------------------------------------------------

  Other Income (Expense):
  Interest expense                                  (10,379)    (7,170)     (7,457)
  Other - net                                         4,225      2,447       4,684
  ---------------------------------------------------------------------------------
  Total                                              (6,154)    (4,723)     (2,773)
  ---------------------------------------------------------------------------------

  Income (Loss) Before Income Taxes                  54,264     68,459     (10,961)
  Income taxes                                       25,567     25,775       9,686
  ---------------------------------------------------------------------------------
  Net Income (Loss)                               $  28,697  $  42,684   $ (20,647)
  =================================================================================

  Earnings (Loss) Per Common Share
     Basic                                        $    1.01  $    1.39   $   (0.66)
     Diluted                                      $    1.00  $    1.37   $   (0.66)
  =================================================================================

[FN]
  See Notes to Consolidated Financial Statements.

                                     -F11-


                       JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                          Year ended December 31,
                                                         2000      1999       1998
  -----------------------------------------------------------------------------------
  OPERATING ACTIVITIES:
  Net income (loss)                                   $  28,697  $ 42,684   $(20,647)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                         29,595    29,738     27,463
    Amortization                                         18,867    10,826     14,952
    Noncash portion of restructuring charge              12,415         -     46,857
    Acquired in-process research and development
      and other software charges                          8,248         -     10,927
    Loss (gain) on sale of assets                        (2,426)    1,547     (2,991)
    Other - net                                           2,208     3,531      5,184
    Change in assets and liabilities net of
      effects of businesses acquired/disposed:
      Deferred income taxes                              15,867     5,040     (8,738)
      Accounts receivable                                (7,584)    6,913       (680)
      Inventories and other current assets               11,408     3,324     18,495
      Accounts payable and accrued expenses             (15,694)   (6,969)    (9,449)
  -----------------------------------------------------------------------------------
  Net cash provided by operating activities             101,601    96,634     81,373
  -----------------------------------------------------------------------------------
  INVESTING ACTIVITIES:
  Purchases of property, plant and equipment            (40,474)  (23,794)   (33,486)
  Proceeds from sale of property, plant and equipment       412     1,797     10,627
  Proceeds from sale of investments                       3,350         -          -
  Refundable contract payments                          (12,959)  (10,529)    (9,048)
  Payment for acquisition of businesses -
    net of cash acquired                               (143,195)        -     (2,252)
  Note receivable                                        (5,000)        -          -
  Other - net                                            (4,842)     (376)    (6,477)
  -----------------------------------------------------------------------------------
  Net cash used in investing activities                (202,708)  (32,902)   (40,636)
  -----------------------------------------------------------------------------------
  FINANCING ACTIVITIES:
  Short-term borrowings - net                               155        24          -
  Proceeds from credit facility - net                   184,995         -          -
  Repayment of long-term debt                          (100,000)     (625)    (2,287)
  Purchases of treasury stock                            (7,000)  (49,535)    (2,999)
  Issuance of treasury stock                              2,315     2,154      2,507
  Dividends paid                                         (8,519)   (9,188)    (9,328)
  Debt issuance costs paid                               (1,369)        -          -
  Other - net                                              (813)      720        907
  -----------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities    69,764   (56,450)   (11,200)
  -----------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents      (31,343)    7,282     29,537
  Cash and cash equivalents at beginning of year         49,823    42,541     13,004
  -----------------------------------------------------------------------------------
  Cash and cash equivalents at end of year            $  18,480  $ 49,823   $ 42,541
  ===================================================================================
  Supplemental cash flow information:
    Interest paid                                     $   8,741  $  7,133   $  7,085
    Income taxes paid                                    23,302    19,013     13,546
    Exchange of net noncash assets for investment
      in Netzee, Inc.                                     8,139         -          -
  ===================================================================================

[FN]
  See Notes to Consolidated Financial Statements.

                                     -F12-



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998

(In thousands, except share                                        Accumulated              Unamortized
and per share amounts)                    Additional                  Other                 Restricted    Total
                               Common      Paid-in    Retained    Comprehensive   Treasury    Stock    Shareholders'
                                Stock      Capital    Earnings    Income (Loss)     Stock     Awards      Equity
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997      $ 37,907   $ 1,458   $ 324,324        $ (186)    $ (170,677) $     -     $ 192,826
Net loss                                               (20,647)                                            (20,647)
Other comprehensive loss:
  Foreign currency
    translation adjustments                                             (214)                                 (214)
                                                                                                       -------------
Comprehensive loss                                                                                         (20,861)
                                                                                                       -------------
Cash dividends, $.30 per share                          (9,328)                                             (9,328)
Purchase of 205,543 shares of treasury
  stock                                                                              (2,999)                (2,999)
Issuance of 240,429 shares of treasury
  stock under stock compensation plans      (1,458)     (1,046)                       5,528     (505)        2,519
 Other                                                     122                                    35           157
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998        37,907         -     293,425          (400)      (168,148)    (470)      162,314
Net income                                              42,684                                              42,684
Other comprehensive income:
  Foreign currency
    translation adjustments                                              528                                   528
  Unrealized gains on investments,
    net of taxes                                                      18,963                                18,963
                                                                                                       -------------
Comprehensive income                                                                                        62,175
                                                                                                       -------------
Cash dividends, $.30 per share                           (9,188)                                            (9,188)
Purchase of 2,629,623 shares of treasury
  stock                                                                             (49,535)               (49,535)
Issuance of 180,366 shares of treasury
  stock under stock compensation plans                   (1,666)                      4,077     (133)        2,278
 Other                                                      794                                  188           982
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999        37,907         -      326,049       19,091       (213,606)    (415)      169,026
Net income                                               28,697                                             28,697
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                             (440)                                 (440)
  Unrealized losses on investments,
    net of taxes                                                     (13,567)                              (13,567)
                                                                                                       -------------
Comprehensive income                                                                                        14,690
                                                                                                       -------------
Cash dividends, $.30 per share                           (8,519)                                            (8,519)
Purchase of 412,641 shares of treasury
  stock                                                                              (7,000)                (7,000)
Issuance of 295,834 shares of treasury
  stock under stock compensation plans                   (2,628)                      6,611   (1,668)        2,315
 Other                                                      399                         (38)     492           853
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000      $ 37,907   $     -   $  343,998       $5,084     $ (214,033) $(1,591)    $ 171,365
====================================================================================================================

[FN]

See Notes to Consolidated Financial Statements.

                                     -F13-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the financial statements of John H. Harland Company and its majority-owned subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

        Assets held for disposal are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the asset (see Note 3).

Investments

        The Company classifies all of its investments as available-for-sale securities. Such investments consist primarily of U.S. corporate securities and other equity interests which are stated at market value, with unrealized gains and losses on such investments reflected, net of tax, as other comprehensive income in shareholders' equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method. The following is a summary of investments at December 31, 2000 and 1999 (in thousands):


                                 Available-for-sale securities
                                 -----------------------------
                                    Cost         Market Value
--------------------------------------------------------------
2000
Corporate equity securities       $10,021            $14,829
Other equity investments              597              1,911
--------------------------------------------------------------
Total                              10,618             16,740
==============================================================
1999
Corporate equity securities         2,000             20,930
Other equity investments              823              2,237
--------------------------------------------------------------
Total                             $ 2,823            $23,167
==============================================================

                                     -F14-

Goodwill and Other Intangibles

        Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over periods from 11 to 40 years. Other intangible assets consist primarily of purchased customer lists and noncompete covenants, which are amortized on a straight-line basis over periods ranging from two to eight years. Carrying values of goodwill and other intangibles are periodically reviewed to assess recoverability based on expectations of undiscounted cash flows and operating income for each related business unit. Impairments are recognized in operating results if a permanent diminution in value is indicated (see Note 3). Amortization periods of intangible assets are also reviewed to determine whether events or circumstances warrant revision to estimated useful lives.

Refundable Contract Payments

        Certain contracts with the Company's customers involve up front payments to the customer. These payments are amortized as a reduction of sales over the life of the related contract and are refundable from the customer if the contract is terminated.

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

Revenue Recognition

        Sales of products and services are recorded based on shipment of products or performance of services. Revenue from maintenance contracts is deferred and recognized over the period of the agreements. Revenue from licensing of software with no follow-on obligations on the part of the Company is recognized upon delivery. Revenue from licenses which require installation and training is recognized upon completion of the installation and training. Revenue from licenses which include significant amounts of tailoring and/or customization is recognized on a percentage of completion basis as the services are performed. Estimates of efforts to complete a project are used in the percentage of completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates. If the license agreement obligates the Company to provide post-contract support ("PCS") at no additional cost to the customer, the revenue related to PCS, which is based on prices charged when sold separately from the software, is recognized ratably over the support period.

Earnings Per Common Share

        Earnings (loss) per common share for all periods have been computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The net income (loss) used in the calculation of diluted earnings (loss) per common share is adjusted for the effect of the interest on the conversion of the subordinated debt. The net income
(loss) used for the calculation of diluted earnings (loss) per common share for 2000, 1999 and 1998 was $28,968,000, $42,958,000 and
$(20,647,000), respectively. The average number of common shares used in the calculation of basic earnings per common share for 2000, 1999 and 1998

                                     -F15-
was 28,468,887, 30,637,619 and 31,087,214, respectively. The average number of common shares and dilutive potential common shares used in the calculation of diluted earnings per common share for 2000, 1999 and 1998 was 28,831,637, 31,261,483 and 31,087,214, respectively. Dilutive potential common shares that were not included in the calculation of diluted earnings per share for 2000, 1999 and 1998 were 1,011,000, 615,000 and
749,000, respectively, because they were antidilutive. The dilutive potential common shares relate to options under stock compensation plans and the effect of the conversion of the subordinated debt.

Software and Other Development

        The Company expenses research and development costs, including expenditures related to development of software that does not qualify for capitalization.

        The Company accounts for costs to develop or obtain computer software for internal use in accordance with Accounting Standards
Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which requires certain costs to be capitalized.

        Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established are capitalized in accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three to four years. Unamortized software development costs in excess of estimated future net revenues from a particular product are written down to estimated net realizable value.

Income Taxes

        The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between financial statement and tax bases of assets and liabilities.

Reclassifications

        Certain reclassifications have been made in the 1998 and 1999 financial statements and notes to financial statements to conform to the 2000 classifications.

New Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statements No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Upon adoption, all derivative instruments will be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 will be effective for the Company on January 1, 2001. Adoption of these pronouncements will not have an initial material effect on the Company's financial position or results of operations.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the fourth quarter of 2000 and the adoption of SAB 101 did not have a material impact on the financial position or results of operations of the Company.

                                     -F16-

2. Acquisitions

        On August 23, 2000, the Company completed a cash tender offer for all of the outstanding common stock of Concentrex Incorporated ("Concentrex"). Concentrex was a provider of technology-powered solutions to deliver financial services, including a broad range of traditional software and services integrated with e-commerce solutions serving over 5,000 financial institutions of all types and sizes in the United States.

        The acquisition costs totaled $146.5 million which included the purchase of outstanding shares of common stock of Concentrex at $7 per share, preferred stock and stock options ($42.0 million), the payoff of Concentrex's loan obligations ($83.9 million) and certain other acquisition costs ($20.6 million). Approximately $100 million of the acquisition costs was funded from a new credit facility obtained by the Company (see Note 4).

        The acquisition costs have been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. Acquisition costs were allocated as follows and are being amortized on a straight-line basis over the useful life indicated below (in thousands):


                                                              Useful Life
                                                     Value      In Years
--------------------------------------------------------------------------
Tangible net assets acquired                      $  17,232         -
Goodwill                                             88,856        11
Other intangible assets                              10,668         7
Software                                             13,274         4
Net assets held for sale                              8,242         -
In-process research and development                   8,248         -
--------------------------------------------------------------------------
Total                                             $ 146,520
==========================================================================


        As part of the acquisition, the Company acquired in-process research and development costs of $8.2 million, which were expensed at acquisition, and which represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility.

        A portion of the acquisition cost was allocated to the net realizable value of certain assets of the acquired operation's online banking and electronic payments business which the Company identified as a business held for sale. In November 2000, these assets, which totaled $8.2 million, were sold to Netzee, Inc. ("Netzee") for consideration of 4.4 million shares of Netzee common stock. The Company also extended a line of credit to Netzee of which the maximum amount of $5.0 million was outstanding at December 31, 2000.

        The purchase price allocation for the Concentrex acquisition is preliminary and may be revised at a later date. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Concentrex have been included in the Company's consolidated financial statements from the date of acquisition.

        The following unaudited pro forma summary presents information as if the Concentrex acquisition occurred at the beginning of the respective year in which the assets were acquired as well as the beginning of the immediately preceding year (in thousands, except per share amounts):

                                                    1999          2000
-------------------------------------------------------------------------
Net sales                                         $ 786,682    $ 809,082
Net income                                        $  13,982    $  12,661
Earnings per common share:
  Basic                                           $     .49    $     .41
  Diluted                                         $     .49    $     .40

                                     -F17-

        The unaudited pro forma summary includes adjustments related to the purchase of 100% of the common stock of ULTRADATA Corporation by Concentrex in 1999. The pro forma summary includes adjustments which remove the operating results of the business held for sale and certain other adjustments, primarily increased amortization of intangible assets, increased interest expense and reduced interest income. Pro forma results also include the write-off of acquired in-process research and development costs of $8.2 million and $18.5 million for the years ended December 31, 2000, and 1999, respectively

        The unaudited pro forma financial information presented does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.

        Goodwill and other intangible assets acquired in acquisitions consist of the following as of December 31 (in thousands):


                                                    2000          1999
-------------------------------------------------------------------------
Goodwill                                          $ 208,631    $ 118,825
Non-compete covenants                                30,100       30,100
Customer lists                                       23,510       12,842
-------------------------------------------------------------------------
Total                                               262,241      161,767
Less accumulated amortization                       119,281      100,554
-------------------------------------------------------------------------
Total                                             $ 142,960    $  61,213
=========================================================================

3. Restructuring Charge

        In the fourth quarter of 2000, the Company recorded a restructuring charge of $14.5 million which was primarily for impairment of intangible assets and severance costs.

        The impairment of intangibles was a result of the Company's examination during the fourth quarter of the long-term viability of product offerings in two of its software operations. Subsequent to the acquisition of Concentrex in August 2000, the Company decided to discontinue certain DOS-Concentrex product offerings and migrate current customers to similar Concentrex product offerings or to a web-based product currently in development. As a result of this decision, the remaining intangibles associated with these products were written off. Due to lower than anticipated sales of a new version of an existing product released in late 1999, the Company revised the long-term prospects of another of its software operations. The revision of expectations required an adjustment of the carrying value of the operation's long-term assets to the calculated value based on discounted projected cash flows. The impairment charges for these two actions had a total pre-tax impact of $9.4 million, or $7.9 million after tax.

        The severance costs resulted primarily from a reorganization of the Company into three distinct segments. In connection with the reorganization during the fourth quarter of 2000, the Company eliminated approximately 145 positions, which resulted in a pre-tax charge of $4.3 million, or $2.6 million after tax.

        In 1998, the Company recorded a pre-tax restructuring charge of $51.1 million related to an evaluation of certain software operations and to a reorganization of the Company. The 1998 charges included impairment, severance and other costs pertaining to these actions.

        Restructuring charges by operating segment are presented in Note 12.

                                     -F18-

        The cash and noncash elements of the restructuring charge for each of the years ended December 31, 2000, 1999 and 1998, as well as the beginning and ending balances of accrued restructuring costs, consisted of the following components (in thousands):


                                                    Utilized
                    Beginning  Restructuring  --------------------     Ending
                     Balance        Charge    Cash       Non-Cash     Balance
-------------------------------------------------------------------------------
1998
Write-down of
  intangible and
  other assets       $     -    $ 38,807     $      -     $(38,807)    $     -
Write-down of
  equipment and
  facilities               -       2,600            -       (2,600)          -
Employee severance     6,297       7,059       (6,687)           -       6,669
Other                    337       2,621         (111)        (457)      2,390
-------------------------------------------------------------------------------
Total                  6,634      51,087       (6,798)     (41,864)      9,059
===============================================================================

1999
Employee severance     6,669           -       (6,226)           -         443
Other                  2,390           -       (1,460)        (135)        795
-------------------------------------------------------------------------------
Total                  9,059           -       (7,686)        (135)      1,238
===============================================================================

2000
Write-down of
  intangible and
  other assets             -       9,417            -       (9,417)          -
Employee severance       443       4,334       (1,662)           -       3,115
Other                    795         700         (614)        (700)        181
-------------------------------------------------------------------------------
Total                $ 1,238    $ 14,451     $ (2,276)    $(10,117)    $ 3,296
===============================================================================

        The remaining accrued restructuring costs are expected to be paid primarily in 2001.


4. Long-Term Debt

        Long-term debt consisted of the following as of December 31, 2000 and 1999 (in thousands):


                                                       2000         1999
-------------------------------------------------------------------------
Revolving Credit Facility                        $ 185,000     $       -
Series A Senior Notes and Bank Term Loan                 -       100,000
Convertible Subordinated Debentures, net of
  unamortized issuance costs of $132,000
  and $147,000                                       6,444         6,440
Other                                                  894            11
-------------------------------------------------------------------------
Total                                              192,338       106,451
Less current portion                                   721             5
-------------------------------------------------------------------------
Long-term debt                                   $ 191,617     $ 106,446
=========================================================================


        The Company has a $300 million revolving credit facility (the "Credit Facility") which matures in 2004. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit

                                     -F19-

Facility is unsecured and the Company presently pays a commitment fee of 0.225% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, on the following indices: the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including leverage, fixed charge and minimum net worth tests. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests, or sell its assets beyond certain amounts. At December 31, 2000, interest rate contracts under the Credit Facility totaled $185.0 million with interest rates in effect ranging from 7.55% to 7.76% and maturity dates of less than six months. At December 31, 2000, the Company had $114.9 million available for borrowing under the Credit Facility.

        As of December 31, 1999, the Company had outstanding $85 million of Series A Senior Notes ("Senior Notes") and a $15 million Term Loan ("Term Loan"), which bore interest at fixed interest rates of 6.60% and 6.63%, respectively. In August 2000, the Company used proceeds from the Credit Facility to pay off the Senior Notes and Term Loan.

        The Company's 6.75% Convertible Subordinated Debentures ("the Debentures") are convertible into common stock of the Company at any time prior to maturity at a conversion price of $25.17 per share, subject to adjustment under certain circumstances. As of December 31, 2000, a total of 261,065 shares of common stock were reserved for conversion of the Debentures. The Debentures are entitled to an annual mandatory sinking fund, which commenced June 1, 1996, calculated to retire 75% of the Debentures prior to maturity in 2011. The Debentures are redeemable, in whole or in part, at any time at the option of the Company at par plus accrued interest. The Debentures are subordinated to all senior debt.

        At December 31, 2000, there was $3.2 million in outstanding letters of credit; $0.1 million of these letters of credit were issued under the Credit Facility.

        At December 31, 2000, management believes the Company was in compliance with the covenants associated with these debt instruments.

        The sinking fund requirements under the Debentures have been met for 2001 and 2002. Annual maturities of long-term debt and sinking fund requirements are $0.7 million in 2001, $0.1 million in 2002, $0.5 million in 2003, $185.6 million in 2004 and $0.6 million in 2005.


5. Income Taxes

        The income tax provision (benefit) for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in thousands):

                                           2000         1999      1998
-------------------------------------------------------------------------
Current:
  Federal                               $  7,225     $ 17,400    $16,610
  State                                    2,475        3,335      1,814
-------------------------------------------------------------------------
Total                                      9,700       20,735     18,424
-------------------------------------------------------------------------
Deferred:
  Federal                                 13,302        4,213     (7,286)
  State                                    2,565          827     (1,452)
-------------------------------------------------------------------------
Total                                     15,867        5,040     (8,738)
-------------------------------------------------------------------------
Total                                   $ 25,567     $ 25,775   $  9,686
=========================================================================

                                     -F20-

        The tax effects of significant items comprising the Company's net deferred tax assets as of December 31 were as follows (in thousands):


                                                         2000        1999
---------------------------------------------------------------------------
Current deferred tax asset:
  Accrued vacation                                   $  2,315      $  1,883
  Deferred revenue                                        646           623
  Accrued liabilities                                   4,679         3,986
  Benefit of net operating loss carryforwards           2,664           360
  Allowance for doubtful accounts                       4,182         2,438
  Other                                                 4,731         3,374
----------------------------------------------------------------------------
Total                                                  19,217        12,664
----------------------------------------------------------------------------
Non-current deferred tax asset (liability):
  Difference between book and tax basis
     of property                                       (9,208)            -
  Deferred revenue                                      1,213         1,117
  Deferred compensation                                 1,798         1,371
  Postretirement benefit obligation                     4,333         3,655
  Capital loss carryforward                            20,625        24,082
  Unrealized gain on investments                         (718)       (6,625)
  Acquisitions and restructuring reserves               3,293         2,102
  Benefit of net operating loss carryforwards           5,773             -
  Other                                                 3,504         1,666
----------------------------------------------------------------------------
Total                                                  30,613        27,368
Valuation allowance                                   (23,999)      (17,457)
----------------------------------------------------------------------------
Net deferred tax asset                               $ 25,831      $ 22,575
============================================================================

        In 1999, the Company recognized a capital loss for tax purposes of $72.2 million arising from the sale of an interest in a subsidiary (see Note 9). During 2000, the Company utilized approximately $4.8 million of capital loss to offset unrealized capital gains associated with investments and approximately $2.9 million to offset current year realized capital gains.

        The Company has established a valuation allowance for certain net operating loss and capital loss carryforwards. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the recoverability of these carryforwards. The valuation adjustment increased in 2000 due to the Company recording other comprehensive losses on investments thereby reducing the utilization of loss carryforwards. Additionally, the Company recorded a valuation allowance of $3,374,000 related to certain deferred tax assets acquired from Concentrex.

        The following reconciles the income tax provision (benefit) at the U.S. federal income tax statutory rate to that in the financial statements (in thousands):

                                      2000           1999          1998
-------------------------------------------------------------------------
Statutory rate                     $ 18,992       $ 23,994      $ (3,836)
State and local income taxes, net
  of Federal income tax benefit       3,453          2,710           235
Non-deductible goodwill               3,326            448        12,418
Other comprehensive items            (4,942)         6,625             -
Loss from benefits subsidiary             -        (25,261)            -
Change in valuation allowance         3,168         17,457             -
In-process research and development
  costs                               2,887              -             -
Benefits from tax credits            (1,078)             -             -
Other-- net                            (239)          (198)          869
-------------------------------------------------------------------------
Income tax provision               $ 25,567       $ 25,775       $ 9,686
=========================================================================

                                     -F21-

6. Shareholders' Equity

        In 2000, the Company purchased 413,000 shares of common stock for $7.0 million under a 1999 authorization to purchase up to 3.1 million shares of the Company's outstanding common stock, representing approximately ten percent of the Company's then outstanding shares. Including the purchases made in 2000, the Company repurchased 3,040,000 shares for $56.5 million under this authorization. In March 2000, the Board of Directors approved an extension of this program to include up to an additional 2.9 million shares of common stock. In 1998, the Company repurchased 200,000 shares for $2.9 million under a previous authorization. The funding of stock purchases came from internally generated cash. In 2000, the Company issued 295,834 shares of treasury stock under its stock compensation plans.

        On July 5, 1999, the Company renewed its Shareholder Rights Agreement. The rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by shareholders of record. Each right entitles shareholders to buy, upon occurrence of certain events, one share of common stock for $90.00. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, or commences a tender or exchange offer that, upon consummation, would result in a person or group owning 30% or more of the Company's common stock. Under certain circumstances the rights are redeemable at a price of $.001 per right. The rights expire on July 5, 2009.


7. Stock Compensation Plans

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have changed to the pro forma amounts listed below (in thousands, except per share amounts):

                                         2000         1999       1998
--------------------------------------------------------------------------
Net income (loss):
  As reported                         $ 28,697     $ 42,684   $(20,647)
  Pro forma                           $ 25,093     $ 40,038   $(22,573)
Earnings (loss)
 per common share:
  As reported
     Basic                            $   1.01     $  1.39    $   (.66)
     Diluted                          $   1.00     $  1.37    $   (.66)
  Pro forma
     Basic                            $    .88     $  1.31    $   (.73)
     Diluted                          $    .87     $  1.29    $   (.73)

        Under the Company's Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 4,350,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may exercise an option to purchase shares of Company stock through payroll deductions. The option price is 85% of the lower of the beginning-of-quarter or end-of-quarter market price. During 2000, 1999 and 1998, employees exercised options to purchase 148,415 shares, 155,413 shares and 200,033 shares, respectively. Options granted under the ESPP were at prices ranging from $11.98 to $12.75 in 2000, $10.81 to $16.60 in 1999 and $11.42 to $13.79 in 1998.
Pro forma compensation cost associated with options granted under the ESPP is estimated based on the discount from market value. At December 31, 2000, there were 117,768 shares of common stock reserved for purchase under the ESPP. The Board of Directors has approved an amendment to the ESPP increasing the number of authorized shares to 5,100,000, subject to shareholder approval.

                                     -F22-

        Under the Company's 1999 Stock Option Plan, the Company may grant stock options to certain key employees to purchase shares of Company stock at no less than the fair market value of the stock on the date of the grant or issue restricted stock to such employees. The Company is authorized to issue up to 2,000,000 shares of common stock under the plan. Stock options have a maximum life of ten years and generally vest ratably over a five-year period beginning on the first anniversary date of the grant. Certain options granted in 1998 and 1999 vest per specified schedules beginning one to five years from the date of the grant. Restricted stock grants vest over a period of five years, subject to earlier vesting if the Company's common stock outperforms the S&P 500 in two of three consecutive years. The certificates covering the restricted stock are held by the Company, but such shares are deemed to be outstanding for all other purposes. The restricted stock is forfeited if the employee is terminated for any reason prior to the lapse in restrictions, other than death or disability.

        Upon adoption of the 1999 plan, the Company terminated a previous plan except for options outstanding thereunder. Options granted under such plan are exercisable ratably over a five-year period beginning on the first anniversary of the date of grant, and have a maximum life of ten years.

        In 2000, the Company adopted the 2000 Stock Option Plan which authorizes 1,000,000 shares for issuance through stock options and grants of restricted stock. The 2000 Plan is substantially similar to the 1999 Plan, except that the Company's executive officers are ineligible to receive options or stock grants thereunder.

        The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for each of the years ended December 31, 2000, 1999 and 1998:


                                    2000         1999         1998
-------------------------------------------------------------------
Fair value per option              $5.91        $6.48        $4.36

Weighted average assumptions:
  Dividend yield                    2.1%         1.5%         2.2%
  Expected volatility              34.7%        29.6%        26.0%
  Risk-free interest rate           6.0%         5.4%         5.4%
  Assumed forfeiture rate           3.0%         3.0%         3.0%
  Expected life (years)             8.2          8.7          8.0

                                     -F23-

        A summary of option transactions during the three years ended December 31, 2000, follows:

                                                               Weighted
                                                                Average
                                                               Exercise
                                              Shares              Price
-------------------------------------------------------------------------
Outstanding - December 31, 1997             2,233,934         $    25.64
  Options granted                           1,973,250              14.47
  Options canceled                           (927,184)             22.37
-------------------------------------------------------------------------
Outstanding - December 31, 1998             3,280,000              19.16
  Options granted                           1,039,000              20.52
  Options canceled                           (771,050)             22.34
  Options exercised                            (7,950)             16.92
-------------------------------------------------------------------------
Outstanding - December 31, 1999             3,540,000              18.87
  Options granted                           1,549,250              14.50
  Options canceled                           (552,400)             18.28
  Options exercised                           (35,200)             14.20
-------------------------------------------------------------------------
Outstanding - December 31, 2000             4,501,650         $    17.47
=========================================================================

        As of December 31, 2000, there were 4,938,828 shares of common stock reserved for issuance under these stock option plans. The following table summarizes information pertaining to options outstanding and exercisable as of December 31, 2000:

Options Outstanding
-------------------------------------------------------------------------
                                              Weighted          Weighted
                                               Average           Average
Range of                                     Contractual        Exercise
Exercise Prices             Options          Life(Years)           Price
-------------------------------------------------------------------------
$12.75 to $15.44           2,823,350           8.68           $    14.11
$16.13 to $20.00             587,300           8.17                19.34
$20.06 to $23.63             527,000           6.78                22.16
$25.00 to $25.00             295,000           8.09                25.00
$30.50 to $31.88             269,000           5.81                31.24
-------------------------------------------------------------------------
Total                      4,501,650           8.18           $    17.47
=========================================================================


Options Exercisable
-------------------------------------------------------------------------
                                                                Weighted
                                                                 Average
Range of                                                        Exercise
Exercise Prices             Options                                Price
-------------------------------------------------------------------------
$12.75 to $15.44             668,800                          $    13.63
$16.13 to $20.00             153,460                               19.47
$20.06 to $23.63             276,400                               23.07
$25.00 to $25.00               9,000                               25.00
$30.50 to $31.88             215,200                               31.24
-------------------------------------------------------------------------
Total                      1,322,860                          $    19.22
=========================================================================

                                     -F24-

        In 2000, the Company issued 111,400 shares of restricted stock to certain employees, 4,500 shares of restricted stock were canceled and returned to treasury stock and restrictions were lifted on 2,500 shares. Compensation expense is being recognized related to restricted stock issued in 2000 over five years based on the value of the shares on the grant date.

        In 1998, the Board of Directors granted 50,000 restricted shares of the Company's common stock to the Company's chief executive officer. Of this amount, 39,596 shares were immediately issued with the remainder issued in 1999. The shares have all the rights of other shares of common stock, subject to certain restrictions and forfeiture provisions. The restrictions expire as to 25,000 shares in October 2001; 12,500 shares in October 2002; and 12,500 shares in October 2003. Unearned compensation was recorded at the date of the award based on the market value of shares issued and is being amortized over the period of restriction.

        For the years ending December 31, 2000, 1999 and 1998 the
Company recognized compensation expense for restricted stock awards of $423,000, $187,000 and $35,000, respectively.

        The Company has a deferred compensation plan for its non-employee directors covering a maximum of 100,000 shares. At
December 31, 2000 and 1999, there were 62,329 and 37,909 shares, respectively, reserved for issuance under the Plan.

8. Employee Retirement and Savings Plans

        The Company's Master 401(k) Plan and Trust ("401(k) plan") is a defined contribution 401(k) plan with an employer match covering any employee of the Company or a participating affiliate of the Company who is not a nonresident alien. Participants may contribute on a pretax and after-tax basis, subject to maximum IRS limits and not exceeding 17% of annual compensation. The Company matches employee contributions $0.50 for every dollar up to a maximum Company-matching contribution of 3% of qualified annual compensation. Additional contributions may be made from accumulated or current net profits at the discretion of the Board of Directors. The Company recognized matching contributions to the 401(k) plan of $3.9 million in 2000, $3.4 million in 1999 and $2.9 million in 1998.

        The Company has unfunded deferred compensation agreements with certain officers. The present value of cash benefits payable under the agreements is being provided over the periods of active employment and totaled $3.8 million and $4.0 million at December 31, 2000 and 1999, respectively. The charge to expense for these agreements is not significant.


9. Postretirement Benefits

        The Company sponsors two defined postretirement benefit plans that cover qualifying salaried and nonsalaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. The Company's intent is that the retirees provide the majority of the actual cost of providing the medical plan. The life insurance plan is noncontributory. Neither plan is funded.

                                     -F25-

        As of December 31, 2000 and 1999, the accumulated postretirement benefit obligation ("APBO") under such plans was $17.9 million and $19.1 million, respectively. The following table reconciles the plans' beginning and ending balances of the APBO and reconciles the plans' status to the accrued postretirement health care and life insurance liability reflected on the balance sheet as of December 31 (in thousands):


                                                  2000          1999
----------------------------------------------------------------------
APBO as of January 1:
  Retirees                                     $ 10,135      $  9,591
  Fully eligible participants                     5,473         1,856
  Other participants                              3,525         4,152
----------------------------------------------------------------------
                                                 19,133        15,599
Net Change in APBO:
  Service costs                                     360           408
  Interest costs                                  1,499         1,029
  Benefits paid                                    (602)         (886)
  Change in discount rate                           851        (3,029)
  Change in assumed claims                            -         2,312
  Demographic experience
    and other                                         -         1,218
  Plan curtailment                               (3,292)            -
  Plan amendment                                      -         2,482
----------------------------------------------------------------------
Total net change in APBO                         (1,184)        3,534
----------------------------------------------------------------------

APBO as of December 31:
  Retirees                                       10,641        10,135
  Fully eligible participants                     7,308         5,473
  Other participants                                  -         3,525
----------------------------------------------------------------------
                                                 17,949
                                                 19,133
Unrecognized net loss                            (5,617)       (6,080)
Unrecognized prior service cost                       -        (2,483)
----------------------------------------------------------------------
Accrued postretirement cost--
  included in Other Liabilities                $ 12,332      $ 10,570
======================================================================

        Net periodic postretirement costs ("NPPC") are summarized as follows (in thousands):


                                          2000        1999          1998
-------------------------------------------------------------------------
Service costs                         $    360    $    408      $    336
Interest on APBO                         1,499       1,029           910
Net amortization                           504         309           194
-------------------------------------------------------------------------
Total                                 $  2,363    $  1,746      $  1,440
=========================================================================


        In 2000, the Company eliminated employer subsidies for all future retirees except those that have twenty or more years of service as of December 31, 2000 and retire prior to December 31, 2003. During 1999, benefit eligibility was extended below age fifty-five to any retiree with twenty years of service.

        The cost of providing medical benefits was assumed to increase by 6.0% in 2001 and 5.5% in 2002 and each year beyond 2002. The medical cost trend rate assumption could have a significant effect on amounts reported. An increase of 1.0% in the assumed trend rates would have had the effect of increasing the APBO by $1.4 million and the NPPC by $251,000. A decrease of 1.0% in the assumed trend rates would have had the effect of decreasing the APBO by $1.2 million and the NPPC by

                                     -F26-

$197,000. The weighted average discount rate used in determining the APBO was 7.50% in 2000, 8.00% in 1999 and 6.75% in 1998, and employee earnings were estimated to increase 3.5% annually until age 65.

        In 1999, the Company transferred its obligations under certain of its benefits programs to an existing subsidiary to administer. In connection with the transfer, the Company sold a minority interest in the subsidiary to a third party benefits management company.


10. FINANCIAL INSTRUMENTS

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

Long-term debt

        The carrying value of the revolving credit facility approximates fair value based on notes currently available to the Company. The fair value of the Company's convertible debentures is based on recent market quotes. The fair value of other long-term debt is based on estimated rates currently available to the Company for debt with similar terms and maturities.

        The carrying values and estimated fair values of the Company's financial instruments at December 31 are as follows (in thousands):

                               Carrying Value            Fair Value
-------------------------------------------------------------------------
                             2000       1999          2000        1999
-------------------------------------------------------------------------
Investments:
  Long-term               $ 16,740    $ 23,167     $ 16,740     $ 23,167
Debt:
  Long-term               $191,617    $106,446     $189,912     $ 98,366


11. Commitments and Contingencies

        In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

        Total rental expense was $13.4 million in 2000, $11.8 million in 1999 and $11.7 million in 1998. Minimum annual rentals under noncancelable operating leases at December 31, 2000 are as follows (in thousands):


2001                                                          $ 16,334
2002                                                            13,449
2003                                                            11,569
2004                                                             8,937
2005                                                             8,348
Thereafter                                                      30,460
-----------------------------------------------------------------------
Total                                                         $ 89,097
=======================================================================

                                     -F27-

        The Company has an agreement with a vendor who will perform certain customer-related functions through 2001. Costs under this relationship are estimated to be $9.3 million in 2001.

        In January 2000, the Company entered into a purchase agreement to purchase digital printing equipment with an aggregate purchase commitment over the next two years. As of December 31, 2000 the Company has a commitment to purchase $7.4 million of equipment in 2001.

        In November 2000, in conjunction with the sale of certain assets to Netzee, the Company extended a guaranty to a financial institution, on behalf of Netzee, of Automated Clearing House ("ACH") exposures up to an amount not to exceed $15 million. This guaranty obligation is secured by all assets of Netzee. The guaranty expires in March 2001 but may be extended for an additional 60 day period under certain conditions. As of December 31, 2000, no payments have been made with regards to this guaranty.

12. Business Segments

        In 2000, the Company reorganized into three distinct operating segments (see Note 3). The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions. The Software and Services segment ("Software") is focused on the financial institution market and includes lending and mortgage origination and closing applications, database marketing software, host processing and business intelligence solutions. The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including optical mark reading ("OMR") equipment, scannable forms, survey solutions and field maintenance services. Scantron sells these products and services to the commercial, financial institution and education markets. Prior periods have been restated to reflect the new segments.

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

        Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss includes restructuring charges and software and other development costs, but excludes interest income, interest expense and certain other nonoperating gains and losses, all of which are considered corporate items. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, investments and other assets not employed in production.

                                     -F28-

        Summarized financial information for 2000, 1999 and 1998 is as follows (in thousands):

                                   Business Segment
                           ------------------------------
                             Printed   Software and
                             Products   Services   Scantron  Corporate &    Consoli-
                                                             Eliminations    dated
-----------------------------------------------------------------------------------
2000
Net sales                  $  567,514  $ 60,463   $ 93,361   $   (661)   $ 720,677
Restructuring charge            2,074    11,875        502                  14,451
Income (loss)                  94,779   (26,664)    19,502    (33,353)      54,264
Identifiable assets           223,320   166,631     37,952     95,023      522,926
Depreciation and
  amortization                 31,193    10,136      4,631      2,502       48,462
Capital expenditures           37,706       991      1,126        651       40,474

1999
Net sales                  $  577,708  $ 27,486   $ 97,569   $   (251)   $ 702,512
Income (loss)                  87,618    (3,220)    17,256    (33,195)      68,459
Identifiable assets           210,607    22,315     48,948    109,535      391,405
Depreciation and
  amortization                 30,182     3,375      4,787      2,220       40,564
Capital expenditures           18,084     1,457      3,626        627       23,794

1998
Net sales                  $  547,104  $ 38,759   $ 88,440   $   (356)   $ 673,947
Restructuring charge            7,263    41,961      1,863                  51,087
Income (loss)                  53,420   (50,710)    13,604    (27,275)     (10,961)
Identifiable assets           218,201    27,365     50,444     95,760      391,770
Depreciation and
  amortization                 27,852     7,808      5,147      1,608       42,415
Capital expenditures           24,455     3,248      3,873      1,910       33,486


                                     -F29-

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of John H. Harland Company:


        We have audited the consolidated balance sheets of John H. Harland Company and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland Company and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects the information set forth therein.




/s/Deloitte & Touche LLP

Deloitte & Touche LLP
Atlanta, Georgia
January 26, 2001

                                     -F30-

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
             MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS>

        The financial statements included in this report were prepared by the Company in conformity with accounting principles generally accepted in the United States of America consistently applied. Management's best estimates and judgments were used, where appropriate. Management is responsible for the integrity of the financial statements and for other financial information included in this report. The financial statements have been audited by the Company's independent auditors, Deloitte & Touche LLP. As set forth in their report, their audits were conducted in accordance with auditing standards generally accepted in the United States of America and formed the basis for their opinion on the accompanying financial statements. They consider the Company's control structure and perform such tests and other procedures as they deem necessary to express an opinion on the fairness of the financial statements.

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







/s/Timothy C. Tuff                                 /s/Charles B. Carden

Timothy C. Tuff                                    Charles B. Carden
Chairman, President                                Vice President Finance
and Chief Executive Officer                        and Chief Financial Officer


January 26, 2001

                                     -F31-

                       JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                    Supplemental Financial Information (Unaudited)
                       (In thousands except per share amounts)


  SELECTED QUARTERLY FINANCIAL DATA, DIVIDENDS PAID AND STOCK PRICE RANGE

                                       ------------Quarter ended --------
                              March 31     June 30    September 29  December 31
-------------------------------------------------------------------------------
  2000:
  Net sales                 $ 176,702    $ 171,691    $ 179,784    $ 192,500
  Gross profit                 67,707       68,764       74,906       82,711
  Net income                   11,522       12,374        4,600 (a)      201 (b)
  Per common share:
    Basic earnings                .41          .44          .16          .01
    Diluted earnings              .40          .43          .16          .01
    Dividends paid               .075         .075         .075         .075
    Stock market price:
      High                      17.95        16.13        15.53        16.65
      Low                       12.06        13.29        11.74        12.25


                                       ----------  Quarter ended --------
                                April 2       July 2    October 1  December 31
  -----------------------------------------------------------------------------
  1999:
    Net sales                 $ 178,744    $ 178,400    $ 173,727    $ 171,641
    Gross profit                 66,819       65,519       66,779       65,172
    Net income                   10,017        9,929       12,531       10,207
    Per common share:
      Basic earnings                .32          .32          .41          .35
      Diluted earnings              .32          .32          .40          .34
      Dividends paid               .075         .075         .075         .075
      Stock market price:
        High                      16.38        20.94        21.25        20.06
        Low                       12.38        12.56        19.13        17.75

[FN]


(a) Third quarter 2000 results include an $8.2 million charge for acquired in-process research and development related to the acquisition of Concentrex Incorporated on August 23, 2000 (see Note 2). The results of operations of Concentrex are included in the Company's financial statements from the date of acquisition.
(b) In the fourth quarter of 2000, the Company recorded restructuring charges of $14.5 million, which had an impact of $0.38 per share for the period. Also included in the charges were costs associated with organizational changes and impairment of certain assets (see Note 3).


  SELECTED FINANCIAL DATA

                                    ---------- Year ended December 31 ---------
                                  2000       1999      1998     1997      1996
-------------------------------------------------------------------------------
 Net sales                    $720,677  $ 702,512 $ 673,947 $ 659,954 $ 713,819
 Net income (loss)              28,697     42,684   (20,647)   17,296   (13,854)
 Total assets                  522,926    391,405   391,770   426,186   454,731
 Long-term debt                191,617    106,446   107,071   109,358   114,075
 Per common share:
   Basic earnings (loss)          1.01       1.39      (.66)      .56      (.45)
   Diluted earnings (loss)        1.00       1.37      (.66)      .56      (.45)
   Cash dividends                  .30        .30       .30       .30      1.02
 Average number of shares
 outstanding:
       Basic                     28,469    30,638    31,087    30,971    31,056
       Diluted                   28,832    31,261    31,087    31,446    31,056

  Earnings (loss) per share are calculated based on the weighted average number of shares outstanding during the applicable period.

  The Company's common stock (symbol: JH) is listed on the New York Stock Exchange. At December 31, 2000 there were 5,212 shareholders of record.

  See Note 2 regarding acquisitions in 2000 and Note 3 regarding restructuring charges in 2000 and 1998.

                                     -F32-


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(In thousands of dollars)

-------------------------------------------------------------------------------
    COLUMN A           COLUMN B     ---- COLUMN C ----    COLUMN D  COLUMN E

                                        ADDITIONS
                        BALANCE    CHARGED TO  CHARGED TO             BALANCE
                     AT BEGINNING  COSTS AND    OTHER                  AT END
 DESCRIPTION          OF PERIOD    EXPENSES    ACCOUNTS  DEDUCTIONS  OF PERIOD
                                                 (1)         (2)
-------------------------------------------------------------------------------
Year Ended December 31, 2000

Allowance for doubtful
   accounts            $ 6,456     $   (867)   $    24      $ 1,341   $ 4,272
                        =======     ========    =======      =======   =======

Year Ended December 31, 1999

Allowance for doubtful
   accounts            $ 6,806     $    788    $   (36)     $ 1,102   $ 6,456
                        =======     ========    =======      =======   =======

Year Ended December 31, 1998

Allowance for doubtful
   accounts            $ 3,341     $  5,581    $   245      $ 2,361   $ 6,806
                        =======     ========    =======      =======   =======




[FN]

Notes:

(1) Represents recovery of previously written-off and credit balance accounts receivable.
(2) Represents write-offs of uncollectible accounts receivable.


                                      -S1-