Form 10-Q
period 2001-03-30
HARLAND JOHN H CO
filed 2001-05-09
CIK 45599

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 30, 2001

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

The number of shares of the Registrant's Common Stock outstanding on April 27, 2001 was 29,020,782.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------

(In thousands, except share and               March 30,   December 31,
per share amounts)                              2001          2000
----------------------------------------------------------------------
                                            (Unaudited)
 Current Assets:

 Cash and cash equivalents                  $  17,962     $  18,480
 Accounts receivable, net                      63,662        86,767
 Inventories                                   19,695        20,603
 Deferred income taxes                         17,552        19,217
 Prepaid income taxes                           2,442        15,738
 Other                                          7,275         7,211
                                            ----------    ----------
 Total current assets                         128,588       168,016
                                            ----------    ----------

 Investments and Other Assets:

 Investments                                    8,301        16,740
 Goodwill and other intangibles - net         139,496       142,960
 Deferred income taxes                          4,308         6,614
 Refundable contract payments                  25,801        25,705
 Other                                         28,798        33,301
                                            ----------    ----------
 Total investments and other assets           206,704       225,320
                                            ----------    ----------

 Property, Plant and Equipment                317,832       310,597
 Less accumulated depreciation
    and amortization                          183,509       181,007
                                            ----------    ----------
 Property, plant and equipment - net          134,323       129,590
                                            ----------    ----------

 Total                                      $ 469,615     $ 522,926
                                            ==========    ==========

[FN]
 See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and               March 30,   December 31,
per share amounts)                              2001          2000
----------------------------------------------------------------------
                                            (Unaudited)
 Current Liabilities:

 Accounts payable                           $  26,044     $  29,313
 Deferred revenues                             36,753        47,622
 Accrued liabilities:
    Salaries, wages and employee benefits      26,133        28,364
    Taxes                                       7,154         8,015
    Other                                      19,040        27,133
                                            ----------    ----------
 Total current liabilities                    115,124       140,447
                                            ----------    ----------

 Long-Term Liabilities:

 Long-term debt, less current maturities      161,610       191,617
 Other                                         20,262        19,497
                                            ----------    ----------
 Total long-term liabilities                  181,872       211,114
                                            ----------    ----------
 Total liabilities                            296,996       351,561
                                            ----------    ----------
 Shareholders' Equity:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock, authorized 144,000,000
    shares of $1.00 par value,
    37,907,497 shares issued                   37,907        37,907
 Retained earnings                            348,953       343,998
 Accumulated other comprehensive
    income/(loss)                              (2,899)        5,084
 Unamortized restricted stock awards           (8,786)       (1,591)
                                            ----------    ----------
                                              375,175       385,398
 Less 8,884,865 and 9,383,806 shares
    of treasury stock - at cost,
    respectively                              202,556       214,033
                                            ----------    ----------
 Shareholders' equity - net                   172,619       171,365
                                            ----------    ----------

 Total                                      $ 469,615     $ 522,926
                                            ==========    ==========

[FN]
 See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE THREE MONTH PERIODS ENDED MARCH 30, 2001
                               AND MARCH 31, 2000
                                   (Unaudited)

 (In thousands, except
  per share amounts)                            2001          2000
--------------------------------------------------------------------------

Net Sales                                   $ 191,291     $ 176,702
Cost of sales                                 106,662       108,995
                                            ----------    ----------
Gross Profit                                   84,629        67,707
Selling, general and
  administrative expenses                      59,905        46,420
Amortization of intangibles                     3,563         1,499
                                            ----------    ----------

Income From Operations                         21,161        19,788
                                            ----------    ----------
Other Income (Expense):
Interest expense                               (3,439)       (1,708)
Other - net                                       144           808
                                            ----------    ----------
Total                                          (3,295)         (900)
                                            ----------    ----------

Income Before Income Taxes                     17,866        18,888
Income Taxes                                    7,593         7,366
                                            ----------    ----------
Net Income                                     10,273        11,522

Retained Earnings at
  Beginning of Period                         343,998       326,049
                                            ----------    ----------
                                              354,271       337,571
Cash dividends                                 (2,148)       (2,120)
Issuance of treasury and deferred
  shares under stock plans                     (3,170)         (945)
                                            ----------    ----------
Retained Earnings at
  End of Period                             $ 348,953     $ 334,506
                                            ==========    ==========
Weighted Average Shares
  Outstanding:
     Basic                                     28,837        28,411
     Diluted                                   29,424        28,901
                                            ==========    ==========
Earnings Per Common Share:
     Basic                                  $     .36     $     .41
     Diluted                                $     .35     $     .40
                                            ==========    ==========
Cash Dividends Per
  Common Share                              $    .075     $    .075
                                            ==========    ==========

[FN]
See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000
                                   (Unaudited)

(In thousands)                                            2001         2000
-----------------------------------------------------------------------------

Operating Activities:
Net income                                            $  10,273    $  11,522
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           14,835        9,501
 Other                                                    1,405          583
 Change in assets and liabilities:
  Deferred income taxes                                   4,261        1,444
  Accounts receivable                                    23,105        4,025
  Inventories and other current assets                   14,140        3,427
  Accounts payable and accrued liabilities              (25,369)      (7,810)
                                                      ----------   ----------
Net cash provided by operating activities                42,649       22,692
                                                      ----------   ----------
Investing Activities:
Purchases of property, plant and equipment              (12,378)      (8,277)
Proceeds from sale of property, plant and equipment          36           33
Refundable contract payments                             (2,293)      (1,227)
Long-term investments and other assets                    2,590       (1,788)
                                                      ----------   ----------
Net cash used in investing activities                   (12,045)     (11,259)
                                                      ----------   ----------
Financing Activities:
Purchases of treasury stock                              (1,003)      (7,000)
Issuance of treasury stock                                1,669          498
Dividends paid                                           (2,148)      (2,120)
Repayment of long-term debt                             (30,007)          (9)
Other - net                                                 366           56
                                                      ----------   ----------
Net cash used in financing activities                   (31,123)      (8,575)
                                                      ----------   ----------

Increase (decrease) in cash and cash equivalents           (518)       2,858
Cash and cash equivalents at beginning of period         18,480       49,823
                                                      ----------   ----------
Cash and cash equivalents at end of period            $  17,962    $  52,681
                                                      ==========   ==========

[FN]
See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2001
                                   (Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows of the John H. Harland Company and subsidiaries ("the Company") for the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

2.   Accounting Policies

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K").

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 2000 Form 10-K. The Company has consistently followed those policies in preparing this report.

3.   Acquisitions

In March 2001, the Company's Scantron subsidiary acquired ImTran, Inc., a data collection and document capture solutions firm specializing in automated data collection and document imaging. The sales and total assets of ImTran, Inc. were not material.

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

The Concentrex acquisition costs totaled $146.8 million. Approximately $100 million of the acquisition costs was funded from a new credit facility obtained by the Company (see Note 6).

The Concentrex acquisition costs have been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. Acquisition costs were allocated as follows and are being amortized on a straight-line basis over the useful life indicated below (in thousands):


                                                             Useful Life
                                                     Value      In Years
------------------------------------------------------------------------
Tangible net assets acquired                      $  18,298         -
Goodwill                                             88,114        11
Other intangible assets                              10,668         7
Software                                             13,274         4
Net assets held for sale                              8,242         -
In-process research and development                   8,248         -
------------------------------------------------------------------------
Total                                             $ 146,844
========================================================================

As part of the Concentrex acquisition, the Company acquired in-process research and development costs of $8.2 million, which were expensed at acquisition, and which represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility.

A portion of the Concentrex acquisition cost was allocated to the net realizable value of certain assets of the acquired operation's online banking and electronic payments business which the Company identified as a business held for sale. In November 2000, these assets, which totaled $8.2 million, were sold to Netzee, Inc. ("Netzee") for consideration of 4.4 million shares of Netzee common stock. The Company also extended a $5.0 million line of credit to Netzee of which $2.3 million and $5.0 million were outstanding at March 30, 2001 and December 31, 2000, respectively.

The purchase price allocation for the Concentrex acquisition is preliminary and may be revised at a later date. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Concentrex have been included in the Company's consolidated financial statements from the date of acquisition.

The following unaudited pro forma summary presents information as if the Concentrex acquisition occurred on January 1, 2000 (in thousands, except per share amounts):

                                             Three months ended
                                               March 31, 2000
---------------------------------------------------------------
Net sales                                         $ 204,362
Net income                                        $     807
Earnings per common share:
  Basic                                           $     .03
  Diluted                                         $     .03


The unaudited pro forma summary includes adjustments which remove the operating results of the business held for sale and certain other adjustments, primarily increased amortization of intangible assets, increased interest expense and reduced interest income. Pro forma results also include the write-off of acquired in-process research and development costs of $8.2 million.

The unaudited pro forma financial information presented does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place on January 1, 2000 or of future consolidated results of operations.

4.   Income Taxes

The provisions for income taxes for the three months ended March 30, 2001 and March 31, 2000 were as follows (in thousands):


                                               2001            2000
------------------------------------------------------------------------
Current provision                           $  3,332        $  5,922
Deferred provision                             4,261           1,444
                                            ---------       ---------
Total                                       $  7,593        $  7,366
                                            =========       =========

5.   Inventories

As of March 30, 2001 and December 31, 2000, inventories consisted of the following (in thousands):

                                               2001            2000
------------------------------------------------------------------------
Raw materials and semi-finished goods       $ 18,331        $ 19,506
Finished goods                                 1,094             755
Hardware component parts                         270             342
                                            ---------       ---------
Total                                       $ 19,695        $ 20,603
                                            =========       =========

6.   Long Term Debt

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

At March 30, 2001, interest rate contracts under the Credit Facility totaled $155.0 million with interest rates in effect ranging from 5.94% to 7.72% and maturity dates of less than six months. The average interest rate in effect at March 30, 2001 was 6.76%. At March 30, 2001, the Company had $141.9 million available for borrowing under the Credit Facility.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company's Board of Directors approved a Risk Management Program that established the procedures for assessing and managing risk in the Company's business. The Company uses derivative financial instruments to manage interest rate risk. FAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. The interest rate swaps are directly matched against U.S. dollar LIBOR contracts outstanding under the Company's Credit Facility and are reset quarterly. Both the interest rate swaps and the Credit Facility mature in 2004. The interest rate swaps are structured to amortize on a quarterly basis so that on a percentage basis, they approximate the Company's forecasted cash flows. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amount of interest rate swaps outstanding was $115 million at March 30, 2001. The average fixed rate in effect based on three-month

LIBOR was 4.92%. The net change in fair value of the swaps at March 30, 2001 is reported in other comprehensive income (See Note 7). The swaps are considered to be highly effective as the swaps qualify for the shortcut method of hedge accounting. Accordingly, no amounts for hedge ineffectiveness were reported in earnings during the three months ended March 30, 2001.

At March 30, 2001, there were $3.3 million in outstanding letters of credit; $3.1 million of these letters of credit were issued under the Credit Facility.

7.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the three month periods ended March 30, 2001 and March 31, 2000 was as follows (in thousands):


                                               2001            2000
------------------------------------------------------------------------
Net income:                                 $ 10,273        $ 11,522
Other comprehensive
 income, net of tax:
  Foreign exchange
    translation adjustments                      380              56
  Unrealized gains (losses) on
    investments                               (8,233)            332
  Changes in fair value of cash
    flow hedging instruments                    (130)              -
                                            ---------       ---------
Comprehensive income                        $  2,290        $ 11,910
                                            =========       =========

8.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three month periods ended March 30, 2001 and March 31, 2000 is as follows (in thousands, except per share amounts):


                                              March 30,       March 31,
                                                2001            2000
-----------------------------------------------------------------------
Computation of basic earnings
   per common share:
Numerator
   Net Income                               $   10,273      $   11,522
                                            -----------     -----------
Denominator
   Average weighted shares
   outstanding                                  28,775          28,373

   Average weighted deferred
   shares outstanding under
   non-employee directors
   compensation plan                                62              38
                                            -----------     -----------
   Shares outstanding for
   basic earnings per share
   calculation                                  28,837          28,411
                                            -----------     -----------
Basic earnings per share                    $     0.36      $     0.41
                                            ===========     ===========

Computation of diluted earnings
   per common share:

Numerator
   Net Income                               $   10,273      $   11,522

   Reduced interest expense
   on assumed conversions of
   convertible subordinated
   debentures                                       68              68
                                            -----------     -----------
   Net income for diluted
   earnings per share
   calculation                                  10,341          11,590
                                            -----------     -----------
Denominator
   Basic weighted average
   shares outstanding                           28,837          28,411

   Dilutive effect of stock
   options                                         326             229

   Assumed conversions
   of convertible subordinated
   debentures                                      261             261
                                            -----------     -----------

   Shares outstanding for
   diluted earnings per share
   calculation                                  29,424          28,901
                                            -----------     -----------

Diluted earnings per share                  $     0.35      $     0.40
                                            ===========     ===========

9.   Business Segments

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions. The Software and Services segment is focused on the financial institution market and includes lending and mortgage origination and closing applications, database marketing software, host processing and business intelligence solutions. The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including optical mark reading equipment, scannable forms, survey solutions, field maintenance services and automated data collection and document imaging. Scantron sells these products and services to the education, financial institution and commercial markets.

The Company's operations are primarily in the United States and Puerto Rico. There were no significant intersegment sales and no material amounts of the Company's sales are dependent upon a single customer. Equity investments as well as foreign assets are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note 2. Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss excludes interest income, interest expense and certain other non-operating gains and losses that are considered corporate items. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, investments and other assets not employed in production. Total assets of each business segment did not change materially from the amount disclosed in the 2000 Form 10-K.

Selected summarized financial information for 2001 and 2000 periods were as follows (in thousands):


                                   Business Segment
                           -------------------------------
                            Printed  Software and
                           Products   Services    Scantron   Corporate &    Consoli-
                                                            Eliminations    dated
-----------------------------------------------------------------------------------
Quarter ended
   March 30, 2001:
Net sales                  $  138,801  $ 29,891   $ 22,908   $   (309)   $ 191,291
Income (loss)                  24,813    (1,931)     5,345    (10,361)      17,866

Quarter ended
   March 31, 2000:
Net sales                  $  147,647  $  6,712   $ 22,493   $   (150)   $ 176,702
Income (loss)                  25,310      (925)     3,398     (8,895)      18,888


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions.

The Software and Services segment ("Software") is focused on the financial institution market and includes lending and mortgage origination and closing applications, database marketing software, host processing and business intelligence solutions.

The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including optical mark reading equipment, scannable forms, survey solutions, field maintenance services and automated data collection and document imaging. Scantron sells these products and services to the education, financial institution and commercial markets.

RESULTS OF OPERATIONS FIRST QUARTER 2001 VERSUS 2000

Consolidated net sales were $191.3 million for the quarter ended March 30, 2001 compared to $176.7 million for the quarter ended March 31, 2000.

Printed Products sales totaled $138.8 million and $147.6 million for the first quarters of 2001 and 2000, respectively. Direct Marketing accounted for the majority of the Printed Products sales decrease due to the general economic slowdown which resulted in lower credit card promotions and fewer openings of brokerage accounts, and due to the loss of a significant internet related customer. Sales also decreased in traditional check printing operations due to lower volumes, which decreased 9.6% in 2001 from 2000. The volume decline was primarily attributable to fewer checks sold to a direct check marketer and to major customers lost as a result of their acquisition. The impact of these two factors was moderated by an improvement of 5% in average price per unit.

Software sales increased from $6.7 million in the first quarter of 2000 to $29.9 million in the first quarter of 2001 primarily due to the acquisition of Concentrex, Incorporated ("Concentrex") on August 23, 2000.

Scantron's sales for the first quarter increased approximately 2% from $22.5 million in 2000 to $22.9 million in 2001. The increase was primarily due to internal growth in survey services and field services.

Consolidated gross profit increased by 25.0% from $67.7 million in the first quarter of 2000 to $84.6 million in the first quarter of 2001 and increased as a percentage of sales from 38.3% in 2000 to 44.2% in 2001. An increase in Printed Products gross margin, which improved to 38.3% in 2001 from 36.1% in 2000, helped drive the overall improvement. The higher Printed Products margins were due primarily to operating efficiencies gained in part from plant consolidations and improvements in productivity due to the implementation of new digital technology. Software's gross profit, as a percent of sales, increased to 63.9% in 2001 from 49.7% in 2000 due primarily to the Concentrex acquisition. Scantron's gross profit increased by 12% from 2000 and increased as a percentage of sales to 54.2% in 2001 from 49.2% in 2000 due to improved margins in their existing products and services.

Consolidated selling, general and administrative expenses ("SG&A") increased by $13.5 million or 29.0% in the first quarter of 2001 from 2000. These expenses as a percentage of sales were 31.3% in 2001 compared to 26.3% in 2000. The increase was due in part to the addition of the Concentrex operations which had higher SG&A costs in relation to sales than any other of the Company's operations. The increase was moderated by decreased expenses due to employee positions eliminated in a reorganization that occurred in the fourth quarter of 2000 and also due to lower customer support costs in Printed Products.

Amortization of intangibles increased to $3.6 million in the first quarter of 2001 compared to $1.5 million in 2000, primarily due to the Concentrex acquisition.

Consolidated income from operations increased $1.4 million from the first quarter of 2000, reflecting gross profit improvements by each of the Company's segments.

Interest expense increased $1.7 million from 2000 due to an increase in debt level resulting from the Concentrex acquisition. Other - net decreased from income of $0.8 million in 2000 to income of $0.1 in 2001 primarily due to reduced interest income in 2001 and certain nonrecurring miscellaneous income received in 2000.

Consolidated income before income taxes decreased $1.0 million compared to the first quarter of 2000.

The Company's consolidated effective income tax rates were 42.5% and 39.0% for the three-month periods ending March 30, 2001 and March 31, 2000, respectively. The increase in the effective income tax rate was primarily due to the impact of nondeductible intangible amortization resulting from the Concentrex acquisition.

The Company's net income for the first quarter of 2001 was $10.3 million compared to $11.5 million for 2000. Basic and diluted earnings per share were $0.36 and $0.35, respectively, for the first quarter of 2001 compared to basic and diluted earnings per share of $0.41 and $0.40, respectively, for the same period in 2000.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities for the first three months of 2001 were $42.6 million compared to $22.7 million for the first three months of 2000. The primary uses of funds in the first three months of 2001 were for the payment of long-term debt, capital expenditures, refundable customer contract payments, dividend payments to shareholders and purchases of treasury stock.

In March 2000, the Company's Board of Directors extended a program authorizing the repurchase of the Company's outstanding common stock of up to 3.1 million shares with an authorization for an additional 2.9 million shares for a total of up to 6 million shares. Shares repurchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. In March 2001, the Company completed its original authorization by purchasing 60,000 shares of common stock. The total cost of the 3.1 million shares repurchased was $57.5 million.

Purchases of property, plant and equipment totaled $12.4 million in the first three months of 2001, compared to $8.3 million in 2000. The increase in capital expenditures was primarily related to digital printing equipment purchases. In January 2000, the Company entered into an agreement to purchase digital printing equipment. As of March 30, 2001 the Company has purchased approximately $20.6 million of digital printing equipment with additional purchases projected at $3.1 million for the remainder of 2001.

As of March 30, 2001, the Company's assets included a net unrealized loss of $2.7 million primarily related to the Company's investment in Netzee, Inc. This unrealized loss was partially offset by an unrealized gain related to the Company's investment in Bottomline Technologies, Inc. The net unrealized loss was recorded as a component of accumulated other comprehensive income in the shareholders' equity section of the balance sheet.

In connection with the Concentrex acquisition, the Company entered into a $300 million revolving credit facility maturing in 2004. The facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. As of March 30, 2001, direct borrowings totaled $155.0 million under the facility. There were $3.3 million in outstanding letters of credit; $3.1 million of these letters of credit were issued under the credit facility.

In November 2000, in conjunction with the sale of certain assets to Netzee, the Company extended a guaranty to a financial institution, on behalf of Netzee, of Automated Clearing House exposures up to an amount not to exceed $15 million. In March 2001, the guaranty was terminated with no liability to the Company.

On March 30, 2001, the Company had $18.0 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under the new credit facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to capital markets to pursue additional acquisition opportunities.

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

The acquisition costs totaled $146.8 million. Approximately $100 million of the acquisition cost was funded from a new credit facility obtained by the Company (see Note 6).

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

A portion of the acquisition cost was allocated to the net realizable value of certain assets of the acquired operation's online banking and electronic payments business which the Company identified as a business held for sale. In November 2000, these assets, which totaled $8.2 million, were sold to Netzee for consideration of 4.4 million shares of Netzee common stock. The Company also extended a $5.0 million line of credit to Netzee of which $2.3 million and $5.0 million were outstanding at March 30, 2001 and December 31, 2000, respectively.

The purchase price allocation for this acquisition is preliminary and may be revised at a later date. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Concentrex have been included in the Company's consolidated financial statements from the date of acquisition.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statements No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133, as amended, requires all derivative instruments will be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted FAS 133, as amended, on January 1, 2001. Adoption of these pronouncements did not have an initial material effect on the Company's financial position or results of operations.

OUTLOOK

The Company believes that its financial position continues to be strong. The Company anticipates the Software and Services segment will continue to be dilutive to earnings, including the impact of acquisition-related interest, in 2001. However, the Company expects this segment's profitability will improve during 2001.

The Company is projecting continued growth in the Printed Products segment's profits due to implementation of new technology, including digital printing and process improvements.

The Company is projecting the Scantron segment will increase sales and profits in 2001 through new products and continued strength of its core product.

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

While the Company believes substantial growth opportunities exist, specifically in Software such as database marketing software and loan and deposit origination software, there can be no assurances that the Company will achieve its growth targets. There are many variables relating to the development and sale of new software products, including the timing and costs of the development effort, product performance, functionality, product acceptance and competition. Also, no assurance can be made as to market acceptance and to the potential impact of governmental regulations on the Company's ability to expand its software business and meet projected growth targets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company are held for purposes other than trading and are exposed to primarily two types of market risks: interest rate and equity price.

Interest Rate Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its variable rate borrowing. As a result of the variable nature of the senior credit facility's interest rate, the fair value of the Company's revolving credit debt approximates its carrying value.

The Company has entered into variable-to-fixed-rate interest-rate swap agreements for a portion of its debt to effectively reduce its exposure to interest rate fluctuations. The change in market value of the interest-rate swap agreements is accounted for as a component of other comprehensive income.

Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline and Netzee. The change in market value is accounted for as a component of other comprehensive income. The following presents the value at risk for the Company's investment in Bottomline and Netzee reflecting the high and low closing market prices for the three months ended March 30, 2001 (in thousands):


                                  Carrying
                                   Value(b)     High(a)       Low(a)
-------------------------------------------------------------------------
Investment in:
  Bottomline                      $ 3,670        $14,427       $ 2,898
  Netzee                            2,475          7,837         2,063

[FN]

(a)  Based on quoted market prices for these or similar items.
(b)  Based on market value as of March 30, 2001.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

         None

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the quarterly period ended March 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


         5/9/2001                          /s/ J. Michael Riley
Date:  _________________               By:_____________________________
                                          J. Michael Riley
                                          Vice President and Controller
                                          (Principal Accounting Officer)