Form 10-Q
period 2001-06-29
HARLAND JOHN H CO
filed 2001-08-10
CIK 45599

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 29, 2001

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

The number of shares of the Registrant's Common Stock outstanding on July 27, 2001 was 29,120,020.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . .3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS. . .5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . .6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . 7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . .13

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . 18

PART II.  OTHER INFORMATION

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .19

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . 19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

(In thousands, except share and               June 29,    December 31,
per share amounts)                              2001          2000
----------------------------------------------------------------------
                                            (Unaudited)
 Current Assets:

 Cash and cash equivalents                  $  16,310     $  18,480
 Accounts receivable, net                      59,416        86,767
 Inventories                                   17,747        20,603
 Deferred income taxes                         16,257        19,217
 Prepaid income taxes                               -        15,738
 Other                                          7,652         7,211
                                            ----------    ----------
 Total current assets                         117,382       168,016
                                            ----------    ----------

 Investments and Other Assets:

 Investments                                    6,850        16,740
 Goodwill and other intangibles - net         136,230       142,960
 Deferred income taxes                          5,441         6,614
 Refundable contract payments                  26,034        25,705
 Other                                         28,555        33,301
                                            ----------    ----------
 Total investments and other assets           203,110       225,320
                                            ----------    ----------

 Property, plant and equipment                323,121       310,597
 Less accumulated depreciation
    and amortization                          187,164       181,007
                                            ----------    ----------
 Property, plant and equipment - net          135,957       129,590
                                            ----------    ----------

 Total                                      $ 456,449     $ 522,926
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and               June 29,    December 31,
per share amounts)                              2001          2000
----------------------------------------------------------------------
                                            (Unaudited)
 Current Liabilities:

 Accounts payable                           $  21,377     $  29,313
 Deferred revenues                             32,228        47,622
 Accrued liabilities:
    Salaries, wages and employee benefits      26,096        28,364
    Taxes                                      15,156         8,015
    Other                                      18,275        27,133
                                            ----------    ----------
 Total current liabilities                    113,132       140,447
                                            ----------    ----------

 Long-Term Liabilities:

 Long-term debt, less current maturities      140,293       191,617
 Other                                         20,687        19,497
                                            ----------    ----------
 Total long-term liabilities                  160,980       211,114
                                            ----------    ----------
 Total liabilities                            274,112       351,561
                                            ----------    ----------
 Shareholders' Equity:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock, authorized 144,000,000
    shares of $1.00 par value,
    37,907,497 shares issued                   37,907        37,907
 Retained earnings                            356,966       343,998
 Accumulated other comprehensive
   income (loss)                               (3,918)        5,084
 Unamortized restricted stock awards           (8,306)       (1,591)
                                            ----------    ----------
                                              382,649       385,398
 Less 8,791,071 and 9,383,806 shares
    of treasury stock - at cost,
    respectively                              200,312       214,033
                                            ----------    ----------
Shareholders' equity - net                    182,337       171,365
                                            ----------    ----------

 Total                                      $ 456,449     $ 522,926
                                            ==========    ==========


See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
    FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 29, 2001 AND JUNE 30, 2000
                                   (Unaudited)


                             THREE MONTHS ENDED         SIX MONTHS ENDED
(In thousands, except        JUNE 29,    JUNE 30,       JUNE 29,    JUNE 30,
   per share amounts)         2001        2000           2001        2000
--------------------------------------------------------------------------

Net Sales                  $ 187,267   $ 171,691     $ 378,558   $ 348,393
Cost of sales                102,718     102,927       209,380     211,922
                           ----------  ----------    ----------  ----------
Gross Profit                  84,549      68,764       169,178     136,471
Selling, general and
  administrative expenses     59,346      45,622       119,251      92,042
Amortization of intangibles    3,483       1,586         7,046       3,085
                           ----------  ----------    ----------  ----------
Income From Operations        21,720      21,556        42,881      41,344
                           ----------  ----------    ----------  ----------

Other Income (Expense):
Interest expense              (2,484)     (1,810)       (5,923)     (3,518)
Other - net                     (215)        539           (71)      1,347
                           ----------  ----------    ----------  ----------
Total                         (2,699)     (1,271)       (5,994)     (2,171)
                           ----------  ----------    ----------  ----------

Income Before Income Taxes    19,021      20,285        36,887      39,173
Income Taxes                   8,084       7,911        15,677      15,277
                           ----------  ----------    ----------  ----------
Net Income                    10,937      12,374        21,210      23,896

Retained Earnings at
  Beginning of Period        348,953     334,506       343,998     326,049
                           ----------  ----------    ----------  ----------
                             359,890     346,880       365,208     349,945
Cash Dividends                (2,181)     (2,129)       (4,329)     (4,250)

Issuance of treasury and
   deferred shares under
   stock plans                  (743)       (652)       (3,913)     (1,596)
                           ----------  ----------    ----------  ----------
Retained Earnings at
  End of Period            $ 356,966   $ 344,099     $ 356,966   $ 344,099
                           ==========  ==========    ==========  ==========
Weighted Average Shares
   Outstanding:
     Basic                    29,125      28,425        28,981      28,419
     Diluted                  30,202      28,834        29,861      28,871
                           ==========  ==========    ==========  ==========
Earnings Per Common Share:
     Basic                 $    0.38   $    0.44     $    0.73   $    0.84
     Diluted               $    0.36   $    0.43     $    0.71   $    0.83
                           ==========  ==========    ==========  ==========
Cash Dividends Per
   Common Share            $   0.075   $   0.075     $    0.15   $    0.15
                           ==========  ==========    ==========  ==========

See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000
                                   (Unaudited)

(In thousands)                                            2001         2000
-----------------------------------------------------------------------------

Operating Activities:
Net income                                            $  21,210     $ 23,896
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           29,947       19,715
 Other                                                    2,634        1,660
 Change in assets and liabilities:
  Deferred income taxes                                   5,073        2,848
  Accounts receivable                                    27,355        6,269
  Inventories and other current assets                   18,317         (520)
  Accounts payable and accrued liabilities              (26,660)     (14,237)
                                                      ----------     --------
Net cash provided by operating activities                77,876       39,631
                                                      ----------     --------
Investing Activities:
Purchases of property, plant and equipment              (22,097)     (17,341)
Proceeds from sale of property, plant and equipment         255          157
Refundable contract payments                             (4,863)      (5,179)
Long-term investments and other assets                       12       (3,635)
                                                      ----------     --------
Net cash used in investing activities                   (26,693)     (25,998)
                                                      ----------     --------
Financing Activities:
Purchases of treasury stock                              (1,229)      (7,000)
Issuance of treasury stock                                3,226        1,484
Dividends paid                                           (4,329)      (4,250)
Long-term debt - net                                    (51,272)          61
Other - net                                                 251         (340)
                                                      ----------    ---------
Net cash used in financing activities                   (53,353)     (10,045)
                                                      ----------    ---------

Increase (decrease) in cash and cash equivalents         (2,170)       3,588
Cash and cash equivalents at beginning of period         18,480       49,823
                                                      ----------   ----------
Cash and cash equivalents at end of period            $  16,310    $  53,411
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 2001
                                   (Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows of the John H. Harland Company and subsidiaries ("the Company") for the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

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

Consideration totaled $146.8 million of which $100 million of the acquisition costs was funded from a new credit facility obtained by the Company (see
Note 6).

Total consideration has been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. Acquisition costs were allocated as follows and are being amortized on a straight-line basis over the useful life indicated below (in thousands):

                                                             Useful Life
                                                     Value      In Years
------------------------------------------------------------------------
Tangible net assets acquired                      $  18,298         -
Goodwill                                             88,114        11
Other intangible assets                              10,668         7
Software                                             13,274         4
Net assets held for sale                              8,242         -
In-process research and development                   8,248         -
                                                  ---------
Total                                             $ 146,844
                                                  =========

As part of the Concentrex acquisition, the Company acquired in-process research and development costs of $8.2 million, which were expensed at acquisition, and which represented the fair value of certain acquired research and development projects that were determined not to have reached technological feasibility.

A portion of the Concentrex acquisition cost was allocated to the net realizable value of certain assets of the acquired operation's online banking and electronic payments business which the Company identified as a business held for sale. In November 2000, these assets, which totaled $8.2 million, were sold to Netzee, Inc. ("Netzee") in exchange for Netzee common stock. The Company also extended a $5.0 million line of credit to Netzee of which $2.8 million and $5.0 million were outstanding at June 29, 2001 and December 31, 2000, respectively.

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

The following unaudited pro forma summary presents information as if the Concentrex acquisition occurred on January 1, 2000 (in thousands, except per share amounts):

                                             Six months ended
                                               June 30, 2000
---------------------------------------------------------------
Net sales                                         $ 401,861
Net income                                        $   8,289
Earnings per common share:
  Basic                                           $     .29
  Diluted                                         $     .29


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

4.   Income Taxes

For the three month periods ending June 29, 2001 and June 30, 2000, the Company's consolidated effective income tax rates were 42.5% and 39.0% respectively. For the six month periods ending June 29, 2001 and June 30, 2000, the Company's consolidated effective income tax rates were 42.5% and 39.0% respectively.

5.   Inventories

As of June 29, 2001 and December 31, 2000, inventories consisted of the following (in thousands):

                                               2001            2000
------------------------------------------------------------------------
Raw materials and semi-finished goods       $ 16,443        $ 19,506
Finished goods                                 1,060             755
Hardware component parts                         244             342
                                            ---------       ---------
Total                                       $ 17,747        $ 20,603
                                            =========       =========

6.   Long Term Debt

During the quarter, the Company increased the committed amount of its revolving credit facility (the "Credit Facility") from $300 million to $325 million. The Credit Facility matures in 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.20% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, on the following indices: the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including leverage, fixed charge and minimum net worth tests. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests, or sell its assets beyond certain amounts.

At June 29, 2001, interest rate contracts under the Credit Facility totaled $133.7 million with interest rates in effect ranging from 4.72% to 5.68% and maturity dates of less than six months. The average interest rate in effect at June 29, 2001, including the effect of the Company's interest rate hedging program, was 5.70%. At June 29, 2001, the Company had $186.9 million available for borrowing under the Credit Facility.

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

The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. The interest rate swaps are directly matched against U.S. dollar LIBOR contracts outstanding under the Company's Credit Facility and are reset quarterly. Both the interest rate swaps and the Credit Facility mature in 2004. The interest rate swaps are structured to amortize on a quarterly basis so that on a percentage basis, they approximate the Company's forecasted cash flows. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amount of interest rate swaps outstanding was $115 million at June 29, 2001. The net change in fair value of the swaps at June 29, 2001 is reported in other comprehensive income (see Note 7). The swaps are considered to be highly effective as the swaps qualify for the shortcut method of hedge accounting. Accordingly, no amounts for hedge ineffectiveness were reported in earnings during the three and six month periods ended June 29, 2001.

At June 29, 2001, there were $4.4 million in outstanding letters of credit; all letters of credit were issued under the Credit Facility.

7.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the three and six month periods ended June 29, 2001 and June 30, 2000 was as follows (in thousands):


                            Three Months Ended        Six Months Ended
                            June 29,    June 30,      June 29,  June 30,
                             2001        2000          2001       2000
------------------------------------------------------------------------
Net income:                $10,937     $12,374       $21,210    $23,896
Other comprehensive
 income, net of tax:
  Foreign exchange
    translation adjustments    209        (397)          590       (341)
  Unrealized losses
    on investments          (1,203)     (1,469)       (9,436)    (1,137)
  Changes in fair value of
    cash flow hedging
    instruments                (25)          -          (156)         -
                           --------    --------      --------   --------
Comprehensive income       $ 9,918     $10,508       $12,208    $22,418
                           ========    ========      ========   ========


8.   Earnings per Common Share

The computation of basic and diluted earnings per share for the three and six month periods ended June 29, 2001 and June 30, 2000 is as follows (in thousands, except per share amounts):

                               Three Months Ended     Six Months Ended
                              June 29,   June 30,    June 29,   June 30,
                                2001        2000       2001        2000
------------------------------------------------------------------------
Computation of basic
 earnings per common share:

Numerator
  Net Income                  $ 10,937   $ 12,374    $ 21,210   $ 23,896
                              --------   --------    --------   --------
Denominator
  Average weighted shares
  outstanding                   29,055     28,381      28,914     28,378

  Average weighted deferred
  shares outstanding under
  non-employee directors
  compensation plan                 70         44          67         41
                              --------   --------    --------   --------
  Shares outstanding for
  basic earnings per share
  calculation                   29,125     28,425      28,981     28,419
                              --------   --------    --------   --------

Basic earnings per share      $   0.38   $   0.44    $   0.73   $   0.84
                              ========   ========    ========   ========

Computation of diluted
 earnings per common share:

Numerator
  Net Income                  $ 10,937   $ 12,374    $ 21,210   $ 23,896

  Reduced interest expense
  on assumed conversions of
  convertible subordinated
  debentures                        68         68         135        135
                              --------   --------    --------   --------
  Net income for diluted
  earnings per share
  calculation                   11,005     12,442      21,345     24,031
                              --------   --------    --------   --------
Denominator
  Basic weighted average
  shares outstanding            29,125     28,425      28,981     28,419

  Dilutive effect of stock
  options                          816        148         619        191

  Assumed conversions
  of convertible subordinated
  debentures                       261        261         261        261
                              --------   --------    --------   --------
  Shares outstanding for
  diluted earnings per share
  calculation                   30,202     28,834      29,861     28,871
                              --------   --------    --------   --------

Diluted earnings per share    $   0.36   $   0.43    $   0.71   $   0.83
                              ========   ========    ========   ========



9.   Business Segments

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions. The Software and Services ("Software & Services") segment is focused on the financial institution market and includes lending and mortgage origination and closing applications, database marketing software, host processing and business intelligence solutions. The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including optical mark reading equipment, scannable forms, survey solutions, field maintenance services and automated data collection and document imaging. Scantron sells these products and services to the education, financial institution and commercial markets.

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

Selected summarized financial information for 2001 and 2000 periods is as follows (in thousands):

                                   Business Segment
                           -------------------------------
                             Printed   Software &
                            Products   Services   Scantron   Corporate &    Consoli-
                                                             Eliminations    dated
-----------------------------------------------------------------------------------
Three months ended
 June 29, 2001:
Net sales                  $ 132,756  $ 31,273   $ 23,501   $   (263)   $ 187,267
Income (loss)                 23,680    (1,743)     5,426     (8,342)      19,021

Three months ended
 June 30, 2000:
Net sales                  $ 142,612  $  6,264   $ 22,872   $    (57)   $ 171,691
Income (loss)                 24,915      (826)     4,398     (8,202)      20,285

Six months ended
 June 29, 2001:
Net sales                  $ 271,557  $ 61,164   $ 46,409   $   (572)   $ 378,558
Income (loss)                 48,493    (3,674)    10,771    (18,703)      36,887

Six months ended
 June 30, 2000:
Net sales                  $ 290,259  $ 12,976   $ 45,365   $   (207)   $ 348,393
Income (loss)                 50,207    (1,751)     7,796    (17,079)      39,173

                                      -12-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions.

The Software and Services segment ("Software & Services") is focused on the financial institution market and includes lending and mortgage origination and closing applications, database marketing software, host processing and business intelligence solutions.

The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including optical mark reading equipment, scannable forms, survey solutions, field maintenance services and automated data collection and document imaging. Scantron sells these products and services to the education, financial institution and commercial markets.

RESULTS OF OPERATIONS SECOND QUARTER 2001 VERSUS 2000

Consolidated net sales were $187.3 million for the quarter ended June 29, 2001 compared to $171.7 million for the quarter ended June 30, 2000.

Printed Products sales totaled $132.8 million and $142.6 million for the second quarters of 2001 and 2000, respectively. Lower volumes in traditional check printing operations, which decreased 12% in 2001 from 2000, accounted for a majority of the decrease in Printed Product sales. The volume decline was primarily attributable to major customers lost as a result of their acquisition and to fewer checks sold to a direct check marketer. The impact of these two factors was moderated by an improvement of 5% in average price per unit. Sales in direct marketing decreased due to the general economic slowdown which resulted in lower credit card promotions and fewer openings of brokerage accounts. Also contributing to the decrease in direct marketing sales was the loss of a significant internet related customer.

Software & Services sales increased from $6.3 million in the second quarter of 2000 to $31.3 million in the second quarter of 2001 primarily due to the acquisition of Concentrex, Incorporated ("Concentrex") on August 23, 2000.

Scantron's sales for the second quarter increased 3% from $22.9 million in 2000 to $23.5 million in 2001. The increase was primarily due to internal growth in the field services group which more than offset small declines in scanning and survey solutions.

Consolidated gross profit increased by 23% from $68.8 million in the second quarter of 2000 to $84.5 million in the second quarter of 2001 and increased as a percentage of sales from 40% in 2000 to 45% in 2001. The gross profit increase was due primarily to a favorable changes in sales mix, a result of the Concentrex acquisition in August 2000. Printed Products gross profit decreased 5% in 2001 from 2000 due to lower volumes but improved as a percentage of sales to 38.4% in 2001 from 37.6% in 2000. The higher Printed Products gross profit as a percentage of sales was due primarily to the 5% increase in average price per unit and operating efficiencies gained in part from plant consolidations and improvements in productivity due to the implementation of new digital technology. Printed Products incurred $0.5 million of severance costs during the second quarter of 2001 for headcount reductions related primarily to the digital technology implementation. Software & Services's gross profit, as a percent of sales, increased to 67.7% in 2001 from 56.0% in 2000. Scantron's gross profit increased by 6% in 2001 from 2000 and increased as a percentage of sales to 52.7% in 2001 from 50.9% in 2000 due to improved margins in their existing products and services.

Consolidated selling, general and administrative expenses ("SG&A") increased by $13.7 million or 30% in the second quarter of 2001 from 2000. These expenses as a percentage of sales were 31.7% in 2001 compared to 26.6% in 2000. The increase was due in part to the addition of the Concentrex operations which had higher SG&A costs in relation to sales than any other of the Company's operations. SG&A costs in the second quarter of 2001 included $1.5 million of severance costs incurred in Software & Services for headcount reductions in operations acquired in the Concentrex acquisition. The increase in SG&A costs was moderated by decreased expenses due to employee positions eliminated in a reorganization that occurred in the fourth quarter of 2000 and also due to lower customer support costs in Printed Products.

Amortization of intangibles increased to $3.5 million in the second quarter of 2001 compared to $1.6 million in 2000, primarily due to the Concentrex acquisition.

Consolidated income from operations increased $0.2 million from the second quarter of 2000.

Interest expense increased $0.7 million from 2000 due to an increase in debt level resulting from the Concentrex acquisition. Other - net decreased from income of $0.5 million in 2000 to an expense of $0.2 million in 2001 primarily due to reduced interest income in 2001.

Consolidated income before income taxes decreased $1.3 million compared to the second quarter of 2000.

The Company's consolidated effective income tax rates were 42.5% and 39.0% for the three month periods ending June 29, 2001 and June 30, 2000, respectively. The increase in the effective income tax rate was primarily due to the impact of nondeductible intangible amortization resulting from the Concentrex acquisition.

The Company's net income for the second quarter of 2001 was $10.9 million compared to $12.4 million for 2000. Basic and diluted earnings per share were $0.38 and $0.36, respectively, for the second quarter of 2001 compared to basic and diluted earnings per share of $0.44 and $0.43, respectively, for the same period in 2000.

RESULTS OF OPERATIONS YEAR TO DATE 2001 VERSUS 2000

Consolidated net sales were $378.6 million for the six months ended June 29, 2001 compared to $348.4 million for the six months ended June 30, 2000.

Printed Products sales totaled $271.6 million and $290.3 million for the first six months of 2001 and 2000, respectively. Lower volumes in traditional check printing operations, which decreased 11% in 2001 from 2000, accounted for a majority of the decrease in Printed Product sales. The volume decline was primarily attributable to major customers lost as a result of their acquisition and to fewer checks sold to a direct check marketer. The impact of these two factors was moderated by an improvement of 5% in average price per unit. Sales in direct marketing also decreased due to the general economic slowdown which resulted in lower credit card promotions and fewer openings of brokerage accounts, and due to the loss of a significant internet related customer.

Software & Services sales for the first six months increased from $13.0 million in 2000 to $61.2 million in 2001 primarily due to the acquisition of Concentrex, Incorporated ("Concentrex") on August 23, 2000.

Scantron's sales for the first six months increased approximately 2% from $45.4 million in 2000 to $46.4 million in 2001. The increase was primarily due to internal growth in field services.

Consolidated gross profit increased by 24% from $136.5 million to $169.2 million in the first six months of 2000 and 2001, respectively, and increased as a percentage of sales from 39.2% in 2000 to 44.7% in 2001. The gross profit increase was due primarily to a favorable change in sales mix, a result of the Concentrex acquisition in August 2000. Printed Products gross profit decreased 3% in 2001 from 2000 due to lower volumes but improved as a percentage of sales to 38.3% in 2001 from 36.8% in 2000. The higher Printed Products margins were due primarily to the 5% increase in average price per unit and operating efficiencies gained in part from plant consolidations and improvements in productivity due to the implementation of new digital technology. Software & Services's gross profit, as a percent of sales, increased to 65.8% in 2001 from 52.7% in 2000, Scantron's gross profit increased by 9% from 2000 and increased as a percentage of sales to 53.4% in 2001 from 50.0% in 2000 due to improved margins in their existing products and services.

Consolidated SG&A increased by $27.2 million or 30% in the first six months of 2001 from the same period in 2000. These expenses as a percentage of sales were 31.5% in 2001 compared to 26.4% in 2000. The increase was due in part to the addition of the Concentrex operations which had higher SG&A costs in relation to sales than any other of the Company's operations. The increase was moderated by decreased expenses due to employee positions eliminated in a reorganization that occurred in the fourth quarter of 2000 and also due to lower customer support costs in Printed Products.

Amortization of intangibles increased to $7.0 million in the first six months of 2001 compared to $3.1 million in 2000, primarily due to the Concentrex acquisition.

Consolidated income from operations increased $1.5 million for the first six months of 2001 from 2000.

Interest expense increased $2.4 million from 2000 due to an increase in debt level resulting from the Concentrex acquisition. Other - net decreased from income of $1.3 million in 2000 to expense of $0.1 million in 2001 primarily due to reduced interest income in 2001.

Consolidated income before income taxes decreased $2.3 million compared to 2000.

The Company's consolidated effective income tax rates were 42.5% and 39.0% for the six month periods ending June 29, 2001 and June 30, 2000, respectively. The increase in the effective income tax rate was primarily due to the impact of nondeductible intangible amortization resulting from the Concentrex acquisition.

The Company's net income for the first six months of 2001 was $21.2 million compared to $23.9 million for 2000. Basic and diluted earnings per share were $0.73 and $0.71, respectively, for the first six months of 2001 compared to basic and diluted earnings per share of $0.84 and $0.83, respectively, for the same period in 2000.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities for the first six months of 2001 were $77.9 million compared to $39.6 million for the first six months of 2000. The increase in cash provided by operations was due primarily to changes in working capital and net income adjusted for depreciation and amortization. The working capital changes were primarily due to reductions in accounts receivable and prepaid income tax balances. The accounts receivable change was due in part to annual maintenance contracts billed in late 2000 and collected in early 2001 and also to collection activities. The primary uses of funds in the first six months of 2001 were for the payment of long-term debt, capital expenditures, refundable customer contract payments, dividend payments to shareholders and purchases of treasury stock.

In March 2000, the Company's Board of Directors extended a program authorizing the repurchase of the Company's outstanding common stock of up to 3.1 million shares with an authorization for an additional 2.9 million shares for a total of up to 6 million shares. Shares repurchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. In March 2001, the Company completed its original authorization by purchasing 60,000 shares of common stock. The total cost of the 3.1 million shares repurchased was $57.5 million. During the second quarter of 2001, the Company purchased 12,700 shares of its common stock under the additional authorization at a cost of $0.2 million.

Purchases of property, plant and equipment totaled $22.1 million in the first six months of 2001, compared to $17.3 million in 2000. The increase in capital expenditures was primarily related to digital printing equipment purchases. The Company is currently projecting capital expenditures for 2001 will total $40 to $45 million.

As of June 29, 2001, the Company's accumulated other comprehensive loss included a net unrealized loss of $4.0 million primarily related to the Company's investment in Netzee, Inc. This unrealized loss was partially offset by an unrealized gain related to the Company's investment in Bottomline Technologies, Inc. The net unrealized loss was recorded as a component of accumulated other comprehensive income in the shareholders' equity section of the balance sheet.

In connection with the Concentrex acquisition, the Company entered into a $300 million revolving credit facility maturing in 2004. During the second quarter of 2001, the Company increased the committed amount of its revolving credit facility from $300 million to $325 million. The facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. As of June 29, 2001, direct borrowings totaled $133.7 million under the facility. There were $4.4 million in outstanding letters of credit which were issued under the credit facility.

In November 2000, in conjunction with the sale of certain assets to Netzee, the Company extended a guaranty to a financial institution, on behalf of Netzee, of Automated Clearing House exposures up to an amount not to exceed $15 million. In March 2001, the guaranty was terminated with no liability to the Company.

On June 29, 2001, the Company had $16.3 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under the credit facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to capital markets to pursue additional acquisition opportunities.

CONCENTREX ACQUISITION

On August 23, 2000, the Company completed its cash tender offer for the outstanding common stock of Concentrex. The acquired operations provide technology-powered solutions to deliver financial services, including a broad range of traditional Software & Services integrated with e-commerce solutions to over 5,000 financial institutions of all types and sizes in the United States.

Consideration totaled $146.8 million of which $100 million of the acquisition cost was funded from a credit facility obtained by the Company (see
Note 6).

Total consideration has been allocated on the basis of the preliminary estimated fair market values of the assets acquired and liabilities assumed.

As part of the acquisition, the Company acquired in-process research and development costs of $8.2 million, which were expensed at acquisition, and represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility.

A portion of the acquisition cost was allocated to the net realizable value of certain assets of the acquired operation's online banking and electronic payments business which the Company identified as a business held for sale. In November 2000, these assets, which totaled $8.2 million, were sold to Netzee in exchange for Netzee common stock. The Company also extended a $5.0 million line of credit to Netzee of which $2.8 million and $5.0 million were outstanding at June 29, 2001 and December 31, 2000, respectively.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

OUTLOOK

The Company believes that its financial position continues to be strong. The Company anticipates the Software & Services segment will continue to be dilutive to earnings, after including the impact of acquisition-related interest, in 2001. However, the Company expects this segment's profitability will improve during 2001.

The Company is projecting a modest decrease in the Printed Products segment's 2001 profits due primarily to the effect of the general economic slowdown on sales for its direct marketing activities. The Company believes that sales for its direct marketing activities should increase as the general economy improves. However, the timing and extent of such an improvement is difficult to predict.

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

Various factors may affect the Company's financial performance, including, but not limited to, those factors discussed below and could cause the Company's actual results for future periods to differ from any opinions, statements or projections expressed with respect thereto. Such differences could be material and adverse. Many variables will impact the ability to improve service quality, achieve production efficiencies and reduce expenses. These include, but are not limited to, the implementation of new digital technology and automated ordering systems used in the Company's manufacturing operations. Further, there can be no assurance that the Company can reproduce or improve upon historic profit margin trends. Many factors can affect the Company's ability to improve profitability, including, among other factors, competitive pricing trends, the ability to secure similar materials prices and labor rates, and the ability to reduce the cost of manufacturing. Competition among suppliers, restricted supply of materials, labor and services, and other such factors outside of the Company's control, may adversely affect prices and may materially impact the Company's results.

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

While the Company believes substantial growth opportunities exist in the Software & Services segment, there can be no assurances that the Company will achieve its revenue or earnings growth targets. The Company believes the software business represents a turnaround and therefore has many inherent risk factors, including but not limited to the retention of employee talent and the retention of customers. In addition there are many variables and risks associated with the integration and rationalization of the Concentrex acquisition with Harland's existing software business. Also, variables exist in the development of new software products, including the timing and costs of the development effort, product performance, functionality, product acceptance and competition.

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

Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline and Netzee. The change in market value has been accounted for as a component of other comprehensive income. The following presents the value at risk for the Company's investment in Bottomline and Netzee reflecting the high and low closing market prices for the six months ended June 29, 2001 (in thousands):


                                  Carrying
                                   Value(b)     High(a)       Low(a)
-------------------------------------------------------------------------
Investment in:
  Bottomline                      $2,722        $4,279       $1,465
  Netzee                           2,310         3,168        2,063

(a)        Based on quoted market prices for these or similar items.
(b)        Based on market value as of June 29, 2001.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders of the Company was held on April 27,
         2001.

(b) At the meeting John J. McMahon Jr., Larry L. Prince and Jesse J. Spikes were elected for three-year terms expiring in 2004. The Directors whose terms continued after the Annual Meeting are William
         S. Antle III, John D. Johns, Richard K. Lochridge, G. Harold Northrop, Eileen M. Rudden and Timothy C. Tuff.

(c) A brief description of each matter voted upon and the results of the voting are as follows:

Election of Directors for Three-Year Term:

      John J. McMahon Jr.
          Voting for              25,092,425
          Withheld                   251,890

      Larry L. Prince
          Voting for              25,090,885
          Withheld                   253,430

      Jesse J. Spikes
          Voting for              25,095,352
          Withheld                   248,963

Ratification of the appointment of Deloitte & Touche LLP as the Company's auditors:

          Voting for              23,165,935
          Voting against           2,152,092
          Withheld                    26,288

To amend the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock available for sale thereunder:

          Voting for              24,016,102
          Voting against           1,289,785
          Withheld                    38,428

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the quarterly period ended June 29, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


        08/10/2001                         /s/ J. Michael Riley
Date:  _________________               By:_____________________________
                                          J. Michael Riley
                                          Vice President and Controller
                                          (Principal Accounting Officer)