Form 10-Q
period 2001-09-28
HARLAND JOHN H CO
filed 2001-11-09
CIK 45599

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 28, 2001

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

The number of shares of the Registrant's Common Stock outstanding on October 26, 2001 was 29,044,046.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . .  3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS. .  5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . .  6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . .  7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . 13

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . 19

PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . 19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------


                                            September 28,   December 31,
(In thousands)                                  2001           2000
----------------------------------------------------------------------
                                            (Unaudited)
 Current Assets:

 Cash and cash equivalents                  $  23,828     $  18,480
 Accounts receivable, net                      60,591        86,767
 Inventories                                   17,804        20,603
 Deferred income taxes                         21,707        19,217
 Prepaid income taxes                               -        15,738
 Other                                          6,717         7,211
                                            ----------    ----------
 Total current assets                         130,647       168,016
                                            ----------    ----------

 Investments and Other Assets:

 Investments                                    4,801        16,740
 Goodwill and other intangibles - net         135,469       142,960
 Deferred income taxes                          4,351         6,614
 Refundable contract payments                  27,644        25,705
 Other                                         25,584        33,301
                                            ----------    ----------
 Total investments and other assets           197,849       225,320
                                            ----------    ----------

 Property, plant and equipment                328,657       310,597
 Less accumulated depreciation
    and amortization                          190,368       181,007
                                            ----------    ----------
 Property, plant and equipment - net          138,289       129,590
                                            ----------    ----------

 Total                                      $ 466,785     $ 522,926
                                            ==========    ==========


 See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


(In thousands, except share and            September 28,   December 31,
per share amounts)                             2001           2000
----------------------------------------------------------------------
                                            (Unaudited)
 Current Liabilities:

 Accounts payable                           $  25,262     $  29,313
 Deferred revenues                             31,897        47,622
 Accrued liabilities:
    Salaries, wages and employee benefits      31,279        28,364
    Taxes                                      23,508         8,015
    Other                                      16,487        27,133
                                            ----------    ----------
 Total current liabilities                    128,433       140,447
                                            ----------    ----------

 Long-Term Liabilities:

 Long-term debt, less current maturities      126,132       191,617
 Other                                         23,030        19,497
                                            ----------    ----------
 Total long-term liabilities                  149,162       211,114
                                            ----------    ----------
 Total liabilities                            277,595       351,561
                                            ----------    ----------
 Shareholders' Equity:

 Series preferred stock, authorized 500,000
    shares of $1.00 par value, none issued
 Common stock, authorized 144,000,000
    shares of $1.00 par value,
    37,907,497 shares issued                   37,907        37,907
 Retained earnings                            359,160       343,998
 Accumulated other comprehensive income           521         5,084
 Unamortized restricted stock awards           (6,971)       (1,591)
                                            ----------    ----------
                                              390,617       385,398
 Less 8,866,951 and 9,383,806 shares
    of treasury stock - at cost,
    respectively                              201,427       214,033
                                            ----------    ----------
Shareholders' equity - net                    189,190       171,365
                                            ----------    ----------

 Total                                      $ 466,785     $ 522,926
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

                                      -4-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 28, 2001
                             AND SEPTEMBER 29, 2000
                                   (Unaudited)


                             THREE MONTHS ENDED        NINE MONTHS ENDED
(In thousands, except        SEP 28,     SEP 29,       SEP 28,     SEP 29,
   per share amounts)         2001        2000          2001        2000
---------------------------------------------------------------------------

Net Sales                  $ 179,563   $ 179,784     $ 558,121   $ 528,176
Cost of Sales                 97,881     104,878       307,261     316,800
                           ----------  ----------    ----------  ----------
Gross Profit                  81,682      74,906       250,860     211,376
Selling, general and
  administrative expenses     57,003      49,427       176,254     141,468
Amortization of intangibles    3,696       2,419        10,742       5,505
Acquired in-process
  research & development           -       8,248             -       8,248
                           ----------  ----------    ----------  ----------
Income From Operations        20,983      14,812        63,864      56,155
                           ----------  ----------    ----------  ----------
Other Income (Expense):
Interest expense              (2,035)     (2,825)       (7,957)     (6,342)
Investment write-down         (7,848)          -        (7,848)          -
Other - net                       19          57           (53)      1,404
                           ----------  ----------    ----------  ----------
Total                         (9,864)     (2,768)      (15,858)     (4,938)
                           ----------  ----------    ----------  ----------

Income Before Income Taxes    11,119      12,044        48,006      51,217
Income Taxes                   6,040       7,444        21,717      22,722
                           ----------  ----------    ----------  ----------
Net Income                     5,079       4,600        26,289      28,495

Retained Earnings at
  Beginning of Period        356,966     344,099       343,998     326,049
                           ----------  ----------    ----------  ----------
                             362,045     348,699       370,287     354,544
Cash Dividends                (2,197)     (2,132)       (6,526)     (6,382)

Issuance of treasury and
   deferred shares under
   stock plans                  (688)       (386)       (4,601)     (1,981)
                           ----------  ----------    ----------  ----------
Retained Earnings at
  End of Period            $ 359,160   $ 346,181     $ 359,160   $ 346,181
                           ==========  ==========    ==========  ==========
Weighted Average Shares
   Outstanding:
     Basic                    29,254      28,485        29,073      28,442
     Diluted                  30,367      28,788        30,033      28,845
                           ==========  ==========    ==========  ==========
Earnings Per Common Share:
     Basic                 $    0.17   $    0.16     $    0.90   $    1.00
     Diluted               $    0.17   $    0.16     $    0.88   $    0.99
                           ==========  ==========    ==========  ==========
Cash Dividends Per
   Common Share            $   0.075   $   0.075     $   0.225   $   0.225
                           ==========  ==========    ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

                                      -5-



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000
                                   (Unaudited)

(In thousands)                                            2001         2000
-----------------------------------------------------------------------------

Operating Activities:
Net income                                            $  26,289     $ 28,495
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           45,240       32,627
 Acquired in-process research & development costs             -        8,248
 Investment write-down                                    7,848            -
 Stock-based compensation                                 3,739          555
 Other                                                    1,062        2,267
 Change in assets and liabilities:
  Deferred income taxes                                   3,494        2,284
  Accounts receivable                                    27,234        2,707
  Inventories and other current assets                   19,306       20,173
  Accounts payable and accrued liabilities              (15,741)     (27,951)
                                                      ----------     --------
Net cash provided by operating activities               118,471       69,405
                                                      ----------     --------
Investing Activities:
Purchases of property, plant and equipment              (34,213)     (28,688)
Proceeds from sale of property, plant and equipment         332          211
Payment for acquisition of businesses,
 net of cash acquired                                    (1,203)    (140,042)
Refundable contract payments                             (8,916)     (11,506)
Notes receivable from Netzee, Inc.                        1,896       (5,000)
Long-term investments and other assets                    1,800       (4,102)
                                                      ----------     --------
Net cash used in investing activities                   (40,304)    (189,127)
                                                      ----------     --------
Financing Activities:
Purchases of treasury stock                              (7,217)      (7,000)
Issuance of treasury stock                                6,386        1,892
Dividends paid                                           (6,526)      (6,382)
Long-term debt - net                                    (65,496)      99,980
Other - net                                                  34       (1,212)
                                                      ----------    ---------
Net cash provided by (used in) financing activities     (72,819)      87,278
                                                      ----------    ---------

Increase (decrease) in cash and cash equivalents          5,348      (32,444)
Cash and cash equivalents at beginning of period         18,480       49,823
                                                      ----------   ----------
Cash and cash equivalents at end of period            $  23,828    $  17,379
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                                      -6-

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2001
                                   (Unaudited)

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

Consideration totaled $146.9 million of which approximately $100 million was funded from a new credit facility obtained by the Company (see Note 6).

Total consideration has been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. Acquisition costs were allocated as follows and are being amortized on a straight-line basis over the useful life indicated below:


                                                 Value      Useful Life
                                              In Thousands    In Years
------------------------------------------------------------------------
Tangible net assets acquired                    $  15,188           -
Goodwill                                           91,262          11
Other intangible assets                            10,668           7
Software                                           13,274           4
Net assets held for sale                            8,242           -
In-process research and development                 8,248           -
                                                ---------
Total                                           $ 146,882
                                                =========

                                      -7-

As part of the Concentrex acquisition, the Company acquired in-process research and development costs of $8.2 million, which were expensed at acquisition, and which represented the fair value of certain acquired research and development projects that were determined not to have reached technological feasibility.

A portion of the Concentrex acquisition cost was allocated to the net realizable value of certain assets of the acquired operation's online banking and electronic payments business which the Company identified as a business held for sale. In November 2000, these assets, which totaled $8.2 million, were sold to Netzee, Inc. ("Netzee") in exchange for Netzee common stock. The Company also extended a $5.0 million line of credit to Netzee of which $3.1 million and $5.0 million were outstanding at September 28, 2001 and December 31, 2000, respectively. In September 2001, the Company determined that the decline in market value of its investment in Netzee was other than temporary and the investment was written down to its market value of $0.4 million, resulting in a recognized loss before income taxes of $7.8 million.

The Concentrex acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Concentrex have been included in the Company's consolidated financial statements from the date of acquisition.

The following unaudited pro forma summary presents information as if the Concentrex acquisition occurred on January 1, 2000 (in thousands, except per share amounts):

                                             Nine months ended
                                             September 29, 2000
---------------------------------------------------------------
Net sales                                         $ 594,182
Net income                                        $  26,731
Earnings per common share:
  Basic                                           $    0.43
  Diluted                                         $    0.43


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

4.   Income Taxes

The effective income tax rate increased from 42.5% for the six month period ended June 29, 2001 to 54.3% for the three month period ended September 28, 2001. This increase was due to a valuation allowance of $1.3 million which was recorded for a portion of the capital loss tax benefit related to the write-down of the investment in Netzee. The effective rate of 61.8% for the third quarter of 2000 included the impact of a non-deductible charge for in-process research and development resulting from the acquisition of Concentrex and the impact of research and development tax credits.

5.   Inventories

As of September 28, 2001 and December 31, 2000, inventories consisted of the following (in thousands):


                                               2001            2000
------------------------------------------------------------------------
Raw materials and semi-finished goods       $ 15,669        $ 19,506
Finished goods                                 1,580             755
Hardware component parts                         555             342
                                            ---------       ---------
Total                                       $ 17,804        $ 20,603
                                            =========       =========


6.   Long Term Debt

The Company has maintained a revolving credit facility (the "Credit Facility") with a syndicate of banks in an amount of $325 million. The Credit Facility matures in 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.20% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, on the following indices (plus a margin as defined): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including leverage, fixed charge and minimum net worth tests. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests, or sell its assets beyond certain amounts.

At September 28, 2001, the Credit Facility consisted of $126.0 million in outstanding cash borrowings, $4.4 million in outstanding letters of credit and $194.6 million available for borrowing. The average interest rate in effect on outstanding cash borrowings at September 28, 2001, including the effect of the Company's interest rate hedging program, was 5.58%.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company's Board of Directors approved a Risk Management Program that established the procedures for assessing and managing risk in the Company's business. The Company uses derivative financial instruments to manage interest rate risk. FAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

The Company has entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. The interest rate swaps are directly matched against U.S. dollar LIBOR contracts outstanding under the Company's Credit Facility and are reset quarterly. Both the interest rate swaps and the Credit Facility mature in 2004. The interest rate swaps are structured to amortize on a quarterly basis so that on a percentage basis, they approximate the Company's forecasted cash flows. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amount of interest rate swaps outstanding was $107 million at September 28, 2001. The net change in fair value of the swaps at September 28, 2001 is reported in other comprehensive income (see Note 7). The swaps are highly effective and no significant amounts for hedge ineffectiveness were reported in earnings during the three and nine month periods ended September 28, 2001.

7.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the three and nine month periods ended September 28, 2001 and September 29, 2000 was as follows (in thousands):


                            Three Months Ended        Nine Months Ended
                            Sep 28,    Sep 29,        Sep 28,    Sep 29,
                             2001        2000          2001       2000
---------------------------------------------------------------------------
Net income:                 $ 5,079     $ 4,600       $ 26,289    $ 28,495
Other comprehensive
 income, net of tax:
  Foreign exchange
    translation adjustments      41         133            631        (208)
  Unrealized gains (losses)
    on investments           (2,063)      1,923        (11,499)        786
  Changes in fair value of
    cash flow hedging
    instruments              (1,385)          -         (1,541)          -
  Reclassification
    adjustment for
    investment write-down
    included in net income    7,848           -          7,848           -
                            --------    --------      ---------   ---------
Comprehensive income        $ 9,520     $ 6,656       $ 21,728    $ 29,073
                            ========    ========      =========   =========

                                      -10-

8.   Earnings per Common Share

The computation of basic and diluted earnings per share for the three and nine month periods ended September 28, 2001 and September 29, 2000 is as follows (in thousands, except per share amounts):


                               Three Months Ended     Nine Months Ended
                               Sep 28,     Sep 29,    Sep 28,   Sep 29,
                                2001        2000       2001      2000
--------------------------------------------------------------------------
Computation of basic
 earnings per common share:

Numerator
  Net Income                  $  5,079   $  4,600    $ 26,289   $ 28,495
                              --------   --------    --------   --------
Denominator
  Average weighted shares
  outstanding                   29,179     28,434      29,003     28,397

  Average weighted deferred
  shares outstanding under
  non-employee directors
  compensation plan                 76         51          70         45
                              --------   --------    --------   --------
  Shares outstanding for
  basic earnings per share
  calculation                   29,255     28,485      29,073     28,442
                              --------   --------    --------   --------

Basic earnings per share      $   0.17   $   0.16    $   0.90   $   1.00
                              ========   ========    ========   ========

Computation of diluted
 earnings per common share:

Numerator
  Net Income                  $  5,079   $  4,600    $ 26,289   $ 28,495

  Reduced interest expense
  on assumed conversions of
  convertible subordinated
  debentures                        34         68         169        203
                              --------   --------    --------   --------
  Net income for diluted
  earnings per share
  calculation                    5,113      4,668      26,458     28,698
                              --------   --------    --------   --------
Denominator
  Basic weighted average
  shares outstanding            29,255     28,485      29,073     28,442

  Dilutive effect of stock
  options                          973         42         740        142

  Assumed conversions
  of convertible subordinated
  debentures                       139        261         220        261
                              --------   --------    --------   --------
  Shares outstanding for
  diluted earnings per share
  calculation                   30,367     28,788      30,033     28,845
                              --------   --------    --------   --------

Diluted earnings per share    $   0.17   $   0.16    $   0.88   $   0.99
                              ========   ========    ========   ========


9.   Business Segments

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions. The Software and Services ("Software & Services") segment is focused on the financial institution market and includes lending and mortgage origination and closing applications, database marketing software, host processing applications and business intelligence solutions. The Scantron segment ("Scantron") includes optical mark reading equipment, scannable forms, survey solutions, field maintenance services and automated data collection and document imaging. Scantron sells these products and services to the education, financial institution and commercial markets.

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

Selected summarized financial information for 2001 and 2000 periods is as follows (in thousands):


                                   Business Segment
                           -------------------------------
                           Printed    Software &            Corporate &     Consoli-
                          Products    Services   Scantron   Eliminations     dated
-----------------------------------------------------------------------------------
Three months ended
 Sep 28, 2001:
Net sales                  $ 126,392  $ 28,360   $ 25,129   $   (318)   $ 179,563
Income (loss)                 19,977       425      7,800    (17,083)      11,119

Three months ended
 Sep 29, 2000:
Net sales                  $ 139,953  $ 14,715   $ 25,316   $   (200)   $ 179,784
Income (loss)                 24,368   (11,856)     7,051     (7,519)      12,044

Nine months ended
 Sep 28, 2001:
Net sales                  $ 397,949  $ 89,524   $ 71,538   $   (890)   $ 558,121
Income (loss)                 68,470    (3,249)    18,571    (35,786)      48,006

Nine months ended
 Sep 29, 2000:
Net sales                  $ 430,212  $ 27,691   $ 70,681   $   (408)   $ 528,176
Income (loss)                 74,575   (13,607)    14,847    (24,598)      51,217


10.      Subsequent Events

On October 15, 2001, the Company's Scantron subsidiary, acquired substantially all the assets of the Scanning Systems division of Associated Business Products, Inc., a subsidiary of Global DocuGraphixs, Inc. for approximately $6.0 million in cash.

On October 30, 2001, the Company acquired the assets of DocuPrint, Inc. ("DocuPrint") for less than $1.0 million in cash. DocuPrint produces forms for major financial institutions. The Company plans to move the DocuPrint forms business to its Salt Lake City, Utah and Columbia, South Carolina facilities and relocate check printing production from its Portland, Oregon facility to the DocuPrint facility in Milton, Washington.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions.

The Software and Services segment ("Software & Services") is focused on the financial institution market and includes lending and mortgage origination and closing applications, database marketing software, host processing applications and business intelligence solutions.

The Scantron segment ("Scantron") includes optical mark reading equipment, scannable forms, survey solutions, field maintenance services and automated data collection and document imaging. Scantron sells these products and services to the education, financial institution and commercial markets.

RESULTS OF OPERATIONS THIRD QUARTER 2001 VERSUS 2000

Consolidated net sales were $179.6 million for the quarter ended September 28, 2001 compared to $179.8 million for the quarter ended September 29, 2000.

Printed Products sales totaled $126.4 million and $140.0 million for the third quarters of 2001 and 2000, respectively. Lower volumes in traditional check printing operations, which decreased 13% in 2001 from 2000, accounted for a majority of the decrease in Printed Product sales. The volume decline was primarily attributable to loss of market share and to fewer checks sold to a direct check marketer. A gain in share in the small bank market was more than offset by a decline in the large bank market. The impact of these two factors was moderated by an improvement of 3.9% in average price per unit. Sales in direct marketing also decreased due to the general economic slowdown which resulted in lower credit card promotions and fewer openings of brokerage accounts.

Software & Services sales increased from $14.7 million in the third quarter of 2000 to $28.4 million in the third quarter of 2001. The increase was primarily due to the acquisition of Concentrex, Incorporated ("Concentrex") on August 23, 2000 which resulted in the inclusion of only five weeks of Concentrex sales in last year's third quarter compared with a full quarter of sales in 2001. Approximately $4.0 million of revenue related to sales closed in the third quarter of 2001 was deferred into future periods as a result of an increase in usage-based contract pricing and a higher proportion of term license agreements compared with perpetual agreements. Both of these changes defer contract payments and revenue recognition into future periods.

Scantron's sales for the third quarter decreased by less than 1% from $25.3 million in 2000 to $25.1 million in 2001. Internal growth in the field services and survey services and sales from the new imaging operations substantially offset weaker OMR product sales in its scanning division.

Consolidated gross profit increased by 9% from $74.9 million in the third quarter of 2000 to $81.7 million in the third quarter of 2001 and increased as a percentage of sales from 41.7% in 2000 to 45.5% in 2001. The increase was the result of cost management and productivity improvement initiatives and a favorable change in sales mix. Printed Products gross profit decreased 11% in 2001 from 2000 due to lower volumes in checks and in direct marketing and also decreased as a percentage of sales to 37.4% in 2001 from 37.8% in 2000. Printed Products incurred $0.5 million of severance costs during the third quarter of 2001 related to a plant consolidation. Software & Services's gross profit, as a percent of sales, increased to 69.5% in 2001 from 53.5% in 2000 primarily due to the inclusion of only 5 weeks of Concentrex operations in 2000 compared to a full quarter of operations in 2001. Scantron's gross profit increased by 5% in 2001 from 2000 and increased as a percentage of sales to 58.7% in 2001 from 55.6% in 2000 due to lower costs resulting from a fourth quarter 2000 restructuring and recent efficiencies gained from consolidating printing operations into a single facility.

Consolidated selling, general and administrative expenses ("SG&A") increased by $7.6 million or 15% in the third quarter of 2001 from 2000. These expenses as a percentage of sales were 31.7% in 2001 compared to 27.5% in 2000. The increase was due in part to the addition of the Concentrex operations which had higher SG&A costs in relation to sales than other operations and to compensation costs of $2.4 million associated with accelerated vesting of certain restricted stock grants made in 2001 as a result of the Company's favorable stock price performance. The increase in SG&A costs was moderated by decreased expenses due to employee positions eliminated in a reorganization that occurred in the fourth quarter of 2000 and also due to lower customer service costs in Printed Products resulting from a reduction in contract payments to a service provider.

Amortization of intangibles increased to $3.7 million in the third quarter of 2001 compared to $2.4 million in 2000, primarily due to the Concentrex acquisition.

Consolidated income from operations increased to $21.0 million in the third quarter of 2001 from $14.8 million for the same period in 2000 primarily due to an $8.2 million charge for acquired in-process research and development in 2000.

Interest expense for the third quarter of 2001 was $2.0 million compared to $2.8 million in 2000 due to a decrease in debt levels and lower interest rates. The third quarter of 2001 included a $7.8 million write-down of the Company's equity investment in Netzee, Inc. ("Netzee"), resulting in total other expense of $9.9 million for the quarter.

Consolidated income before income taxes decreased $0.9 million to $11.1 million for the third quarter of 2001 compared to $12.0 million for the third quarter of 2000.

For the three month period ended September 28, 2001, the effective income tax rate was 54.3% compared to 42.5% for the six month period ended June 29, 2001. This increase was due to a valuation allowance of $1.3 million for a portion of the capital loss tax benefit related to the write-down of the investment in Netzee. The effective rate of 61.8% for the comparable three month period in 2000, included the impact of a non-deductible charge for acquired in-process research and development resulting from the acquisition of Concentrex and the impact of research and development tax credits.

The Company's net income for the third quarter of 2001 was $5.1 million compared to $4.6 million for 2000. Basic and diluted earnings per share were $0.17 for the third quarter of 2001 compared to basic and diluted earnings per share of $0.16 for the same period in 2000. Included in the third quarter of 2001 were charges for the write-down of the investment in Netzee, costs associated with accelerated vesting of stock-based compensation and severance costs related to a plant consolidation. Adjusting for these items, diluted earnings for the third quarter of 2001 were $0.42 per share. Third quarter 2000 earnings were adversely impacted by the Concentrex acquisition due to in-process research and development costs and positively impacted by research and development tax credits resulting in diluted earnings per share of $0.41 adjusted for these items.

RESULTS OF OPERATIONS YEAR TO DATE 2001 VERSUS 2000

Consolidated net sales were $558.1 million for the nine months ended September 28, 2001 compared to $528.2 million for the nine months ended September 29, 2000.

Printed Products sales totaled $398.0 million and $430.2 million for the first nine months of 2001 and 2000, respectively. Lower volumes in traditional check printing operations, which decreased 12% in 2001 from 2000, accounted for a majority of the decrease in Printed Product sales. The volume decline was primarily attributable to loss of market share and to fewer checks sold to a direct check marketer. A gain in share in the small bank market was more than offset by a decline in the large bank market. Sales in direct marketing also decreased due to the general economic slowdown which resulted in lower credit card promotions and fewer openings of brokerage accounts.

Software & Services sales for the first nine months increased from $27.7 million in 2000 to $89.5 million in 2001 primarily due to the acquisition of Concentrex.

Scantron's sales for the first nine months increased from $70.7 million in 2000 to $71.5 million in 2001. The increase was primarily due to internal growth in field services and its imaging operations, a new business unit acquired earlier in the year.

Consolidated gross profit increased by 19% from $211.4 million to $250.9 million in the first nine months of 2000 and 2001, respectively, and increased as a percentage of sales from 40.0% in 2000 to 44.9% in 2001. The gross profit increase was a result of cost management, productivity improvement initiatives and a favorable change in sales mix , a result of the Concentrex acquisition in August 2000. Printed Products gross profit decreased 5% in 2001 from 2000 due to lower volumes in direct marketing and in checks but improved as a percentage of sales to 38.0% in 2001 from 37.2% in 2000. The higher Printed Products margins were due primarily to operating efficiencies gained in part from plant consolidations and improvements in productivity due to the implementation of new digital technology. Software & Services's gross profit, as a percent of sales, increased to 67.0% in 2001 from 53.1% in 2000 due to the Concentrex acquisition. Scantron's gross profit increased by 8% from 2000 and increased as a percentage of sales to 55.3% in 2001 from 52.0% in 2000 due to improved margins from field services and survey services.

Consolidated SG&A increased by $34.8 million or 25% in the first nine months of 2001 from the same period in 2000. These expenses as a percentage of sales were 31.6% in 2001 compared to 26.8% in 2000. The increase was due primarily to the addition of the Concentrex operations which had higher SG&A costs in relation to sales than other operations. The increase was moderated by decreased expenses due to employee positions eliminated in a reorganization that occurred in the fourth quarter of 2000 and also due to lower customer service costs in Printed Products resulting from a reduction in contract payments to a service provider.

Amortization of intangibles increased to $10.7 million in the first nine months of 2001 compared to $5.5 million in 2000, primarily due to the Concentrex acquisition.

Consolidated income from operations increased $7.7 million to $63.9 million for the first nine months of 2001 from $56.2 million for the same period in 2000 primarily due to an $8.2 million charge for acquired in-process research and development in 2000.

Interest expense increased $1.6 million from 2000 due to an increase in debt level resulting from the Concentrex acquisition. Other - net decreased from income of $1.4 million in 2000 to expense of $53,000 in 2001 primarily due to reduced interest income in 2001 and nonrecurring miscellaneous income received in 2000. The nine month period in 2001 also included a $7.8 million write-down of the Company's equity investment in Netzee.

Consolidated income before income taxes decreased $3.2 million to $48.0 million for the first nine months of 2001 compared to $51.2 million for the same period in 2000.

The Company's consolidated effective income tax rate was 45.2% and 44.4% for the nine month periods ended September 28, 2001 and September 29, 2000, respectively. The effective income tax rate for 2001 included a $1.3 million valuation allowance for a portion of the capital loss tax benefit related to the write-down of the investment in Netzee. For 2000, the effective income tax rate included the negative impact of nondeductible acquired in-process research and development costs that totaled $8.2 million and was positively impacted by $0.9 million of research and development tax credits.

The Company's net income for the first nine months of 2001 was $26.3 million compared to $28.5 million for 2000. Basic and diluted earnings per share were $0.90 and $0.88, respectively, for the first nine months of 2001 compared to basic and diluted earnings per share of $1.00 and $0.99, respectively, for the same period in 2000.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities for the first nine months of 2001 were $118.5 million compared to $69.4 million for the first nine months of 2000. The increase in cash provided by operations was due primarily to changes in working capital and net income adjusted for depreciation and amortization. The working capital changes were primarily due to reductions in accounts receivable. The accounts receivable change was due in part to annual maintenance contracts billed in late 2000 and collected in early 2001 and also to collection activities. Working capital changes during the first nine months of 2000 were impacted by payment of liabilities assumed in acquisitions. The primary uses of funds in the first nine months of 2001 were for the payment of long-term debt, capital expenditures, refundable customer contract payments, purchases of the Company's stock and dividend payments to shareholders.

In September 2001, restrictions were removed on 133,800 shares of the Company's common stock that had been granted in 2001 to certain officers of the Company under its stock compensation plans. The accelerated vesting of these stock grants was a result of the Company's favorable stock price performance during the third quarter pursuant to the terms of the stock grant agreements. Accordingly, the Company recorded $2.1 million of non-cash stock-based compensation expense related to the accelerated vesting of these stock grants.

In March 2000, the Company's Board of Directors extended a program authorizing the repurchase of the Company's outstanding common stock of up to 3.1 million shares with an authorization for an additional 2.9 million shares for a total of up to 6 million shares. Shares repurchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. In March 2001, the Company completed its original authorization by purchasing 60,000 shares of common stock. The total cost of the 3.1 million shares repurchased was $57.5 million. During the third quarter of 2001, the Company purchased 288,400 shares of its common stock under the additional authorization at a cost of approximately $6.0 million. To date, 301,100 shares have been repurchased under that extension for a cost of $6.2 million.

Purchases of property, plant and equipment totaled $34.2 million in the first nine months of 2001, compared to $28.7 million in 2000. The increase in capital expenditures was primarily related to digital printing equipment purchases. The Company is currently projecting approximately $45 million of capital expenditures for 2001.

As of September 28, 2001, the Company's accumulated other comprehensive income totaled $0.5 million and consisted of a net loss of $1.5 million on fair value changes in cash flow hedging instruments and unrealized gains on investments and foreign currency translations. In September 2001, the Company's investment in Netzee was written down to its market value of $0.4 million due to an other than temporary decline in the value of Netzee stock.

The Company maintains a $325 million revolving credit facility with a syndicate of banks. The Credit Facility matures in 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. As of September 28, 2001, direct borrowings totaled $126.0 million under the facility. There were $4.4 million in outstanding letters of credit which were issued under the credit facility leaving $194.6 million available for borrowings at September 28, 2001.

In November 2000, in conjunction with the sale of certain assets to Netzee, the Company extended a guaranty to a financial institution, on behalf of Netzee, of Automated Clearing House exposures up to an amount not to exceed $15 million. In March 2001, the guaranty was terminated with no liability to the Company.

On September 28, 2001, the Company had $23.8 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under the credit facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to capital markets to pursue additional acquisition opportunities.

CONCENTREX ACQUISITION

On August 23, 2000, the Company completed its cash tender offer for the outstanding common stock of Concentrex. The acquired operations provided technology-powered solutions to deliver financial services, including a broad range of traditional software and services to over 5,000 financial institutions of all types and sizes in the United States.

Consideration totaled $146.9 million of which approximately $100 million was funded from a credit facility obtained by the Company (see Note 6).

As part of the acquisition, the Company acquired in-process research and development costs of $8.2 million, which were expensed at acquisition, and represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility.

A portion of the acquisition cost was allocated to the net realizable value of certain assets of the acquired operation's online banking and electronic payments business which the Company identified as a business held for sale. In November 2000, these assets, which totaled $8.2 million, were sold to Netzee in exchange for Netzee common stock. The Company also extended a $5.0 million line of credit to Netzee of which $3.1 million and $5.0 million were outstanding at September 28, 2001 and December 31, 2000, respectively.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Concentrex have been included in the Company's consolidated financial statements from the date of acquisition.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statements No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133, as amended, requires all derivative instruments to be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted FAS 133, as amended, on January 1, 2001. Adoption of these pronouncements has not had a material effect on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. For the nine month period ended September 28, 2001, amortization of goodwill totaled $8.6 million most of which is non-deductible for tax purposes. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

OUTLOOK

The Company believes that its financial position continues to be strong. Although it expects to be adversely impacted in the near term by the economic downturn, the Company anticipates the Software & Services segment's profitability will continue to improve during the last quarter of 2001, but not at the rate expected earlier in the year.

The Company is projecting a decrease in the Printed Products segment's 2001 profits. The effects of lower market share in the larger bank markets of its traditional checks business and current economic conditions are expected to continue to have a negative effect on sales. Some of the Company's customers have been directly affected by the terrorist attack which will affect certain of the Company's business units, in particular direct marketing and investment services which was already being negatively impacted by the general economic decline.

The Company is projecting the Scantron segment will increase sales and profits in 2001 through new products and services, acquisitions and productivity gains.

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

Several factors outside the Company's control could negatively impact check sales. These include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems. Check sales could also be adversely affected by continued consolidation of financial institutions and competitive check pricing, among other factors. There can be no assurances that the Company will not lose significant customers or that any such loss could be offset by the addition of new customers. Also, there can be no assurance that the Company will experience similar or higher sales compared to prior years, or that any targets or projections made relating to check sales will be achieved.

While the Company believes substantial growth opportunities exist in the Software & Services segment, there can be no assurances that the Company will achieve its sales or earnings growth targets. The Company believes the software business represents a turnaround and therefore has many inherent risk factors, including but not limited to the retention of employee talent and the retention of customers. In addition there are many variables and risks associated with the integration and rationalization of the Concentrex acquisition with Harland's existing software business. Also, variables exist in the development of new software products, including the timing and costs of the development effort, product performance, functionality, product acceptance and competition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All financial instruments held by the Company are held for purposes other than trading and are exposed to primarily two types of market risks: interest rate and equity price.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. At September 28, 2001, the Company had outstanding variable rate debt of $126.0 million. In order to manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements, which allows it to raise funds at floating rates and effectively swap them into fixed rates. At September 28, 2001 there was $107.0 million outstanding notional amount of interest rate swaps. Since 85% of its variable rate debt was swapped to fixed rates, the Company believes that its interest rate risk at September 28, 2001 was minimal. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes.

The difference between the fair value of the swaps, which represent what the Company would have to pay to terminate the swaps, and the book value of the swaps reflected a net loss of $1.5 million at September 28, 2001. In accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for the Company on January 1, 2001, the fair value of the swaps was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive income, a component of shareholders' equity.

Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. and Netzee. The change in market value has been accounted for as a component of other comprehensive income. In September 2001, the Company's management determined that the decline in Netzee's market value was other than temporary. The investment was written down to its market value resulting in a recognized loss of $7.8 million. The following presents the value at risk for the Company's investment in Bottomline and Netzee reflecting the high and low closing market prices for the nine months ended September 28, 2001 (in thousands):


                                  Carrying
                                   Value(b)     High(a)       Low(a)
-------------------------------------------------------------------------
Investment in:
  Bottomline                      $2,510        $14,427       $1,465
  Netzee                             440          7,838          275

(a)        Based on quoted market prices for these or similar items.
(b)        Based on market value as of September 28, 2001.


PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None


(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the quarterly period ended September 28, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY
                                                  (Registrant)


            11/09/2001                    /s/ J. Michael Riley
Date:  _________________               By:_____________________________
                                          J. Michael Riley
                                          Vice President and Controller
                                         (Principal Accounting Officer)