Form 10-K
period 2001-12-31
HARLAND JOHN H CO
filed 2002-03-26
CIK 45599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-K
(Mark One)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the fiscal year ended December 31, 2001 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.| |

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on March 20, 2002 was $785,423,055.

The number of shares of the Registrant's Common Stock outstanding on March 20, 2002, was 29,188,438.

A portion of the Registrant's Proxy Statement dated March 20, 2002, is incorporated by reference in Part III hereof.

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

PART I
ITEM 1.  BUSINESS

General

         John H. Harland Company (the "Company") is a Georgia corporation incorporated in 1923. The Company is a leading provider of printed products and software sold to financial institutions, including banks, credit unions, brokerage houses and financial software companies. The Company's subsidiary, Scantron Corporation ("Scantron") is a leading provider of data collection and assessment products and services sold primarily to the educational, financial institution and commercial markets.

         The Company serves its major markets through three primary business segments: Printed Products, Software and Services and Scantron. Each of these three segments is described below. Reference is made to Note 12 of the Notes to Consolidated Financial Statements on page F31 of this Annual Report on Form 10-K with respect to information concerning the Company's business segments.

Recent Developments

         The Company completed three acquisitions in 2001, each of which the Company believes strengthens its position in key market segments. The three acquisitions were:

         ImTran, Inc. acquired in March, 2001. ImTran was a data collection and document imaging firm. The acquired operation is now part of the Company's Scantron segment.

         Scanning Systems, acquired in October, 2001. Scanning Systems was a provider of optical mark reading hardware and scannable forms primarily for the educational market. The acquired assets are now part of the Company's Scantron segment.

         DocuPrint, Inc., acquired in October, 2001. DocuPrint was a manufacturer of internal bank forms. The acquired assets are part of the Company's Printed Products Segment.

         Recent developments also include the appointment of Darryl W. Jackson as president and chief operating officer of the Company. Mr. Jackson joined the Company in September 2001 and now directs operations for the Company's three business segments.

         The Company's three business segments introduced a number of new products and services in 2001. The Company believes these new products and services help strengthen its relationships with its customers and its position in the marketplace. These new products are described below.

Printed Products

         The Printed Products segment ("Printed Products") includes the Company's checks operations, as well as its direct marketing business and computer checks and forms business. Segment sales of $527.3 million accounted for 71% of the Company's total sales for the year.

         Printed Products' traditional products are checks and forms, including personal and business checks and computer checks, as well as internal bank forms. Printed Products also produces a variety of financial documents in conjunction with personal or small business financial software packages.

         Printed Products has two primary competitors in the sale of checks to financial institutions. They are national financial printers that specialize in check printing. The Company believes that Printed Products is the second-largest producer of checks and related forms for financial institutions in the United States. One of Printed Products' competitors has substantially greater sales and financial resources than the Company.

         Printed Products markets its products and services primarily in the United States, although there is different market penetration in the Caribbean and Mexico. Printed Products has two distinct sales forces. One sales force focuses on the financial institution market, including community, regional and national banks, credit unions and brokerage houses. The second sales force concentrates on financial software companies and office supply superstores.

         Printed Products maintains 15 production facilities in the United States, which consist of nine imprint plants, two computer checks facilities, one facility dedicated to direct marketing and brokerage production and three forms and specialty production facilities. Printed Products also has an imprint facility in Puerto Rico. The Company has a 51% ownership in a check-printing company in Mexico, which has one production facility. One imprint facility and one computer check facility are being consolidated into a single facility. One specialty plant is also being consolidated.

         In 2000, the Company began converting its imprint facilities from offset printing to digital printing technology, which the Company believes is a more efficient technology. By the end of 2001, five imprint facilities had been converted to digital, and the remaining four plants will be converted by mid-year 2002. The conversion of all nine facilities will cost approximately $40 million when it is completed.

         The Company has brought customer service for its personal checks business back in house, a program that began in 2000. Customer service for this part of the Company's business had been outsourced in 1996.

         Principal raw materials used by Printed Products include safety paper, form paper and MICR bond paper. Printed Products purchases other material, such as vinyl, inks, checkboards, packaging material and miscellaneous supplies, from a number of suppliers. The Company believes that adequate raw materials will be available to support Printed Products operations.

         The Company believes that the loss of any one customer in the Printed Products segment would not have a materially adverse effect on the Company's consolidated operations.

Software and Services

         Software and Services includes Harland Financial Solutions and Harland Analytical Services. These two parts of the Company's business provide financial institutions with a variety of products and services that are designed to help them strengthen profitable relationships with their customers. These products and services include lending and mortgage origination and closing applications, database marketing software, host processing applications and business intelligence solutions.

         Harland Financial Solutions, Inc., a subsidiary of the Company, is composed of Delivery Systems, Financial Intelligence, Host Processing and Mortgage Services.

         Delivery Systems sells loan and deposit origination and compliance software to the financial institution market. Delivery Systems sells what the Company believes is the most complete product suite in the industry, including solutions for lending, account opening, sales management and loan underwriting. Competition within this market varies by financial institution size, but the Company believes Delivery Systems is the market leader.

         Financial Intelligence helps financial institutions increase the profitability of customer relationships through customer relationship management ("CRM") software, marketing customer information file ("MCIF") software and branch automation software.

         Financial Intelligence's CRM software, Touche(TM), is an enterprise-wide system that allows financial institutions to manage every aspect of the customer relationship. Touche was launched in mid-2001, and the Company believes it is one of the most complete CRM solutions designed specifically for financial institutions.

         Financial Intelligence's MCIF software allows financial institutions to analyze the profitability of customer relationships at both the account and household level. It can also enable financial institutions to import data, such as demographic and geographic information, that help identify products customers are most likely to purchase. Financial institutions use this information to implement targeted marketing campaigns.

         Financial Intelligence's branch automation solution, Encore!, provides comprehensive sales, service and contact management capabilities for the branch office or telephone banking center. Encore! operates in traditional client/server as well as thin client web-based environments.

         Host Processing sells host processing application software for credit unions. Its products centralize member information and offer real-time processing of transactions from every delivery channel. It markets these products under the ULTRADATA(R) name.

         Mortgage Services develops, markets and provides maintenance services for mortgage software. Like Delivery Systems, Mortgage Services is largely a compliance business.

         Software and Services also includes Harland Analytical Services, which was formed in September 2000. Harland Analytical Services sells behavioral models to financial institutions, enabling them to, among other things, identify their customers most at risk for switching financial institutions, as well as identifying a consumer's propensity to purchase a financial product and the financial product a consumer is most likely to purchase next.

         The Company believes that the loss of any one customer in the Software and Services segment would not have a materially adverse effect on the Company's consolidated operations.

Scantron

         Scantron Corporation ("Scantron") was founded in 1972 and acquired by the Company in 1988. Scantron is a leading provider of data collection, testing and assessment, and field maintenance services. Its products and services include scannable forms, scanning equipment, imaging software and survey services.

         Scantron has a solid leadership position in the in-classroom education market, where more than 90% of all high schools and 80% of all colleges and universities use a Scantron product. In addition to the traditional Scantron system, which consists of a scanner, forms and software, Scantron has introduced new products for the education market. One of these products is Classroom Wizard(TM), which the Company believes is the first real-time testing solution for the in-classroom education market. Students take tests using handheld devices that provide instantaneous feedback to both the student and teacher.

         With the addition of document imaging through the ImTran acquisition, Scantron now provides a total solution for customers' forms-based transactions, including printing, distributing, processing and electronic archiving.

         Scantron's markets are diverse and competitive. In addition to the education market, Scantron markets its products to the commercial and financial institution markets. The Company believes Scantron is the second-largest provider of data collection systems to commercial and educational markets in the United States.

         Scantron's field services operation provides maintenance services for scanners, printers and network systems. It competes with various organizations that provide installation and maintenance services, including technology manufacturers, and other national and local field service and maintenance companies.

         Scantron markets its products and services primarily through inside and outside sales and services representatives in the United States and Canada. Scantron's products are also marketed internationally through distributors.

         Scantron purchases a majority of its paper from one supplier. It purchases scanner components from equipment manufacturers and supply firms. The Company believes Scantron can continue to obtain such materials or suitable substitutes in acceptable quantities and at acceptable prices to continue all operations.

         There is a seasonal nature to Scantron's business in the educational market, but it does not significantly affect the Company's consolidated results.

         The Company believes that the loss of any one Scantron customer would not have a materially adverse effect on the Company's consolidated operations.

Patents and Trademarks

         The Company has patents on several products and processes and trademarks on several of its products and services. While the Company believes these patents and trademarks to be of value, it does not consider any of them to be critical to its operations.

Employees

         As of December 31, 2001, the Company and its subsidiaries employed approximately 5,200 people.

ITEM 2.  PROPERTIES

         As of December 31, 2001, the Company and its subsidiaries owned and leased facilities throughout the United States and in Puerto Rico and Mexico. The Printed Products facilities consist of nine imprint plants, two computer checks facilities, one facility dedicated to direct marketing and brokerage production and three forms and specialty production facilities. The Company also leases a production facility in Puerto Rico. The Company has a 51% ownership in a check printing company in Mexico, which has one production facility.

         The Software and Services segment leases office space for sales and service activities in ten states.

         The Scantron subsidiary conducts its business in two facilities located in California and Nebraska and leases small amounts of space for its field services activities in various states.

         The Company owns nine of the Printed Product facilities and one of the Scantron facilities and leases the remainder of its properties. These leases have expiration dates ranging from 2002 to 2012. The Company also owns three buildings located in Atlanta, Georgia which houses its Printed Products support and administrative services and also its corporate offices.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to all executive officers of the Company.

       Name                Age                  Office Held
Timothy C. Tuff            54      Chairman and Chief Executive Officer
Darryl W. Jackson          48      President and Chief Operating Officer
Charles B. Carden          57      Vice President and Chief Financial  Officer
S. David Passman III       49      President, Printed Products
John C. Walters            61      Vice President, Secretary and General
                                     Counsel

         Mr. Tuff joined the Company as President and Chief Executive Officer in 1998. For the prior five years, he served as President and Chief Executive Officer of Boral Industries, Inc., managing the North American and European operations of Australian-based Boral, Ltd., a world leader in building and construction materials.

         Mr. Jackson joined the Company in September 2001. He previously served as a Partner with Deloitte Consulting since 1998, prior to which he was a Partner with Andersen Consulting for three years. Prior to 1995 he served as Executive Vice President and Chief Operating Officer of M.S. Carriers, a leading transportation company, for three years. He was previously employed by Milliken and Company, a leading textile company, for eight years, last serving as General Manager and Quality Director.

         Mr. Carden joined the Company in 1999. He previously served as Executive Vice President and Chief Financial Officer of Mariner Post-Acute Network, a health care provider, since 1996.

         Messrs. Passman and Walters have been employed by the Company for more than five years.

         Mr. Tuff also serves on the Board of Directors. Officers are elected annually and serve at the pleasure of the Board.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         See the information with respect to the market for and number of holders of the Company's common stock, quarterly market information and dividend information which is set forth on page F35. The Company has an established policy of making quarterly dividend payments to shareholders. The Company expects to pay future cash dividends depending upon the Company's pattern of growth, profitability, financial condition and other factors which the Board of Directors may deem appropriate.

ITEM 6.  SELECTED FINANCIAL DATA

         See the information with respect to selected financial data on page
F35.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

         See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F2 through F11 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See the information with respect to Quantitative And Qualitative Disclosures About Market Risk on pages F9 and F10 under the captions Market Risk, Interest Rate Risk and Equity Price Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the information with respect to Financial Statements and Supplementary Data on pages F12 through F35.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding Directors required herein is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders dated March 20, 2002 (the "Proxy Statement").

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
                  FORM 8-K
                                                                  Page in
                                                                   this
                                                                  Annual
                                                                  Report
                                                                  on Form
                                                                   10-K
                                                                 -------
(a)1. Financial Statements:

Consolidated Balance Sheets                                          F12
Consolidated Statements of Income                                    F14
Consolidated Statements of Cash Flows                                F15
Consolidated Statements of Shareholders' Equity                      F16
Notes to Consolidated Financial Statements                           F17
Independent Auditors' Report                                         F33
Management's Responsibility for Financial Statements                 F34
Supplemental Financial Information (unaudited)                       F35


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

3.1 * Amended and Restated Articles of Incorporation (Exhibit B to Registrant's Proxy Statement dated March 12,1999).
3.2 * Bylaws, as amended through February 1, 1999 (Exhibit 3.2 to Registrant's Annual Report on Form 10-K ("1998 10-K") for the year ended December 31, 1998).
4.1 * Revolving Credit Agreement, dated as of August 23, 2000, among Registrant and the Lenders named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 23, 2000).
4.2 * First Amendment dated October 19, 2000 to the Revolving Credit Agreement (Exhibit 4.2 to the 2000 10-K).
4.3 * Second Amendment dated February 28, 2001 to the Revolving Credit Agreement (Exhibit 4.3 to the 2000 10-K).
4.4      Third Amendment dated February 25, 2002 to the Revolving Credit
         Agreement.
4.5 * Rights Agreement, dated as of December 17, 1998, between Registrant and First Chicago Trust Company of New York (Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 1, 1999).
4.6 See Articles IV, V and VII of Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of Registrant's Bylaws, filed as Exhibit 3.2.
10.1 * Form of Noncompete and Termination Agreement between Registrant and Charles B. Carden, S. David Passman III and John C. Walters (Exhibit
         10.6 to the 1995 10-K).
10.2 Employment Agreement, dated September 24, 2001, between Registrant and Darryl W. Jackson.
10.3 Noncompete and Termination Agreement, dated as of January 1, 2002, between Registrant and Timothy C. Tuff.
10.4 * Restricted Stock Agreement, dated October 6, 1998, between Registrant and Mr. Tuff (Exhibit 10.8 to the 1998 10-K).
10.5 * Form of Restricted Stock Agreement between Registrant and Messrs. Carden, Jackson, Passman, Tuff and Walters (Exhibit 10.4 to the 2000 10-K).

10.6 Form of Restricted Stock Agreement in connection with the Voluntary Option Exchange Program between Registrant and Messrs. Carden, Passman, Tuff and Walters.
10.7 Supplemental Retirement Agreement, dated as of January 1, 2002, between Registrant and Mr. Tuff.
10.8  *  John H. Harland Company 1999 Stock Option Plan, as amended
         (Exhibit 99.1 to Registrant's Registration Statement on Form S-8, File No. 333-94727).
10.9 * John H. Harland Company 2000 Stock Option Plan, as amended (Exhibit 99-1 to Registrant's Registration Statement on Form S-8, File No. 333-70386).
10.10 * John H. Harland Company 2002 Stock Option Plan (Exhibit A to the Registrant's Proxy Statement dated March 20, 2002).
10.11 * John H. Harland Company Employee Stock Purchase Plan, as amended (Exhibit 10.8 to the 2000 10-K).
10.12    John H. Harland Company Deferred Compensation Plan for
         Outside Directors, as amended.
21       Subsidiaries of the Registrant.
23       Independent Auditors' Consent.

(b)      Reports on Form 8-K.

         None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN H. HARLAND COMPANY

/s/ Charles B. Carden      3/21/2002        /s/ J. Michael Riley       3/21/2002

------------------------   ---------        ------------------------   ---------
Charles B. Carden          Date             J. Michael Riley           Date
Vice President and                          Vice President and
Chief Financial Officer                     Controller
(Principal Financial Officer)               (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Timothy C. Tuff        3/21/2002        /s/ William S. Antle III   3/21/2002
------------------------   ---------        ------------------------   ---------
Timothy C. Tuff            Date             William S. Antle III       Date
Chairman and                                Director
Chief Executive Officer
(Principal Executive Officer)


/s/ John D. Johns          3/21/2002        /s/ Richard K. Lochridge   3/21/2002
------------------------   ---------        ------------------------   ---------
John D. Johns              Date             Richard K. Lochridge       Date
Director                                    Director


/s/ John J. McMahon Jr.    3/21/2002        /s/ G. Harold Northrop     3/21/2002
-----------------------    ---------        ------------------------   ---------
John J. McMahon Jr.        Date             G. Harold Northrop         Date
Director                                    Director


/s/ Larry L. Prince        3/21/2002        /s/ Eileen M. Rudden       3/21/2002
-----------------------    ---------        ------------------------   ---------
Larry L. Prince            Date             Eileen M. Rudden           Date
Director                                    Director


/s/ Jesse J. Spikes        3/21/2002
-----------------------    ---------
Jesse J. Spikes            Date
Director

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES

                       Index to Information For Inclusion
                        in the Annual Report on Form 10-K
                      for the year ended December 31, 2001



Management's Discussion and Analysis of
   Results of Operations and Financial Condition                        F2

Consolidated Financial Statements
   and Notes to Consolidated Financial Statements                      F12

Independent Auditors' Report                                           F33

Management's Responsibility For Financial Statements                   F34

Supplemental Financial Information (Unaudited)                         F35

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

         The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions and field maintenance services. Scantron sells these products and services to the commercial, financial institution and education markets.

Results of Operations
2001 versus 2000

         Consolidated net sales for the year ended December 31, 2001 were $743.2 million compared to $720.7 million for the year ended December 31, 2000, an increase of 3.1%. Printed Products sales were $527.3 million in 2001 compared to $567.5 million in 2000, a decrease of 7.1%. The largest decrease in Printed Products occurred in traditional check printing operations where an 11.2% volume decrease primarily reflected a decline in orders received from a direct check marketer and the loss of market share. A gain in share in the community bank market was more than offset by a decline in the large bank market. The impact of these two factors was moderated by an improvement of 3.7% in average price per unit. Sales in direct marketing also decreased due to the general economic slowdown which resulted in lower credit card promotions and fewer openings of brokerage accounts.

         Software sales increased 100.7% from $60.5 million in 2000 to $121.3 million in 2001 primarily due to the acquisition of Concentrex Incorporated ("Concentrex")(see Note 2). Comparing the September through December periods of 2000 and 2001, where the results are comparable relative to the acquisition of Concentrex, Software sales decreased 3.2% in 2001 compared to the 2000 period. This decrease was due to the Company's decision to exit from unprofitable product lines, an increase in usage-based contracts and a higher proportion of term license agreements compared with perpetual agreements. The usage-based contracts and term license agreements defer contract payments and revenue recognition into future periods which should mitigate revenue volatility in the future as those deferred revenues are recognized on a more stable, predictable basis.

         Scantron's sales were $95.9 million in 2001 compared to $93.4 million in 2000, an increase of 2.7%. The increase in Scantron's sales was primarily due to acquisitions and internal growth in Scantron's field services and survey solutions divisions. In 2001, Scantron's scanning division sales were relatively flat compared to 2000 with increased sales in forms products and additional sales related to its acquisition of Scanning Systems (see Note 2) being offset by a decrease in optical mark reading equipment sales, a result of a shift to greater use of on-line technologies.

         Consolidated gross profit increased by 14.2% from $294.1 million in 2000 to $335.9 million in 2001 and increased as a percentage of sales from 40.8% in 2000 to 45.2% in 2001. The increase in consolidated gross profit was the result of cost management and productivity improvement initiatives and a favorable change in sales mix. Printed Products gross profit decreased 4.9% in 2001 from 2000 due to lower volumes in checks and in direct marketing. However, Printed Products gross profit as a percentage of sales increased from 37.1% in 2000 to 38.0% in 2001, a result of the combination of the increase in average price per unit, process improvements and new technology. Software's gross profit, as a percent of sales, increased to 67.8% in 2001 from 58.0% in 2000

                                      -F2-
primarily due to a full year's effect of the Concentrex acquisition. Scantron's gross profit increased by 9.8% over 2000 and increased as a percentage of sales to 55.3% in 2001 from 51.7% in 2000 due to lower costs resulting from restructuring in 2000 and efficiencies gained from consolidating printing operations into a single facility in 2001.

         Consolidated selling, general and administrative expenses ("SG&A") totaled $233.3 million in 2001 compared to $201.7 million in 2000, an increase of 15.7%. As a percentage of sales, SG&A increased from 28.0% in 2000 to 31.4% in 2001. The increase was primarily due to the addition of Concentrex operations which had higher SG&A costs in relation to sales than the Company's other operations. Compensation costs of $3.0 million associated with accelerated vesting of certain restricted stock grants made in 2001 as a result of the Company's favorable stock price performance also contributed to the increase (see Note 7). The increase in SG&A costs was moderated by decreased expenses due to employee positions eliminated in a reorganization that occurred in 2000 and also due to lower customer service costs in Printed Products resulting from a reduction in contract payments to a service provider.

         During the fourth quarter of 2000, the Company recorded a restructuring charge of $14.5 million (see Note 3) which was primarily for impairment of intangible assets and severance-related expenses. The impairment of intangibles was a result of the Company's examination during the fourth quarter of the long-term viability of product offerings in two of its software operations. Subsequent to the acquisition of Concentrex in August 2000, the Company decided to discontinue certain DOS-based products and migrate current customers to similar Concentrex product offerings or to a web-based product currently in development. As a result of this decision, the remaining intangibles associated with these products were written off. Due to lower than anticipated sales of a new version of an existing product, the Company revised the long-term prospects of another of its software operations. The revision of expectations required an adjustment of the carrying value of the operation's long-term assets to the calculated value based on discounted projected cash flows. The impairment charges for these two actions had a total pre-tax impact of $9.4 million, or $7.9 million after tax. The severance costs resulted primarily from a reorganization of the Company into three distinct segments. In connection with the reorganization during the fourth quarter of 2000, the Company eliminated 145 positions, which resulted in a pre-tax charge of $4.3 million, or $2.6 million after tax.

         Amortization of intangibles in 2001 increased by $4.7 million from 2000 primarily due to the Concentrex acquisition in August 2000.

         Other Income (Expense) increased from an expense of $6.2 million in 2000 to $17.7 million in 2001. The increase was primarily due to the combination of a $7.8 million write-down in 2001 of the Company's equity investment in Netzee, Inc. ("Netzee") and a $2.9 million gain on the sale of a Company investment in 2000. The increase was partially offset by a decrease in interest expense due to decreases in debt levels and interest rates.

         The Company's effective income tax rate was 45.0% in 2001 and 47.1% in 2000. The effective rate in 2001 included the impact of a change in the valuation allowance associated with a portion of the tax benefit related to the Netzee capital loss. The effective rate in 2000 reflected the impact of non-deductible costs including acquired in-process research and development and impairment of intangibles that were in restructuring costs. See Note 5 to the Consolidated Financial Statements for factors affecting the tax rate in each year.

                                      -F3-

         Net income for 2001 was $39.0 million compared to $28.7 million for 2000. Basic and diluted earnings per share for 2001 were $1.34 and $1.31, respectively, compared to basic and diluted earnings per share of $1.01 and $1.00 in 2000. Included in 2001 were charges for the write-down of the investment in Netzee, costs associated with accelerated vesting of stock-based compensation and severance costs related to a plant consolidation which reduced diluted earnings by $0.27 per share. Included in 2000 were charges for restructuring and acquired in-process research and development costs, which reduced diluted earnings by $0.66 per share. These were offset partially by a gain on the sale of an investment, which increased earnings per share by $0.10. The acquisition of Concentrex had a dilutive impact on 2000 earnings of $0.10 per share.

Results of Operations
2000 versus 1999

         Consolidated net sales for the year ended December 31, 2000 were $720.7 million compared to $702.5 million for the year ended December 31, 1999, an increase of 2.6%. Printed Products sales were $567.5 million in 2000 compared to $577.7 million in 1999, a decrease of 1.8%. The largest decrease in Printed Products occurred in traditional check printing operations where a 6.0% volume decrease was due to a decline in orders received from a direct check marketer and the loss of certain large customers resulting from continued consolidation in the financial institution industry. The average price per unit in traditional check printing operations grew by 2.7% and partially offset the impact of lower volumes. Direct marketing volume and sales also declined in 2000.

         Software sales increased 120.0% from $27.5 million in 1999 to $60.5 million in 2000 primarily due to the acquisition of Concentrex (see Note 2). Sales from the acquired operations totaled $36.8 million for the period from August 23, 2000 (date of acquisition) to December 31, 2000. Sales in previously existing Software operations were down compared to 1999 due to a delay in the delivery of a new loan and deposit origination product and slower than anticipated sales of database marketing software products.

         Scantron's sales were $93.4 million in 2000 compared to $97.6 million in 1999, a decrease of 4.3%. The decrease in sales was primarily due to the divestiture of Scantron Quality Computers ("SQC") in December 1999. Adjusted for the divestiture of SQC, Scantron sales increased 2.2% with the increases occurring in its scanning and survey divisions. Scantron's field services division had a slight decrease in sales compared to 1999.

         Consolidated gross profit increased by 11.3% from $264.3 million in 1999 to $294.1 million in 2000 and increased as a percentage of sales from 37.6% in 1999 to 40.8% in 2000. The increase in Printed Products gross profit as a percentage of sales to 37.1% in 2000 from 35.0% in 1999 accounted for most of the consolidated gross profit increase. Printed Products gross profit improvement resulted primarily from a price increase, a favorable product pricing/mix and improvement in productivity due to the implementation of new technology and price enhancements. Software's gross profit, as a percentage of sales, increased to 58.0% in 2000 from 52.0% in 1999. Scantron's gross profit increased by 0.9% over 1999 and increased as a percentage of sales to 51.7% in 2000 from 49.0% in 1999 due to product mix and the divestiture of SQC in 1999, which had lower margins.

          SG&A totaled $201.7 million in 2000, an increase of 9.0% over 1999. As a percentage of sales, SG&A increased from 26.3% in 1999 to 28.0% in 2000. The increase was due in part to the addition of Concentrex operations which had higher SG&A costs in relation to sales than the Company's traditional operations. The impact of the Concentrex acquisition was partially offset by decreases in corporate expenditures relating to Year 2000 and other projects in 1999.

                                      -F4-

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

         The Company's effective income tax rate was 47.1% in 2000 and 37.7% in 1999. The effective rate increased due to the impact of non-deductible costs in 2000, including acquired in-process research and development, impairment of intangibles included in restructuring costs and Concentrex-related intangibles amortization. The increase between years was moderated by an increase in tax credits in 2000. See Note 5 to the Consolidated Financial Statements for factors affecting the tax rate in each year.

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

Financial Condition, Capital
Resources and Liquidity

         Cash flows provided from operations in 2001 were $133.7 million, an increase of 31.6% over $101.6 million for 2000. The increase in cash provided by operations was due primarily to increases in net income adjusted for depreciation and amortization. Financing activities used $79.2 million in 2001 compared to providing $69.8 million in 2000. The primary uses of funds in 2001 were to fund reductions of outstanding debt balances, capital expenditures, refundable contract payments, dividend payments to shareholders and purchases of treasury stock.

                                      -F5-

         Capital expenditures totaled $47.5 million in 2001 compared to $40.5 million in 2000. The increase in capital expenditures related primarily to process improvement activities in Printed Products. During 2001, the Company expended approximately $17.5 million related to digital printing costs compared to $16.3 million in 2000. In 2002, capital expenditures are forecasted to be in the $38.0 million to $42.0 million range and will include further digital technology implementation and process improvements.

         In March 2000, the Company's Board of Directors extended a program authorizing the repurchase of the Company's outstanding common stock of up to
3.1 million shares with an authorization for an additional 2.9 million shares for a total of up to 6.0 million shares. Shares repurchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. In March 2001, the Company completed the original authorization. The total cost of the 3.1 million shares repurchased was $57.5 million. As of December 31, 2001, the Company has repurchased 445,146 shares of its common stock under the additional authorization at a cost of approximately $9.1 million.

         As of December 31, 2001, the Company's accumulated other comprehensive income totaled $3.7 million and consisted of net unrealized gains on investments, net changes in fair value of cash flow hedging instruments and foreign currency translation adjustments. In September 2001, the Company's investment in Netzee was written down to its market value due to the Company's evaluation that the decline in the value of Netzee stock was other than temporary.

         The Company has a $325.0 million revolving credit facility with a syndicate of banks. The Credit Facility matures in 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. As of December 31, 2001, direct borrowings totaled $124.0 million under the facility. There were $4.4 million in outstanding letters of credit, which were issued under the credit facility, leaving $196.6 million available for borrowings at December 31, 2001.

         In November 2000, in conjunction with the sale of certain assets to Netzee, the Company extended a guaranty to a financial institution, on behalf of Netzee, of Automated Clearing House exposures up to an amount not to exceed $15.0 million. In March 2001, the guaranty was terminated with no liability to the Company.

         On December 31, 2001, the Company had $10.1 million in cash and cash equivalents and $196.6 million available for borrowing under the credit facility. The Company believes that its current cash position, funds from operations and the availability of funds under the credit facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

                                      -F6-

Contractual Obligations and Commitments

         The following table aggregates the Company's contractual obligations and commitments with definitive payment terms which will require significant cash outlays in the future. The commitment amounts are as of December 31, 2001 (in millions):


Contractual                            Payments Due by Period
Obligations       -----------------------------------------------------------
and Commitments         Total     2002      2003     2004     2005     2006+
-----------------------------------------------------------------------------
Long-term debt         $124.2   $  0.1   $   0.1   $124.0   $     -   $    -
Operating leases         87.6     14.7      11.8      9.8       9.0     42.3
Digital printing
  equipment               6.2      6.2         -        -         -        -
-----------------------------------------------------------------------------
   Total               $218.0   $ 21.0   $  11.9   $133.8   $   9.0   $ 42.3
=============================================================================

Acquisitions

         In March 2001, the Company's Scantron subsidiary acquired ImTran, Inc. ("ImTran"). ImTran was a data collection and document capture solutions firm specializing in automated data collection and document imaging. In October 2001, the Company's Printed Products segment acquired the assets of DocuPrint, Incorporated ("DocuPrint"). DocuPrint produced forms for major financial institutions. Also in October 2001, the Company's Scantron subsidiary acquired substantially all the assets of the Scanning Systems division of Associated Business Products, Inc., a subsidiary of Global DocuGraphix, Inc. for approximately $6.0 million in cash.

         The assets acquired through acquisitions in 2001 totaled $7.5 million. Of the total acquisition costs, $5.7 million was allocated to goodwill. All consideration was paid in cash that was funded with proceeds from the Company's credit facility.

         On August 23, 2000, the Company completed its cash tender offer for the outstanding common stock of Concentrex. The acquired operations provide technology-powered solutions to deliver financial services, including a broad range of traditional software and services integrated with e-commerce solutions to over 5,000 financial institutions of all types and sizes in the United States. Consideration totaled $146.9 million of which approximately $100.0 million was funded from a credit facility obtained by the Company (see Note 4).

         As part of the Concentrex acquisition, the Company acquired in-process research and development costs of $8.2 million, which were expensed at acquisition, and represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility.

         A portion of the Concentrex acquisition cost was allocated to the net realizable value of certain assets of the acquired operation's online banking and electronic payments business which the Company identified as a business held for sale. In November 2000, these assets, which totaled $8.2 million, were sold to Netzee in exchange for Netzee common stock. The Company also extended a $5.0 million line of credit to Netzee of which $3.0 million and $5.0 million were outstanding at December 31, 2001 and December 31, 2000, respectively. In September 2001, the Company determined that the decline in market value of its investment in Netzee was other than temporary and the investment was written down to its market value, resulting in a recognized loss before income taxes of $7.8 million.

                                      -F7-

         All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of each have been included in the Company's consolidated financial statements from the date of acquisition.

Outlook

         The Company believes that its financial position continues to be strong and expects a positive cash flow in all business segments in 2002. The Company projects an increase in the Printed Products segment's 2002 profits due to implementation of new technology and process improvements. Printed Products sales are expected to stabilize during the second half of 2002 compared with the recent trend of declining sales. The Company anticipates the Software and Services segment's profitability will continue to improve steadily during 2002 due to increased sales of existing products and services as well as new products and services. The Scantron segment is also projected to increase sales and profits in 2002 through internal growth in sales and a full year's impact from acquisitions. Consolidated SG&A, as a percentage of sales, is expected to increase slightly in 2002. The effect of discontinuing goodwill amortization with the implementation of a new accounting pronouncement (see the New Accounting Standards section of Note 1) will have a positive effect on the Company's net income.

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

         Various factors may affect the Company's financial performance, including, but not limited to, those factors discussed below and could cause the Company's actual results for future periods to differ from any opinions, statements or projections expressed with respect thereto. Such differences could be material and adverse. Many variables will impact the ability to achieve sales levels, improve service quality, achieve production efficiencies and reduce expenses in Printed Products. These include, but are not limited to, the implementation of new digital technology, automated ordering systems and call service centers used in the Company's manufacturing and customer service operations.

         Several factors outside the Company's control could negatively impact check revenue. These include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems. Check revenues could also be adversely affected by continued consolidation of financial institutions, competitive check pricing and the impact of governmental laws and regulations. There can be no assurances that the Company will not lose significant customers or that any such loss could be offset by the addition of new customers.

                                      -F8-

         While the Company believes substantial growth opportunities exist in the Software and Services segment, there can be no assurances that the Company will achieve its revenue or earnings growth targets. The Company believes its software business still represents a turnaround and therefore has many inherent risk factors, including but not limited to the retention of employee talent and the retention of customers. Also, variables exist in the development of new software products, including the timing and costs of the development effort, product performance, functionality, product acceptance, competition, and general changes in economic conditions or U.S. financial markets.

         Several factors outside of the Company's control could affect results in the Scantron segment. These include the rate of adoption of new electronic data collection, testing and assessment methods, which could negatively impact current forms, scanner sales and related service revenue. The Company continues to develop products and services that it believes offers state of the art electronic data collection, testing and assessment solutions. However, variables exist in the development of new testing methods and technologies, including the timing and costs of the development effort, product performance, functionality, market acceptance, adoption rates, competition and the funding of education at the federal, state and local level, all of which could have an impact on the Company's business.

Market Risk

         All financial instruments held by the Company are held for purposes other than trading and are exposed to primarily two types of market risks: interest rate and equity price.

Interest Rate Risk

         The Company is exposed to interest rate risk on its variable rate debt. At December 31, 2001, the Company had outstanding variable rate debt of $124.0 million. In order to manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. At December 31, 2001, the notional principal amount of interest rate swaps outstanding was $98.0 million. The Company believes that its interest rate risk at December 31, 2001 was minimal. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes.

         The fair value of the swaps, which represent what the Company would have to pay to terminate the swaps, reflected a loss of $2.2 million ($1.3 million net of income taxes) at December 31, 2001. The fair value of the swaps was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive income, a component of shareholders' equity. Charges and credits to other comprehensive income will net to zero over the term of interest rate swap agreements that are not terminated early.

Equity Price Risk

         The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. and Netzee. The change in market value has been accounted for as a component of other comprehensive income. In September 2001, the Company's management determined that the decline in Netzee's market value was other than temporary. The investment was written down to its market value resulting in a recognized loss of $7.8 million. The following presents the Company's investment

                                      -F9-
in Bottomline and Netzee reflecting the high and low closing market prices for the year ended December 31, 2001 (in thousands):

                                  Carrying
                                  Value(a)       High(b)        Low(b)
----------------------------------------------------------------------
Investment in:
  Bottomline                      $5,458      $14,427       $1,465
  Netzee                             924        7,838          358

(a)      Based on market value as of December 31, 2001.
(b)      Based on quoted market prices for these items.

Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for business combinations. Under SFAS 141, all business combinations are to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS 142 apply to goodwill and intangible assets recognized on the Company's financial statements on January 1, 2002 and thereafter. In 2001, amortization of goodwill totaled $11.2 million, most of which was non-deductible for tax purposes. The Company has not yet assessed the other financial statement impact of adopting SFAS 142. The Company has engaged a third party for valuations of the businesses which have associated goodwill balances and will determine whether an impairment exists by June 30, 2002.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 will be effective for the Company beginning January 1, 2002. The Company does not believe the adoption of SFAS 144 will have a material effect on the Company's financial position or results of operations.

Critical Accounting Policies

         The Company has identified certain of its accounting policies as critical to its business operations and the understanding of its results of operations. These policies include revenue recognition, impairment of long-lived assets, goodwill and other intangibles, software and other development costs and income taxes.

         The Company considers its revenue recognition policy as critical to its reported results of operations primarily in its Software and Services segment. This segment utilizes estimates of efforts to complete a project in percentage of completion calculations to recognize revenue from licensing of software with significant amounts of tailoring and/or customization. Due to uncertainties inherent in these estimates, actual results, including the amounts of revenue and expenses recognized, could differ from those estimates.

         The Company reviews investments, long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the asset. In 2001, the Company recorded a charge of $7.8 million before income taxes for a write-down of an equity investment. In 2000, the Company recorded a charge of $9.4 million for a write-down of intangible and other assets.

                                      -F10-

         The Company makes estimates and assumptions regarding future cash flows in its review of the carrying values of goodwill and other intangibles to assess recoverability. If these estimates and assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. In the first quarter of 2002, the Company will adopt SFAS 142 and will be required to analyze its goodwill for impairment by June 30, 2002 and then at least on an annual basis thereafter.

         The carrying value of the Company's net deferred tax assets assumes the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. The Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense if these estimates and assumptions change in the future.

                                      -F11-


                 JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
            (In thousands, except share and per share amounts)

                                                              December 31,
                                                            2001        2000
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                $ 10,096     $ 18,480
Accounts receivable from customers, less
  allowance for doubtful accounts of $4,819
  and $4,272                                               60,926       86,767
Inventories:
  Raw materials and semi-finished goods                    17,309       19,506
  Hardware component parts                                    765          342
  Finished goods                                            1,688          755
Deferred income taxes                                      25,621       19,217
Prepaid income taxes                                            -       15,738
Other                                                      11,179        7,211
-------------------------------------------------------------------------------
Total current assets                                      127,584      168,016
-------------------------------------------------------------------------------




INVESTMENTS AND OTHER ASSETS:
Investments                                                 7,896       16,740
Goodwill and other intangibles - net                      134,721      142,960
Deferred income taxes                                       6,604        6,614
Refundable contract payments                               27,563       25,705
Other                                                      19,899       33,301
-------------------------------------------------------------------------------
Total investments and other assets                        196,683      225,320
-------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT:
Land                                                        3,555        3,555
Buildings and improvements                                 51,054       49,098
Machinery and equipment                                   242,152      216,138
Furniture and fixtures                                     14,970       14,230
Leasehold improvements                                     11,179       10,150
Additions in progress                                      11,350       17,426
-------------------------------------------------------------------------------
Total property, plant and equipment                       334,260      310,597
Less accumulated depreciation and amortization            191,534      181,007
-------------------------------------------------------------------------------
Property, plant and equipment - net                       142,726      129,590
-------------------------------------------------------------------------------


TOTAL                                                    $466,993     $522,926
===============================================================================

                                      -F12-



                                                             December 31,
                                                           2001         2000
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                          23,880       29,509
Deferred revenues                                         31,240       47,622
Accrued liabilities:
  Salaries, wages and employee benefits                   27,077       28,395
  Restructuring costs                                        102        3,296
  Taxes                                                   16,729        8,013
  Other                                                   17,128       23,612
-------------------------------------------------------------------------------
Total current liabilities                                116,156      140,447
-------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term debt                                           124,118      191,617
Other                                                     24,695       19,497
-------------------------------------------------------------------------------
Total long-term liabilities                              148,813      211,114
-------------------------------------------------------------------------------

Total liabilities                                        264,969      351,561
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (see Note 11)

SHAREHOLDERS' EQUITY:
Series preferred stock, authorized 500,000
  shares of $1.00 par value, none issued
Common stock, authorized 144,000,000 shares of
  $1.00 par value, 37,907,497 shares issued               37,907       37,907
Additional paid-in capital                                     -            -
Retained earnings                                        372,164      343,998
Accumulated other comprehensive income:
  Foreign currency translation adjustments                   196         (312)
  Unrealized gains on investments                          4,858        5,396
  Changes in fair value of cash flow
    hedging instruments                                   (1,344)           -
Unamortized restricted stock awards                       (8,218)      (1,591)
-------------------------------------------------------------------------------
                                                         405,563      385,398
-------------------------------------------------------------------------------
Less 8,977,790 and 9,383,806 shares in
  treasury, at cost                                      203,539      214,033
-------------------------------------------------------------------------------
Total shareholders' equity                               202,024      171,365
-------------------------------------------------------------------------------

TOTAL                                                   $466,993     $522,926
===============================================================================


See Notes to Consolidated Financial Statements.


                                      -F13-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                     Year ended December 31,
                                                   2001        2000       1999
---------------------------------------------------------------------------------
Net Sales                                       $ 743,203   $ 720,677  $ 702,512
Cost of sales                                     407,350     426,589    438,223
---------------------------------------------------------------------------------
Gross Profit                                      335,853     294,088    264,289
Selling, general and administrative
  expenses                                        233,334     201,653    185,072
Amortization of intangibles                        13,993       9,318      6,035
Acquired in-process research and
  development charge                                    -       8,248          -
Restructuring charge                                    -      14,451          -
---------------------------------------------------------------------------------
Income From Operations                             88,526      60,418     73,182
---------------------------------------------------------------------------------

Other Income (Expense):
Interest expense                                   (9,933)    (10,379)    (7,170)
Investment write-down                              (7,848)          -          -
Other - net                                            76       4,225      2,447
---------------------------------------------------------------------------------
Total                                             (17,705)     (6,154)    (4,723)
---------------------------------------------------------------------------------

Income Before Income Taxes                         70,821      54,264     68,459
Income taxes                                       31,847      25,567     25,775
---------------------------------------------------------------------------------
Net Income                                      $  38,974   $  28,697  $  42,684
=================================================================================

Earnings Per Common Share
   Basic                                        $    1.34   $    1.01  $    1.39
   Diluted                                      $    1.31   $    1.00  $    1.37
=================================================================================

See Notes to Consolidated Financial Statements.

                                      -F14-


                       JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                                         Year ended December 31,
                                                        2001       2000       1999
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                          $ 38,974   $ 28,697   $ 42,684
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                        33,259     29,595     29,738
  Amortization                                        28,062     18,867     10,826
  Investment write-down                                7,848          -          -
  Stock-based compensation                             5,318        788        601
  Noncash portion of restructuring charge                  -     12,415          -
  Acquired in-process research and
    development charge                                     -      8,248          -
  Loss (gain) on sale of assets                          (52)    (2,426)     1,547
  Other - net                                          3,436      1,420      2,930
  Change in assets and liabilities net of
    effects of businesses acquired/disposed:
    Deferred income taxes                              2,174     15,867      5,040
    Accounts receivable                               28,677     (7,584)     6,913
    Inventories and other current assets              18,133     11,408      3,324
    Deferred revenues                                (15,568)     8,760     (1,350)
    Accounts payable and accrued liabilities         (16,518)   (24,454)    (5,619)
-----------------------------------------------------------------------------------
Net cash provided by operating activities            133,743    101,601     96,634
-----------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment           (47,503)   (40,474)   (23,794)
Proceeds from sale of property, plant and equipment      418        412      1,797
Proceeds from sale of investments                          -      3,350          -
Refundable contract payments                         (11,818)   (12,959)   (10,529)
Payment for acquisition of businesses -
  net of cash acquired                                (7,509)  (143,195)         -
Note receivable                                        1,983     (5,000)         -
Other - net                                            1,458     (4,842)      (376)
-----------------------------------------------------------------------------------
Net cash used in investing activities                (62,971)  (202,708)   (32,902)
-----------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Short-term borrowings - net                               -         155         24
Credit facility proceeds (payments) - net            (61,000)   184,995          -
Repayment of long-term debt                           (6,477)  (100,000)      (625)
Purchases of treasury stock                          (10,092)    (7,000)   (49,535)
Issuance of treasury stock                             6,925      2,315      2,154
Dividends paid                                        (8,728)    (8,519)    (9,188)
Debt issuance costs paid                                 (58)    (1,369)         -
Other - net                                              274       (813)       720
-----------------------------------------------------------------------------------
Net cash provided by (used in) financing activities  (79,156)    69,764    (56,450)
-----------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents      (8,384)   (31,343)     7,282
Cash and cash equivalents at beginning of year        18,480     49,823     42,541
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $  10,096   $ 18,480   $ 49,823
===================================================================================
Supplemental cash flow information:
  Interest paid                                    $  10,617   $  8,741   $  7,133
  Income taxes paid                                   24,612     23,302     19,013
  Exchange of net noncash assets for investment
    in Netzee, Inc.                                        -      8,139          -
===================================================================================

See Notes to Consolidated Financial Statements.


                                      -F15-


                                                  JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Years ended December 31, 2001, 2000, and 1999
                                   ------------------------------------------------------------------------------
(In thousands, except share                                       Accumulated             Unamortized
and per share amounts)                       Additional              Other                 Restricted     Total
                                    Common    Paid-in   Retained  Comprehensive Treasury     Stock     Shareholders'
                                     Stock    Capital   Earnings  Income (Loss)   Stock      Awards       Equity
------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998          $ 37,907    $     - $ 293,425      $  (400) $ (168,148)  $  (470)   $ 162,314
Net income                                                 42,684                                          42,684
Other comprehensive income:
  Foreign currency
    translation adjustments                                                528                                528
  Unrealized gains on investments,
    net of $1,381 in taxes                                              18,963                             18,963
                                                                                                     -------------
Comprehensive income                                                                                       62,175
                                                                                                     -------------
Cash dividends, $.30 per share                             (9,188)                                         (9,188)
Purchase of 2,629,623 shares of treasury
  stock                                                                            (49,535)               (49,535)
Issuance of 180,366 shares of treasury
  stock under stock compensation plans                     (1,666)                   4,077      (133)       2,278
Other                                                         794                                188          982
------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999            37,907          -   326,049       19,091    (213,606)     (415)     169,026
Net income                                                 28,697                                          28,697
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                               (440)                              (440)
  Unrealized losses on investments,
    net of $655 in tax benefits                                        (13,567)
(13,567)
                                                                                                     -------------
Comprehensive income                                                                                       14,690
                                                                                                     -------------
Cash dividends, $.30 per share                             (8,519)                                         (8,519)
Purchase of 412,641 shares of treasury
  stock                                                                             (7,000)                (7,000)
Issuance of 295,834 shares of treasury
  stock under stock compensation plans                     (2,628)                   6,611    (1,668)       2,315
Other                                                         399                      (38)      492          853
------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000            37,907          -   343,998        5,084    (214,033)   (1,591)     171,365
Net income                                                 38,974                                          38,974
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                                508                                508
  Unrealized losses on investments,
    net of $273 in tax benefits                                         (8,386)                            (8,386)
  Reclassification for investment
    write-down included in net income                                    7,848                              7,848
  Changes in fair value of cash
    flow hedging instruments,
    net of $860 in tax benefits                                         (1,344)                            (1,344)
                                                                                                     -------------
Comprehensive income                                                                                       37,600
                                                                                                     -------------
Cash dividends, $.30 per share                             (8,728)                                         (8,728)
Purchase of 505,146 shares of treasury
  stock                                                                            (10,092)               (10,092)
Issuance of 910,289 shares of treasury
  stock under stock compensation plans           (1,636)   (2,080)                  22,069   (11,432)       6,921
Other                                             1,636                             (1,483)    4,805        4,958
------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001          $ 37,907    $     - $ 372,164      $ 3,710  $ (203,539)  $(8,218)   $ 202,024
==================================================================================================================

See Notes to Consolidated Financial Statements.

                                      -F16-

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

Investments

         The Company classifies all of its investments as available-for-sale securities. Such investments consist primarily of U.S. corporate securities and other equity interests which are stated at market value, with unrealized gains and losses on such investments reflected, net of tax, as other comprehensive income in shareholders' equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method. In September 2001, the Company determined that the decline in market value of Netzee, Inc. ("Netzee") was other than temporary. Accordingly, the Company's investment in Netzee was written down resulting in a recognized loss of $7.8 million. The following is a summary of investments at December 31, 2001 and 2000 (in thousands):

                                 Available-for-sale securities
                                 -----------------------------
                                    Cost         Market Value
--------------------------------------------------------------
2001
Corporate equity securities       $ 2,174            $ 7,019
Other equity investments              409                877
--------------------------------------------------------------
Total                               2,583              7,896
==============================================================
2000
Corporate equity securities        10,021             14,829
Other equity investments              597              1,911
--------------------------------------------------------------
Total                             $10,618            $16,740
==============================================================

                                      -F17-

Goodwill and Other Intangibles

         In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangibles" ("SFAS 142") which address, among other things, accounting for goodwill and other intangibles. On July 1, 2001, the Company adopted SFAS 141 and adopted the portions of SFAS 142 that were effective for goodwill and intangible assets acquired after June 30, 2001. See the New Accounting Standards section of Note 1 regarding the impact of the adoption of SFAS 142.

         Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Other intangible assets consist primarily of purchased customer lists and noncompete covenants that were acquired in business combinations. Goodwill acquired prior to July 1, 2001 is amortized on a straight-line basis over periods from 11 to 40 years. Other intangible assets are amortized on a straight-line basis over periods ranging from two to eight years. Amortization periods of intangible assets are periodically reviewed to determine whether events or circumstances warrant revision to estimated useful lives. Carrying values of goodwill and other intangibles are periodically reviewed to assess recoverability based on expectations of undiscounted cash flows and operating income for each related business unit. Impairments are recognized in operating results if a permanent diminution in value is indicated (see Note 3).

Refundable Contract Payments

         Certain contracts with the Company's customers involve up-front payments to the customer. These payments are amortized as a reduction of sales over the life of the related contract and are refundable from the customer if the contract is terminated.

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

Revenue Recognition

         Sales of products and services are recorded based on shipment of products or performance of services. Revenue from maintenance contracts is deferred and recognized over the period of the agreements. Revenue from licensing of software with no follow-on obligations on the part of the Company is recognized upon delivery. Revenue from licensing of software under usage-based contracts is recognized ratably over the term of the agreement or on actual usage basis. Revenue from licensing of software under term license agreements is recognized ratably over the term of the agreement. Revenue from licensing of software with standard installation and training is recognized upon delivery of the licenses. Revenue from installation and training services is recognized upon completion of those services. Revenue from licensing of software with significant amounts of tailoring and/or customization is recognized on a percentage of completion basis as the services are performed. Estimates of efforts to complete a project are used in the percentage of completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates. If the license agreement obligates the Company to provide post-contract support ("PCS") at no additional cost to the customer, the revenue related to PCS, which is based on prices charged when sold separately from the software, is recognized ratably over the support period.

                                      -F18-

Stock-Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and applies the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The related disclosures are presented in Note 7.

Earnings Per Common Share

         Earnings per common share for all periods have been computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The net income used in the calculation of diluted earnings per common share is adjusted for the effect of the interest on the conversion of subordinated debt. The net income used for the calculation of diluted earnings per common share for 2001, 2000 and 1999 was $39,143,000, $28,968,000 and
$42,958,000, respectively. The average number of common shares used in the calculation of basic earnings per common share for 2001, 2000 and 1999 was 29,073,406, 28,468,887 and 30,637,619, respectively. The average number of common shares and dilutive potential common shares used in the calculation of diluted earnings per common share for 2001, 2000 and 1999 was 29,984,345, 28,831,637 and 31,261,483, respectively. Dilutive potential common shares that were not included in the calculation of diluted earnings per share for 2001, 2000 and 1999 were 151,000, 1,011,000, and 615,000, respectively, because they were anti-dilutive. The dilutive potential common shares relate to options under stock compensation plans and the effect of the conversion of subordinated debt.

Software and Other Development Costs

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

Risk Management Contracts

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statements No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, requires all derivative instruments to be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met.

                                      -F19-

         The Company uses derivative instruments to manage interest rate risk. On the date an interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments. Changes in the derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The Company's derivative instruments used to manage interest rate risk are considered highly effective. If the hedging derivatives would be considered ineffective, the change in fair value would be immediately recognized in earnings. Derivatives that are executed for risk management purposes but not designated as hedges under SFAS 133, as amended, are recorded at their market value and recognized in current earnings.

         The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to floating-rate liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting prospectively.

         The Company adopted SFAS 133, as amended, on January 1, 2001. Adoption of these pronouncements has not had a material effect on the Company's financial position or results of operations. In 2001, the Company recorded the change in value related to cash flow hedges to other comprehensive income which was not material. In 2001, the Company did not have any hedging instruments that were designated as fair value hedges.

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS 142 (see Goodwill and Intangibles section of Note 1). SFAS 141 addresses financial accounting and reporting for business combinations. Under SFAS 141, all business combinations after June 30, 2001 are to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS 142 apply to goodwill and intangible assets recognized on the Company's financial statements on January 1, 2002 and thereafter. In 2001, amortization of goodwill totaled $11.2 million, most of which was non-deductible for tax purposes. The Company has not yet assessed the other financial statement impact of adopting SFAS 142. The Company has engaged a third party for valuations of the businesses which have associated goodwill balances and will determine whether an impairment exists by June 30, 2002.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 will be effective for the Company beginning January 1, 2002. The Company does not believe the adoption of SFAS 144 will have a material effect on the Company's financial position or results of operations.

Reclassifications

         Certain reclassifications have been made in the 1999 and 2000 financial statements and notes to financial statements to conform to the 2001 classifications.

                                      -F20-

2. Acquisitions

         In March 2001, the Company's Scantron subsidiary acquired ImTran, Inc. ("ImTran"). ImTran was a data collection and document capture solutions firm specializing in automated data collection and document imaging. In October 2001, the Company's Printed Products segment acquired the assets of DocuPrint, Incorporated ("DocuPrint"). DocuPrint produced forms for major financial institutions. Also in October 2001, the Company's Scantron subsidiary acquired substantially all the assets of the Scanning Systems division of Associated Business Products, Inc., a subsidiary of Global DocuGraphix, Inc. for approximately $6.0 million in cash.

         The assets acquired through acquisitions in 2001 totaled $7.5 million. Of the total acquisition costs, $5.7 million was allocated to goodwill in the Scantron segment. Most of the goodwill was acquired after July 1, 2001 and was assigned an indefinite life. All consideration was paid in cash that was funded with proceeds from the Company's credit facility.

         On August 23, 2000, the Company completed a cash tender offer for all of the outstanding common stock of Concentrex. The acquired operations provided technology-powered solutions to deliver financial services, including a broad range of traditional software and services to over 5,000 financial institutions of all types and sizes in the United States.

         Consideration totaled $146.9 million of which approximately $100.0 million was funded from a credit facility obtained by the Company (see Note 4).

         The acquisition costs were allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. Acquisition costs were allocated as follows and are being amortized on a straight-line basis over the useful life indicated below (in thousands):

                                                               Useful Life
                                                     Value      In Years
--------------------------------------------------------------------------
Tangible net assets acquired                      $  17,555         -
Goodwill                                             88,895        11
Other intangible assets                              10,668         7
Software                                             13,274         4
Net assets held for sale                              8,242         -
In-process research and development                   8,248         -
--------------------------------------------------------------------------
Total                                             $ 146,882
==========================================================================

         As part of the acquisition, the Company acquired in-process research and development costs of $8.2 million, which were expensed at acquisition, and which represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility.

         A portion of the acquisition costs was allocated to the net realizable value of certain assets of the acquired operation's online banking and electronic payments business which the Company identified as a business held for sale. In November 2000, these assets, which totaled $8.2 million, were sold to Netzee in exchange for Netzee common stock. The Company also extended a $5.0 million line of credit to Netzee of which $3.0 million and $5.0 million were outstanding at December 31, 2001 and December 31, 2000, respectively. In September 2001, the Company determined that the decline in market value of its investment in Netzee was other than temporary and the investment was written down to its market value, resulting in a recognized loss before income taxes of $7.8 million.

         All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of each have been included in the Company's consolidated financial statements from the date of acquisition.

                                      -F21-

         The following unaudited pro forma summary presents information as if the Concentrex acquisition occurred at the beginning of the respective year in which the assets were acquired as well as the beginning of the immediately preceding year (in thousands, except per share amounts):

                                                     2000         1999
-------------------------------------------------------------------------
Net sales                                         $ 786,682    $ 809,082
Net income                                        $  13,982    $  12,661
Earnings per common share:
  Basic                                           $     .49    $     .41
  Diluted                                         $     .49    $     .40


         The unaudited pro forma summary includes adjustments related to the purchase of 100% of the common stock of ULTRADATA Corporation by Concentrex in 1999. The pro forma summary includes adjustments which remove the operating results of the business held for sale and certain other adjustments, primarily increased amortization of intangible assets, increased interest expense and reduced interest income. Pro forma results also include the write-off of acquired in-process research and development costs of $8.2 million and $18.5 million for the years ended December 31, 2000, and 1999, respectively.

         The unaudited pro forma financial information presented does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.

         Goodwill and other intangible assets acquired in acquisitions consist of the following as of December 31 (in thousands):

                                                     2001         2000
-------------------------------------------------------------------------
Goodwill                                          $ 206,223    $ 208,631
Non-compete covenants                                30,100       30,100
Customer lists                                       23,510       23,510
-------------------------------------------------------------------------
Total                                               259,833      262,241
Less accumulated amortization                       125,112      119,281
-------------------------------------------------------------------------
Total                                             $ 134,721    $ 142,960
=========================================================================

3. Restructuring Charge

         In the fourth quarter of 2000, the Company recorded a restructuring charge of $14.5 million which was primarily for impairment of intangible assets and severance costs.

         The impairment of intangibles was a result of the Company's examination during that quarter of the long-term viability of product offerings in two of its software operations. Subsequent to the acquisition of Concentrex in August 2000, the Company decided to discontinue certain DOS-based product offerings and migrate current customers to similar Concentrex product offerings or to a web-based product currently in development. As a result of this decision, the remaining intangibles associated with these products were written off. Due to lower than anticipated sales of a new version of an existing product released in late 1999, the Company revised the long-term prospects of another of its software operations. The revision of expectations required an adjustment of the carrying value of the operation's long-term assets to the calculated value based on discounted projected cash flows. The impairment charges for these two actions had a total pre-tax impact of $9.4 million, or $7.9 million after tax. Restructuring charges by operating segment are presented in Note 12.

         The severance costs resulted primarily from a reorganization of the Company into three distinct segments. In connection with the reorganization during the fourth quarter of 2000, the Company eliminated approximately 145 positions, which resulted in a pre-tax charge of $4.3 million, or $2.6 million after tax.

                                      -F22-

         The cash and noncash elements of the restructuring charge for each of the years ended December 31, 2001, 2000 and 1999, as well as the beginning and ending balances of accrued restructuring costs, consisted of the following components (in thousands):

                                                    Utilized
                    Beginning  Restructuring  --------------------     Ending
                     Balance        Charge     Cash       Non-Cash     Balance
-------------------------------------------------------------------------------
1999
Employee severance   $ 6,669    $      -     $ (6,226)      $    -     $   443
Other                  2,390           -       (1,460)        (135)        795
-------------------------------------------------------------------------------
Total                  9,059           -       (7,686)        (135)      1,238
===============================================================================

2000
Write-down of
  intangible and
  other assets             -       9,417            -       (9,417)          -
Employee severance       443       4,334       (1,662)           -       3,115
Other                    795         700         (614)        (700)        181
-------------------------------------------------------------------------------
Total                  1,238      14,451       (2,276)     (10,117)      3,296
===============================================================================

2001
Employee severance     3,115           -       (2,982)         (87)         46
Other                    181           -         (125)           -          56
-------------------------------------------------------------------------------
Total                $ 3,296    $      -     $ (3,107)      $  (87)    $   102
===============================================================================

4. Long-Term Debt

         Long-term debt consisted of the following as of December 31, 2001 and 2000 (in thousands):

                                                      2001          2000
-------------------------------------------------------------------------
Revolving Credit Facility                        $ 124,000     $ 185,000
Convertible Subordinated Debentures, net of
  unamortized issuance costs of $0
  and $132,000                                           -         6,444
Other                                                  173           894
-------------------------------------------------------------------------
Total                                              124,173       192,338
Less current portion                                    55           721
-------------------------------------------------------------------------
Long-term debt                                   $ 124,118     $ 191,617
=========================================================================

         The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks in an amount of $325.0 million. The Credit Facility matures in 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, on the following indices (plus a margin as defined): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including leverage, fixed charge and minimum net worth tests. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

         At December 31, 2001, the Credit Facility consisted of $124.0 million in outstanding cash borrowings, $4.4 million in outstanding letters of credit and $196.6 million available for borrowing. In addition to the outstanding letters of credit, the Company has outstanding a surety bond in the amount of $1.1 million issued by an insurance company that covers certain insurance obligations. The average interest rate in effect on outstanding cash borrowings at December 31, 2001, including the effect of the Company's interest rate hedging program (see Note 10), was 5.15%.

                                      -F23-

         The Company's 6.75% Convertible Subordinated Debentures ("the Debentures") were redeemed at par in August 2001. At December 31, 2001, there were no outstanding amounts under the Debentures. Prior to being redeemed, the Debentures were convertible into common stock of the Company at any time at a conversion price of $25.17 per share.

         Other long-term debt relates to other miscellaneous obligations. At December 31, 2001, the Company believes it was in compliance with the covenants associated with all debt instruments.

         Annual maturities of long-term debt are $0.1 million in 2002, $0.1 million in 2003 and $124.0 million in 2004.

5. Income Taxes

         The income tax provision for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands):

                                           2001         2000        1999
-------------------------------------------------------------------------
Current:
  Federal                               $ 25,747     $  7,225    $ 17,400
  State                                    3,926        2,475       3,335
-------------------------------------------------------------------------
Total                                     29,673        9,700      20,735
-------------------------------------------------------------------------
Deferred:
  Federal                                  2,119       13,302       4,213
  State                                       55        2,565         827
-------------------------------------------------------------------------
Total                                      2,174       15,867       5,040
-------------------------------------------------------------------------
Total                                   $ 31,847     $ 25,567    $ 25,775
=========================================================================

         The tax effects of significant items comprising the Company's net deferred tax assets as of December 31 were as follows (in thousands):

                                                         2001        2000
---------------------------------------------------------------------------
Current deferred tax asset:
  Accrued vacation                                   $  3,157    $  2,315
  Deferred revenue                                        360         646
  Accrued liabilities                                   6,637       4,679
  Benefit of net operating loss carryforwards           8,629       2,664
  Allowance for doubtful accounts                       1,917       4,182
  Other                                                 4,921       4,731
--------------------------------------------------------------------------
Total                                                  25,621      19,217
--------------------------------------------------------------------------
Non-current deferred tax asset (liability):
  Difference between book and tax basis
     of property                                      (11,269)     (9,208)
  Deferred revenue                                      2,040       1,213
  Deferred compensation                                 2,476       1,798
  Postretirement benefit obligation                     5,348       4,333
  Capital loss carryforward                            24,595      20,625
  Unrealized (gain) loss on investments                   406        (718)
  Acquisitions and restructuring reserves                 532       3,293
  Benefit of net operating loss carryforwards           5,260       5,773
  Other                                                 3,305       3,504
--------------------------------------------------------------------------
Total                                                  32,693      30,613
Valuation allowance                                   (26,089)    (23,999)
--------------------------------------------------------------------------
Net deferred tax asset                               $ 32,225    $ 25,831
==========================================================================

                                      -F24-

         During 2001, the Company utilized approximately $1.7 million of capital loss recognized in a prior year to offset unrealized capital gains associated with investments.

         The Company has established a valuation allowance for certain net operating loss and capital loss carryforwards. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the recoverability of these carryforwards. The valuation adjustment increased in 2001 due to the Company recording an impairment charge on investments thereby reducing the utilization of loss carryforwards. Additionally, the Company has recorded a valuation allowance of $8.9 million related to certain deferred tax assets acquired from Concentrex.

         The following reconciles the income tax provision (benefit) at the U.S. federal income tax statutory rate to that in the financial statements (in thousands):

                                      2001           2000          1999
-------------------------------------------------------------------------
Statutory rate                     $ 24,787       $ 18,992       $ 23,994
State and local income taxes, net
  of Federal income tax benefit       2,669          3,453          2,710
Non-deductible goodwill
  amortization                        3,156          3,326            448
Other comprehensive items                 -         (4,942)         6,625
Loss from benefits subsidiary             -              -        (25,261)
Change in valuation allowance         1,789          3,168         17,457
In-process research and development
  costs                                   -          2,887              -
Benefits from tax credits              (441)        (1,078)             -
Other - net                            (113)          (239)          (198)
--------------------------------------------------------------------------
Income tax provision               $ 31,847       $ 25,567       $ 25,775
==========================================================================

6. Shareholders' Equity

         In 2001, the Company purchased 60,000 shares of common stock for $1.0 million to complete a 1999 authorization to purchase up to 3.1 million shares of the Company's outstanding common stock. Including the purchases made in 2000 and 1999, the Company repurchased 3,100,000 shares for $57.5 million under this authorization. In 2000, the Board of Directors approved an extension of this program to include up to an additional 2.9 million shares of common stock. As of December 31, 2001, 445,146 shares of common stock were purchased for $9.1 million under the additional authorization. The funding of stock purchases came from internally generated cash. The Company issued 980,236 shares and 295,834 shares of treasury stock under its stock compensation plans for the years ended 2001 and 2000 respectively.

         In 1999, the Company renewed its Shareholder Rights Agreement. The rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by shareholders of record. Each right entitles shareholders to buy, upon occurrence of certain events, one share of common stock for $90.00. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, or commences a tender or exchange offer that, upon consummation, would result in a person or group owning 30% or more of the Company's common stock. Under certain circumstances the rights are redeemable at a price of $.001 per right. The rights expire on July 5, 2009.

7. Stock Compensation Plans

         Under the Company's Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 5,100,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may exercise an option to purchase shares of Company stock through payroll deductions. The option price is 85% of the lower of the beginning-of-quarter or end-of-quarter market price. During 2001, 2000 and 1999, employees exercised options to purchase 116,450, 148,415 and 155,413 shares, respectively. Options granted under the ESPP were at prices ranging from $12.03 to $18.62 in 2001, $11.98 to $12.75 in 2000 and $10.81 to $16.60 in 1999. At December 31, 2001,
there were 751,318 shares of common stock reserved for purchase under the ESPP.

                                      -F25-

         Under the Company's 1999 Stock Option Plan, the Company may grant stock options to key employees to purchase shares of Company stock at no less than the fair market value of the stock on the date of the grant or issue restricted stock to such employees. The Company is authorized to issue up to 2,000,000 shares of common stock under the plan. Stock options have a maximum life of ten years and generally vest ratably over a five-year period beginning on the first anniversary date of the grant. Upon adoption of the 1999 plan, the Company terminated a previous plan except for options outstanding thereunder. Options granted under such plan are generally exercisable ratably over a five-year period beginning on the first anniversary of the date of grant, and have a maximum life of ten years. Certain options granted in 1998 and 1999 vest per specified schedules beginning one to five years from the date of the grant.

         In 2000, the Company adopted the 2000 Stock Option Plan which authorizes shares for issuance through stock options and grants of restricted stock. In 2001, the Company's Board of Directors approved an amendment to the 2000 Plan increasing the shares authorized for issuance to a total of 3,000,000 shares. The 2000 Plan is substantially similar to the 1999 Plan, except that the Company's executive officers are ineligible to receive options or stock grants thereunder. As of December 31, 2001, there were 5,285,922 shares of common stock reserved for issuance under these stock option plans.

         Restricted stock grants generally vest over a period of five years, subject to earlier vesting if the Company's common stock outperforms the S&P 500 in two of three consecutive years. Unearned compensation is recorded at the date of the award based on the market value of shares issued and is amortized over the period of restriction. The certificates covering the restricted stock are held by the Company, but such shares are deemed to be outstanding for all other purposes. The shares have all the rights of other shares of common stock, subject to certain restrictions. The restricted stock is generally forfeited if the employee is terminated for any reason prior to the lapse in restrictions, other than death or disability.

         In February 2001, the Company effected a voluntary program allowing certain officers to exchange certain options for a grant of restricted stock. Options to purchase 840,000 shares with a weighted average exercise price of $24.09 were exchanged for 295,905 shares of restricted stock. At the same time, an additional 105,500 shares of restricted stock were granted to such officers as part of an annual grant. These shares of restricted stock vest to the extent of one third of the grant when the closing stock price reaches at least $22.50 per share for ten consecutive trading days and two thirds of the grant vest when the closing stock price similarly reaches at least $27.00 per share. In any event, such shares vest after five years. In August 2001, the vesting conditions for one third of these shares were met.

         In 1998, the Board of Directors granted 50,000 restricted shares of the Company's common stock to the Company's chief executive officer. Of this amount, 39,596 shares were immediately issued with the remainder issued in 1999. The restrictions expired as to 25,000 shares in October 2001 and restrictions expire as to 12,500 shares in October 2002 and October 2003, respectively. All restricted stock granted to the Company's chief executive officer vests in the event of termination of employment without cause.

                                      -F26-

         A summary of option transactions during the three years ended December 31, 2001, follows:

                                                               Weighted
                                                                Average
                                                               Exercise
                                              Shares              Price
-------------------------------------------------------------------------
Outstanding - December 31, 1998             3,280,000         $    19.16
  Options granted                           1,039,000              20.52
  Options canceled                           (771,050)             22.34
  Options exercised                            (7,950)             16.92
-------------------------------------------------------------------------
Outstanding - December 31, 1999             3,540,000              18.87
  Options granted                           1,549,250              14.50
  Options canceled                           (552,400)             18.28
  Options exercised                           (35,200)             14.20
-------------------------------------------------------------------------
Outstanding - December 31, 2000             4,501,650              17.47
  Options granted                             627,500              14.32
  Options canceled                         (1,319,950)             21.91
  Options exercised                          (372,601)             18.85
-------------------------------------------------------------------------
Outstanding - December 31, 2001             3,436,599         $    16.36
=========================================================================

         The following table summarizes information pertaining to options outstanding and exercisable as of December 31, 2001:

Options Outstanding
-------------------------------------------------------------------------
                                              Weighted           Weighted
                                               Average            Average
Range of                                     Contractual         Exercise
Exercise Prices             Options          Life(Years)            Price
-------------------------------------------------------------------------
$12.75 to $13.94           1,494,949           7.69           $    13.64
$14.31 to $15.44             825,950           8.18                15.14
$16.19 to $20.00             484,200           7.35                19.10
$20.06 to $24.03             566,500           8.62                21.22
$31.88 to $31.88              65,000           4.79                31.88
-------------------------------------------------------------------------
Total                      3,436,599           7.86           $    16.36
=========================================================================

Options Exercisable
-------------------------------------------------------------------------
                                                                 Weighted
                                                                  Average
Range of                                                         Exercise
Exercise Prices             Options                                 Price
-------------------------------------------------------------------------
$12.75 to $13.94             644,749                          $    13.50
$14.31 to $15.44             130,450                               15.08
$16.19 to $20.00             218,500                               19.64
$20.06 to $24.03             109,400                               21.94
$31.88 to $31.88              65,000                               31.88
-------------------------------------------------------------------------
Total                      1,168,099                          $    16.64
=========================================================================

                                      -F27-

         A summary of restricted stock transactions during the three years ended
December 31, 2001, follows:
                                                                 Weighted
                                                                  Average
                                              Shares                Price
-------------------------------------------------------------------------
Outstanding - December 31, 1998                39,596         $    12.75
  Restricted stock issued                      10,404              12.75
-------------------------------------------------------------------------
Outstanding - December 31, 1999                50,000              12.75
  Restricted stock issued                     111,400              14.98
  Restrictions lifted                          (2,500)             15.38
  Restricted stock forfeited                   (4,500)             15.38
-------------------------------------------------------------------------
Outstanding - December 31, 2000               154,400              14.24
  Restricted stock issued                     501,055              23.04
  Restrictions lifted                        (158,800)             22.36
  Restricted stock forfeited                   (7,700)             15.18
-------------------------------------------------------------------------
Outstanding - December 31, 2001               488,955         $    20.61
=========================================================================

         The Company has a deferred compensation plan for its non-employee directors covering a maximum of 200,000 shares. At December 31, 2001 and 2000, there were 87,854 and 62,329 shares, respectively, reserved for issuance under the Plan.

         For the years ending December 31, 2001, 2000 and 1999, the Company recognized expense related to stock-based compensation of $5,318,000, $788,000 and $601,000, respectively. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below (in thousands, except per share amounts):

                                         2001         2000         1999
-------------------------------------------------------------------------
Net income:
  As reported                         $ 38,974     $ 28,697     $ 42,684
  Pro forma                           $ 37,721     $ 25,093     $ 40,038
Earnings
 per common share:
  As reported
     Basic                            $   1.34     $   1.01     $   1.39
     Diluted                          $   1.31     $   1.00     $   1.37
  Pro forma
     Basic                            $   1.30     $    .88     $   1.31
     Diluted                          $   1.26     $    .87     $   1.29

         Pro forma compensation costs associated with options granted under the ESPP is estimated based on the discount from market value. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for each of the years ended December 31, 2001, 2000 and 1999:

                                    2001         2000         1999
-------------------------------------------------------------------
Fair value per option              $7.65        $5.91        $6.48

Weighted average assumptions:
  Dividend yield                     1.6%         2.1%         1.5%
  Expected volatility               33.2%        34.7%        29.6%
  Risk-free interest rate            5.0%         6.0%         5.4%
  Expected life (years)              8.5          8.2          8.7

8. Employee Retirement and Savings Plans

         The Company's Master 401(k) Plan and Trust ("401(k) plan") is a defined contribution 401(k) plan with an employer match covering any employee of the Company or a participating affiliate. Participants may contribute on a pretax and after-tax basis, subject to maximum IRS limits and not exceeding 17% of annual compensation. The Company matches employee contributions $0.50 for every dollar up to a maximum Company-matching contribution of 3% of qualified annual compensation. The Company recognized matching contributions to the 401(k) plan of $3.3 million in 2001, $3.9 million in 2000, and $3.4 million in 1999. Additional contributions may be made from accumulated and/or current net profits. In 2001, an additional contribution to the 401(k) plan of $1.0 million was recognized by the Company.

                                      -F28-

         The Company has a non-qualifying deferred compensation plan similar to the 401(k) plan. This plan provides an opportunity for eligible employees to contribute additional amounts for retirement savings once they have reached the maximum contribution amount in the 401(k) plan. The Company's contributions to this plan during 2001, 2000 and 1999 were not significant.

         The Company has unfunded deferred compensation agreements with certain officers. The present value of cash benefits payable under the agreements is being provided over the periods of active employment and totaled $3.8 million at December 31, 2001 and 2000. The charge to expense for these agreements is not significant.

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

         As of December 31, 2001 and 2000, the accumulated postretirement benefit obligation ("APBO") under such plans was $20.8 million and $17.9 million, respectively. The following table reconciles the plans' beginning and ending balances of the APBO and reconciles the plans' status to the accrued postretirement health care and life insurance liability reflected on the balance sheet as of December 31 (in thousands):

                                                  2001          2000
----------------------------------------------------------------------
APBO as of January 1:
  Retirees                                     $ 10,641      $ 10,135
  Fully eligible participants                     7,308         5,473
  Other participants                                  -         3,525
----------------------------------------------------------------------
                                                 17,949        19,133
Net Change in APBO:
  Service costs                                       -           360
  Interest costs                                  1,433         1,499
  Benefits paid                                  (1,007)         (602)
  Change in discount rate                         2,384           851
  Plan curtailment                                    -        (3,292)
----------------------------------------------------------------------
Total net change in APBO                          2,810        (1,184)
----------------------------------------------------------------------

APBO as of December 31:
  Retirees                                       17,383        10,641
  Fully eligible participants                     3,376         7,308
----------------------------------------------------------------------
                                                 20,759        17,949
Unrecognized net loss                            (7,776)       (5,617)
----------------------------------------------------------------------
Accrued postretirement cost -
  included in Other Liabilities                $ 12,983      $ 12,332
======================================================================

                                      -F29-


         Net periodic postretirement costs ("NPPC") are summarized as follows
(in thousands):

                                          2001        2000        1999
-----------------------------------------------------------------------
Interest on APBO                      $  1,433    $  1,499    $  1,029
Net amortization                           225         504         309
Service costs                                -         360         408
-----------------------------------------------------------------------
Total                                 $  1,658    $  2,363    $  1,746
=======================================================================

         In 2000, the Company eliminated employer subsidies for all future retirees except those that have twenty or more years of service as of December 31, 2000 and retire prior to December 31, 2002. During 1999, benefit eligibility was extended below age fifty-five to any employee with twenty years of service.

         Medical costs were assumed to increase by 15.0% in 2001 and 12.0% in 2002 and increases are projected to decline gradually to 5% in 2008 and to remain at that level thereafter. Participant contributions were assumed to increase by 20% in 2001 and 15% in 2002 and increases are projected to decline gradually to 5% in 2008 and thereafter. The medical cost and participant contributions trend rate assumptions could have a significant effect on amounts reported. An increase of 1.0% in the assumed trend rates would have had the effect of increasing the APBO by $1.6 million and the NPPC by $102,000. A decrease of 1.0% in the assumed trend rates would have had the effect of decreasing the APBO by $1.4 million and the NPPC by $88,000. The weighted average discount rate used in determining the APBO was 7.0% in 2001, 7.5% in 2000 and 8.0% in 1999, and employee earnings were estimated to increase 3.5% annually until age 65.

         In 1999, the Company transferred its obligations under certain of its benefits programs to an existing subsidiary to administer. In connection with the transfer, the Company sold a minority interest in the subsidiary to a third party benefits management company.

10. FINANCIAL INSTRUMENTS

         The Company's financial instruments include cash and cash equivalents, investments, receivables, accounts payable, borrowings and interest rate risk management contracts.

         At December 31, 2001 and 2000, the fair values of cash and cash equivalents, receivables, accounts payable and short-term debt approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures are determined based on commercial banker estimates or quoted market prices or rates for the same or similar instruments, and the related carrying amounts at December 31 are as follows (in thousands):

                              Carrying Value            Fair Value
-------------------------------------------------------------------------
                             2001        2000         2001        2000
-------------------------------------------------------------------------
Investments:
  Long-term              $   7,896   $  16,740    $   7,896    $  16,740
Debt:
  Long-term               (124,118)   (191,617)    (124,116)    (189,912)
Risk management contracts:
  Interest rate swaps       (2,204)          -       (2,204)           -

         In 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. The interest rate swaps are directly matched against U.S. dollar LIBOR contracts outstanding under the Company's Credit Facility and are reset quarterly. Both the interest rate swaps and the Credit Facility mature in 2004. The interest rate swaps are structured to amortize on a quarterly basis so

                                      -F30-
that on a percentage basis, they approximate the Company's forecasted cash flows. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. At December 31, 2001, the notional principal amount of interest rate swaps outstanding was $98.0 million. The fair value of the swaps is reported on the balance sheet in other long-term liabilities. The net change in fair value of the swaps at December 31, 2001 is reported in other comprehensive income. The swaps are highly effective and no significant amounts for hedge ineffectiveness were reported in net income during the twelve month period ended December 31, 2001.

         The Company periodically reviews its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of December 31, 2001 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A-, A3 or better as defined by Standard and Poor's or Moody's Investors Service, respectively. In addition, the Company limits the amount of investment credit exposure with any one institution.

11. Commitments and Contingencies

         In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

         Total rental expense was $15.8 million in 2001, $13.4 million in 2000 and $11.8 million in 1999. Minimum annual rentals under noncancelable operating leases at December 31, 2001 are as follows (in thousands):

2002                                                          $ 14,651
2003                                                            11,785
2004                                                             9,761
2005                                                             9,023
2006                                                             7,800
Thereafter                                                      34,542
-----------------------------------------------------------------------
Total                                                         $ 87,562
=======================================================================

         At December 31, 2001 the Company has committed to purchase approximately $6.2 million of digital printing equipment.

         In November 2000, in conjunction with the sale of certain assets to Netzee, the Company extended a guaranty to a financial institution, on behalf of Netzee, of Automated Clearing House exposures up to an amount not to exceed $15.0 million. In March 2001, the guaranty was terminated with no liability to the Company.

12. Business Segments

         The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions. The Software and Services segment ("Software") is focused on the financial institution market and includes lending and mortgage origination and closing applications, database marketing software, host processing applications and business intelligence solutions. The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions and field maintenance services. Scantron sells these products and services to the commercial, financial institution and education markets.

         The Company's operations are primarily in the United States and Puerto Rico. There were no significant intersegment sales and no material amounts of the Company's sales are dependent upon a single customer. Equity investments as

                                      -F31-
well as foreign assets are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note 1.

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

         Summarized financial information for 2001, 2000 and 1999 is as follows (in thousands):

                                   Business Segment
                           ------------------------------
                              Printed Software and
                           Products   Services   Scantron   Corporate &    Consoli-
                                                            Eliminations    dated
-----------------------------------------------------------------------------------
2001
Net sales                  $ 527,257  $ 121,341  $  95,907  $  (1,302)   $ 743,203
Income (loss)                 89,861       (932)    25,282    (43,390)      70,821
Identifiable assets          239,339    130,581     41,003     56,070      466,993
Depreciation and
  amortization                36,946     17,804      3,981      2,590       61,321
Capital expenditures          42,473      2,097      2,831        102       47,503

2000
Net sales                  $ 567,514  $  60,463  $  93,361  $    (661)   $ 720,677
Restructuring charge           2,074     11,875        502                  14,451
Income (loss)                 94,779    (26,664)    19,502    (33,353)      54,264
Identifiable assets          223,320    166,631     37,952     95,023      522,926
Depreciation and
  amortization                31,193     10,136      4,631      2,502       48,462
Capital expenditures          37,706        991      1,126        651       40,474

1999
Net sales                  $ 577,708  $  27,486  $  97,569  $    (251)   $ 702,512
Income (loss)                 87,618     (3,220)    17,256    (33,195)      68,459
Identifiable assets          210,607     22,315     48,948    109,535      391,405
Depreciation and
  amortization                30,182      3,375      4,787      2,220       40,564
Capital expenditures          18,084      1,457      3,626        627       23,794

                                      -F32-

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of John H. Harland Company:

         We have audited the consolidated balance sheets of John H. Harland Company and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland Company and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects the information set forth therein.




/s/Deloitte & Touche LLP

Deloitte & Touche LLP
Atlanta, Georgia
January 30, 2002

                                      -F33-

JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

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





/s/ Timothy C. Tuff                                  /s/ Charles B. Carden

Timothy C. Tuff                                      Charles B. Carden
Chairman and                                         Vice President and
Chief Executive Officer                              Chief Financial Officer


January 30, 2002

                                      -F34-



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 Supplemental Financial Information (Unaudited)
                     (In thousands except per share amounts)

 SELECTED QUARTERLY FINANCIAL DATA, DIVIDENDS PAID AND STOCK PRICE RANGE

                                   ------------ Quarter ended ------------
                              March 30     June 29    September 28  December 31
 -------------------------------------------------------------------------------
2001:
  Net sales                 $ 191,291    $ 187,267    $ 179,563    $ 185,082
  Gross profit                 84,629       84,549       81,682       84,993
  Net income                   10,273       10,937        5,079 (a)   12,685
  Per common share:
    Basic earnings               0.36         0.38         0.17         0.44
    Diluted earnings             0.35         0.36         0.17         0.42
    Dividends paid              0.075        0.075        0.075        0.075
    Stock market price:
      High                      18.73        23.54        24.81        22.43
      Low                       12.94        17.36        18.34        18.88

                                   ------------ Quarter ended ------------
                             March 31     June 30    September 29  December 31
-------------------------------------------------------------------------------
2000:
  Net sales                 $ 176,702    $ 171,691    $ 179,784    $ 192,500
  Gross profit                 67,707       68,764       74,906       82,711
  Net income                   11,522       12,374        4,600 (b)      201 (c)
  Per common share:
    Basic earnings                .41          .44          .16          .01
    Diluted earnings              .40          .43          .16          .01
    Dividends paid               .075         .075         .075         .075
    Stock market price:
      High                      17.95        16.13        15.53        16.65
      Low                       12.06        13.29        11.74        12.25

(a) Third quarter 2001 results include a write-down of the Company's investment in Netzee, Inc. of $6.1 million after income taxes (see the Investments section of Note 1).
(b) Third quarter 2000 results include an $8.2 million charge for acquired in-process research and development costs related to the acquisition of Concentrex Incorporated on August 23, 2000 (see Note 2).
(c) In the fourth quarter of 2000, the Company recorded restructuring charges of $14.5 million, which had an impact of $0.38 per share for the period (see Note 3).

SELECTED FINANCIAL DATA
                                 ---------- Year ended December 31 ---------
                                2001      2000       1999      1998      1997
-------------------------------------------------------------------------------
Net sales                    $743,203  $720,677   $702,512  $673,947  $659,954
Net income (loss)              38,974    28,697     42,684   (20,647)   17,296
Total assets                  466,993   522,926    391,405   391,770   426,186
Long-term debt                124,118   191,617    106,446   107,071   109,358
Per common share:
  Basic earnings (loss)          1.34      1.01       1.39      (.66)      .56
  Diluted earnings (loss)        1.31      1.00       1.37      (.66)      .56
  Cash dividends                  .30       .30        .30       .30       .30
Average number of shares
 outstanding:
    Basic                      29,073    28,469     30,638    31,087    30,971
    Diluted                    29,984    28,832     31,261    31,087    31,446

  Earnings (loss) per share are calculated based on the weighted average number of shares outstanding during the applicable period.

  The Company's common stock (symbol: JH) is listed on the New York Stock Exchange. At December 31, 2001 there were 4,576 shareholders of record.

  See Note 1 regarding an investment write-down in 2001, Note 2 regarding acquisitions in 2001 and 2000 and Note 3 regarding restructuring charges in 2000.

                                      -F35-


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In thousands of dollars)

--------------------------------------------------------------------------------------------

       COLUMN A                     COLUMN B      ---- COLUMN C ----    COLUMN D  COLUMN E

                                    ADDITIONS
                                    BALANCE    CHARGED TO  CHARGED TO              BALANCE
                                  AT BEGINNING  COSTS AND    OTHER                 AT END
    DESCRIPTION                    OF PERIOD    EXPENSES    ACCOUNTS  DEDUCTIONS  OF PERIOD
                                                              (1)         (2)
--------------------------------------------------------------------------------------------

Year Ended December 31, 2001

 Allowance for doubtful accounts    $ 4,272     $    606    $   696      $   755   $ 4,819
                                    =======     ========    =======      =======   =======
Year Ended December 31, 2000

 Allowance for doubtful accounts    $ 6,456     $   (867)   $    24      $ 1,341   $ 4,272
                                    =======     ========    =======      =======   =======
Year Ended December 31, 1999

 Allowance for doubtful accounts    $ 6,806     $    788    $   (36)     $ 1,102   $ 6,456
                                    =======     ========    =======      =======   =======


Notes:

(1) Represents recovery of previously written-off and credit balance accounts receivable.
(2) Represents write-offs of uncollectible accounts receivable.

                                      -S1-