Form 10-Q
period 2002-03-29
HARLAND JOHN H CO
filed 2002-05-10
CIK 45599

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 29, 2002

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

The number of shares of the Registrant's Common Stock outstanding on April 26, 2002 was 29,219,126.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . .3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS. .5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . .6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . .7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . 13

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. 16

PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . 17

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------

(In thousands, except share and               March 29,   December 31,
per share amounts)                              2002          2001
----------------------------------------------------------------------
                                            (Unaudited)
 Current Assets:

 Cash and cash equivalents                  $  13,354     $  10,096
 Accounts receivable, net                      63,508        60,926
 Inventories                                   18,443        19,762
 Deferred income taxes                         25,621        25,621
 Other                                          6,742        11,179
                                            ----------    ----------
 Total current assets                         127,668       127,584
                                            ----------    ----------

 Investments and Other Assets:

 Investments                                    5,990         7,896
 Goodwill                                     125,498       125,409
 Intangible assets - net                        8,684         9,312
 Deferred income taxes                          6,431         6,604
 Refundable contract payments                  28,886        27,563
 Other                                         18,638        19,899
                                            ----------    ----------
 Total investments and other assets           194,127       196,683
                                            ----------    ----------

 Property, plant and equipment                341,181       334,260
 Less accumulated depreciation
    and amortization                          197,878       191,534
                                            ----------    ----------
 Property, plant and equipment - net          143,303       142,726
                                            ----------    ----------

 Total                                      $ 465,098     $ 466,993
                                            ==========    ==========


 See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and               March 29,   December 31,
per share amounts)                              2002          2001
----------------------------------------------------------------------
                                            (Unaudited)
 Current Liabilities:

  Accounts payable                           $  24,012     $  23,880
  Deferred revenues                             38,958        31,240
  Accrued liabilities:
     Salaries, wages and employee benefits      23,833        27,077
     Taxes                                      18,673        16,729
     Other                                      14,689        17,230
                                             ----------    ----------
  Total current liabilities                    120,165       116,156
                                             ----------    ----------

  Long-Term Liabilities:

  Long-term debt, less current maturities      105,103       124,118
  Other                                         24,642        24,695
                                             ----------    ----------
  Total long-term liabilities                  129,745       148,813
                                             ----------    ----------
  Total liabilities                            249,910       264,969
                                             ----------    ----------
  Shareholders' Equity:

  Series preferred stock, authorized 500,000
     shares of $1.00 par value, none issued          -             -
  Common stock, authorized 144,000,000
     shares of $1.00 par value,
     37,907,497 shares issued                   37,907        37,907
  Additional paid-in capital                     2,382             -
  Retained earnings                            376,075       372,164
  Accumulated other comprehensive income         1,983         3,710
  Unamortized restricted stock awards           (5,948)       (8,218)
                                             ----------    ----------
                                               412,399       405,563
  Less 8,688,371 and 8,977,790 shares
     of treasury stock - at cost,
     respectively                              197,211       203,539
                                             ----------    ----------
  Shareholders' equity - net                   215,188       202,024
                                             ----------    ----------

  Total                                      $ 465,098     $ 466,993
                                             ==========    ==========


See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE THREE MONTH PERIODS ENDED MARCH 29, 2002
                               AND MARCH 30, 2001
                                   (Unaudited)

 (In thousands, except
  per share amounts)                            2002          2001
--------------------------------------------------------------------------

Net Sales                                   $ 185,572     $ 191,291
Cost of sales                                 101,210       106,662
                                            ----------    ----------
Gross Profit                                   84,362        84,629
Selling, general and
  administrative expenses                      67,611        59,905
Amortization of intangibles                       628         3,563
                                            ----------    ----------

Income From Operations                         16,123        21,161
                                            ----------    ----------
Other Income (Expense):
Interest expense                               (1,584)       (3,439)
Other - net                                       (15)          144
                                            ----------    ----------
Total                                          (1,599)       (3,295)
                                            ----------    ----------

Income Before Income Taxes                     14,524        17,866
Income Taxes                                    5,737         7,593
                                            ----------    ----------
Net Income                                      8,787        10,273

Retained Earnings at
  Beginning of Period                         372,164       343,998
                                            ----------    ----------
                                              380,951       354,271
Cash dividends                                 (2,194)       (2,148)

Issuance of treasury
   shares under stock plans                    (2,682)       (3,170)
                                            ----------    ----------
Retained Earnings at
  End of Period                             $ 376,075     $ 348,953
                                            ==========    ==========
Weighted Average Shares
   Outstanding:
     Basic                                     29,237        28,837
     Diluted                                   30,753        29,424
                                            ==========    ==========
Earnings Per Common Share:
     Basic                                  $    0.30     $     .36
     Diluted                                $    0.29     $     .35
                                            ==========    ==========
Cash Dividends Per
   Common Share                             $    .075     $    .075
                                            ==========    ==========


See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 29, 2002 AND MARCH 30, 2001
                                   (Unaudited)

(In thousands)                                            2002         2001
-----------------------------------------------------------------------------

Operating Activities:
Net income                                            $  8,787    $  10,273
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                          13,549       14,835
 Stock-based compensation                                7,015          445
 Other                                                   1,018          960
 Change in assets and liabilities:
  Deferred income taxes                                      -        4,261
  Accounts receivable                                   (2,593)      23,105
  Inventories and other current assets                   4,650       14,140
  Accounts payable and accrued liabilities               1,827      (25,369)
  Refundable contract payments                          (4,309)      (2,293)
                                                      ---------   ----------
Net cash provided by operating activities               29,944       40,357
                                                      ---------   ----------
Investing Activities:
Purchases of property, plant and equipment              (9,510)     (12,378)
Proceeds from sale of property, plant and equipment      1,204           36
Long-term investments and other assets                    (121)       2,590
                                                      ---------   ----------
Net cash used in investing activities                   (8,427)      (9,752)
                                                      ---------   ----------
Financing Activities:
Purchases of treasury stock                             (1,568)      (1,003)
Issuance of treasury stock                               4,914        1,669
Dividends paid                                          (2,194)      (2,148)
Long-term debt - net                                   (19,014)     (30,007)
Other - net                                               (397)         366
                                                      ---------   ----------
Net cash used in financing activities                  (18,259)     (31,123)
                                                      ---------   ----------

Increase (decrease) in cash and cash equivalents         3,258         (518)
Cash and cash equivalents at beginning of period        10,096       18,480
                                                      ---------   ----------
Cash and cash equivalents at end of period            $ 13,354    $  17,962
                                                      ==========  ==========


See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 2002
                                   (Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows of the John H. Harland Company and subsidiaries ("the Company") for the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made in the 2001 financial statements and notes to financial statements to conform to the 2002 classifications.

2.   Accounting Policies

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K").

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 2001 Form 10-K. Other than as described in Note 4 below, the Company has consistently followed those policies in preparing this report.

3.   Acquisitions

In March 2001, the Company's Scantron subsidiary acquired ImTran, Inc.("ImTran"). ImTran was a data collection and document capture solutions firm specializing in automated data collection and document imaging. In October 2001, the Company's Printed Products segment acquired the assets of DocuPrint, Incorporated ("DocuPrint"). DocuPrint produced forms for major financial institutions. Also, in October 2001, the Company's Scantron subsidiary acquired substantially all the assets of the Scanning Systems division of Associated Business Products, Inc., a subsidiary of Global DocuGraphix, Inc. for approximately $6.0 million in cash.

The assets acquired through acquisitions in 2001 totaled $7.5 million. Of the total acquisition costs, $5.8 million was allocated to goodwill. All consideration was paid in cash that was funded with proceeds from the Company's credit facility.

4.   Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. Effective January 1, 2002, the Company adopted SFAS 142. During the three months ended March 29, 2002, the Company completed its transitional goodwill impairment test. An independent valuation firm was engaged to perform the impairment test. Based upon the analysis, there was no impairment of goodwill upon adoption of SFAS 142.

Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $10.4 million for the 2002 year. The following presents a reconciliation of net income and earnings per share information for the three months ended March 29, 2002 and March 30, 2001 with the 2001 period adjusted for the non-amortization provisions of SFAS 142:


                                                Three months ended
                                              March 29,      March 30,
                                                2002            2001
                                              -------------------------
Net income (in thousands):
   Reported                                     $  8,787      $ 10,273
   Add: Goodwill amortization,
     net of tax effect                                 -         2,636
                                                ---------     ---------
   Adjusted                                     $  8,787      $ 12,909
                                                =========     =========

Basic earnings per share:
   Reported                                     $   0.30      $   0.36
   Add: Goodwill amortization,
     net of tax effect                                 -          0.09
                                                ---------     ---------
   Adjusted                                         0.30      $   0.45
                                                =========     =========

Diluted earnings per share:
   Reported                                     $   0.29      $   0.35
   Add: Goodwill amortization,
     net of tax effect                                -           0.09
                                                ---------     ---------
   Adjusted                                         0.29      $   0.44
                                                =========     =========


The changes in the carrying amounts of goodwill by business segment for the three months ended March 29, 2002 are as follows (in thousands):

                      Printed    Software &
                      Products      Services     Scantron   Consolidated
                    ----------------------------------------------------
Balances as of
 December 31, 2001    $ 24,572     $ 82,128      $ 18,709    $125,409

Purchase price
 allocation adjustment      89            -             -          89
                      --------     --------      --------    --------
Balances at
 March 29, 2002       $ 24,661     $ 82,128      $ 18,709    $125,498
                      ========     ========      ========    ========


Intangible assets with definitive lives consist of customer lists. At March 29, 2002 and December 31, 2001, the gross carrying amount of customer lists totaled $23.5 million. The related accumulated amortization totaled $14.8 million at March 29, 2002 and $14.2 million at December 31, 2001. Customer list amortization expense for the three months ended March 29, 2002 and March 30, 2001 was $0.6 million and $0.7 million, respectively. The estimated intangible amortization expense for each of the next five years beginning January 1, 2002 is as follows (in thousands):


   For the year ended December 31, 2002     $ 2,219
   For the year ended December 31, 2003     $ 1,524
   For the year ended December 31, 2004     $ 1,524
   For the year ended December 31, 2005     $ 1,524
   For the year ended December 31, 2006     $ 1,524


5.   Income Taxes

The effective income tax rate decreased from 42.5% for the three month period ended March 30, 2001 to 39.5% for the three month period ended March 29, 2002. This decrease was primarily due to the nondeductible portion of goodwill amortization in 2001 that is not in the 2002 period because of the implementation of SFAS 142.

6.   Inventories

As of March 29, 2002 and December 31, 2001, inventories consisted of the following (in thousands):


                                               2002            2001
------------------------------------------------------------------------
Raw materials and semi-finished goods       $ 16,334        $ 17,309
Finished goods                                 1,672           1,688
Hardware component parts                         437             765
                                            ---------       ---------
Total                                       $ 18,443        $ 19,762
                                            =========       =========


7.   Long Term Debt

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

At March 29, 2002, the Credit Facility consisted of $105.0 million in outstanding cash borrowings, $5.3 million in outstanding letters of credit and $214.7 million available for borrowing. In addition to the outstanding letters of credit, the Company has outstanding a surety bond in the amount of $1.1 million issued by an insurance company that covers certain insurance obligations. The average interest rate in effect on outstanding cash borrowings at March 29, 2002, including the effect of the Company's interest rate hedging program, was 5.21%.

The Company recognizes all derivatives at fair value as either assets or liabilities in the statement of financial position. The Company uses derivative financial instruments to manage interest rate risk. On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationships between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. The interest rate swaps are directly matched against U.S. dollar LIBOR contracts outstanding under the Company's Credit Facility and are reset quarterly. Both the interest rate swaps and the Credit Facility mature in 2004. The interest rate swaps are structured to amortize on a quarterly basis so that on a percentage basis, they approximate the Company's forecasted cash flows. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amount of interest rate swaps outstanding was $89 million at March 29, 2002. The average fixed rate in effect based on three-month LIBOR was 4.92%. The net change in fair value of the swaps at March 29, 2002 is reported in other comprehensive income (See Note 8). The swaps are considered to be highly effective as the swaps qualify for the shortcut method of hedge accounting. Accordingly, no amounts for hedge ineffectiveness were reported in earnings during the three months ended March 29, 2002.

8.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the three month periods ended March 29, 2002 and March 30, 2001 was as follows (in thousands):


                                               2002            2001
------------------------------------------------------------------------
Net income:                                 $  8,787        $ 10,273
Other comprehensive
 income (loss):
  Foreign exchange
    translation adjustments                     (428)            380
  Unrealized losses on
    investments, net of $128 and $206
    in tax benefits                           (1,769)         (8,233)
  Changes in fair value of cash
    flow hedging instruments,
    net of ($301) and $83 in tax
    (provisions) benefits                        470            (130)
                                            ---------       ---------
Comprehensive income                        $  7,060        $  2,290
                                            =========       =========


9.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three month periods ended March 29, 2002 and March 30, 2001 is as follows (in thousands, except per share amounts):


                                              March 29,       March 30,
                                                2002            2001
-----------------------------------------------------------------------
Computation of basic earnings per common share:

Numerator
   Net Income                               $    8,787     $   10,273
                                            -----------    -----------
Denominator
   Average weighted shares
   outstanding                                  29,148         28,775

   Average weighted deferred
   shares outstanding under
   non-employee directors
   compensation plan                                89             62
                                            -----------    -----------
   Shares outstanding for
   basic earnings per share
   calculation                                  29,237         28,837
                                            -----------    -----------
Basic earnings per share                    $     0.30     $     0.36
                                            ===========    ===========

Computation of diluted earnings per common share:

Numerator
   Net Income                               $    8,787     $   10,273

   Reduced interest expense
   on assumed conversions of
   convertible subordinated
   debentures                                        -             68
                                            -----------    -----------
   Net income for diluted
   earnings per share
   calculation                                   8,787         10,341
                                            -----------    -----------
Denominator
   Basic weighted average
   shares outstanding                           29,237         28,837

   Dilutive effect of stock
   options                                       1,516            326

   Assumed conversions
   of convertible subordinated
   debentures                                        -            261
                                            -----------    -----------

   Shares outstanding for
   diluted earnings per share
   calculation                                  30,753         29,424
                                            -----------    -----------

Diluted earnings per share                  $     0.29     $     0.35
                                            ===========    ===========


10.   Business Segments

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions. The Software and Services ("Software & Services") segment is focused on the financial institution market and includes lending and mortgage origination and closing applications, database marketing software, host processing applications, and business intelligence solutions. The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions and field maintenance services. Scantron sells these products and services to the commercial, financial institution and education markets.

The Company's operations are primarily in the United States and Puerto Rico. There were no significant intersegment sales and no material amounts of the Company's sales are dependent upon a single customer. Equity investments as well as foreign assets are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note 2. Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss excludes interest income, interest expense and certain other non-operating gains and losses, all of which are considered corporate items. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, investments and other assets not employed in production. Total assets of each business segment did not change materially from the amount disclosed in the 2001 Form 10-K.

Selected summarized financial information for 2002 and 2001 periods were as follows (in thousands):


                                   Business Segment
                           -------------------------------
                            Printed  Software &
                           Products   Services    Scantron   Corporate &    Consoli-
                                                            Eliminations    dated
-----------------------------------------------------------------------------------
Quarter ended March 29, 2002:
Net sales                  $  130,757  $ 31,413   $ 23,893   $   (491)   $ 185,572
Income (loss)                  21,320     3,582      6,169    (16,547)      14,524

Quarter ended March 30, 2001:
Net sales                  $  138,801  $ 29,891   $ 22,908   $   (309)   $ 191,291
Income (loss)                  24,813    (1,931)     5,345    (10,361)      17,866



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

The Scantron segment ("Scantron") includes scanning equipment and software, scannable forms, survey solutions and field maintenance services. Scantron sells these products and services to the commercial, financial institution and education markets.

RESULTS OF OPERATIONS FIRST QUARTER 2002 VERSUS 2001

Consolidated net sales were $185.6 million for the quarter ended March 29, 2002 compared to $191.3 million for the quarter ended March 30, 2001, a decrease of 3.0%.

Printed Products sales totaled $130.8 million and $138.8 million for the first quarters of 2002 and 2001, respectively, a decrease of 5.8%. The largest decrease occurred in traditional check printing operations where a 10.7% volume decrease occurred. The volume decline was primarily attributable to the loss of large customers during 2001 and a decline in orders received from a direct check marketer. The impact of these two factors was moderated by an improvement of 2.9% in average price per unit partially due to lower volume with the direct check marketer which is less favorably priced, and also to price increases. Sales also decreased in direct marketing activities primarily due to fewer openings of brokerage accounts and a continued slowdown in direct mail campaigns for credit card companies. Sales in computer checks and related products increased in 2002 compared to 2001 due to increased sales for software companies and the financial institution referral business.

Software & Services sales increased 5.0% or $1.5 million from $29.9 million in the first quarter of 2001 to $31.4 million in the first quarter of 2002. Sales increases in branch automation applications, new customer relationship management applications, lending applications, host processing applications and analytical services more than offset decreases in database marketing software.

Scantron's sales for the first quarter increased 4.4% from $22.9 million in 2001 to $23.9 million in 2002. The increase was primarily due to the acquisition of ImTran, Inc. (March 2001) and Scanning Systems (October 2001) and also to internal growth in field services. Increases in sales of scannable forms were offset by reduced sales of optical mark reading equipment.

Consolidated gross profit decreased slightly by 0.2% from $84.6 million in the first quarter of 2001 to $84.4 million in the first quarter of 2002, but increased as a percentage of sales from 44.2% in 2001 to 45.5% in 2002. Increases in gross profit from Software & Services and Scantron were offset by a 6.8% decrease in Printed Products gross profit. Printed Products gross profit decreased due to lower volumes in checks and direct marketing. As a percentage of sales, Printed Products gross margin was 37.9% in 2002 compared to 38.3% in 2001. This decrease was due to $1.3 million for one-time severance costs related to digital implementation, consolidation of web operations and relocation costs for the consolidation of Seattle and Portland printing operations. These one-time costs more than offset profitability improvements realized from process improvements and new technology. Software & Services gross profit increased 14.7% from 2001 and, as a percentage of sales, increased to 69.8% in 2002 from 63.9% in 2001 due primarily to the increase in sales and also due to cost management activities. Scantron's gross profit increased by 4.1% from 2001, but decreased slightly as a percentage of sales to 54.0% in 2002 from 54.2% in 2001.

Consolidated selling, general and administrative expenses increased by $7.7 million or 12.9% in the first quarter of 2002 from 2001. These expenses as a percentage of sales were 36.4% in 2002 compared to 31.3% in 2001. The increase was due primarily to stock-based compensation that totaled $7.0 million in 2002 compared to $0.4 million in 2001. The increase in stock-based compensation was primarily due to a $6.8 million charge in 2002 related to accelerated vesting of certain restricted stock grants, net of the resulting reduction of amortization expense for the first quarter of 2002. These grants vested as a result of the Company's favorable stock price performance.

Amortization of intangibles decreased to $0.6 million in the first quarter of 2002 compared to $3.6 million in the first quarter of 2001. The primary reason for the decrease was the elimination in 2002 of goodwill amortization pursuant to a new accounting standard. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. Goodwill amortization expense totaled $2.9 million in the first quarter of 2001.

Consolidated income from operations decreased $5.0 million from the first quarter of 2001, primarily due to the impact of the accelerated vesting of restricted stock grants, which was partially offset by the elimination of goodwill amortization in 2002.

Interest expense decreased by $1.9 million from 2001 due to lower interest rates and less long-term debt outstanding in 2002 compared with 2001. Consolidated income before income taxes decreased $3.3 million compared to the first quarter of 2001.

The Company's consolidated effective income tax rates were 39.5% and 42.5% for the three-month periods ending March 29, 2002 and March 30, 2001, respectively. The lower effective rate in 2002 is a result of the elimination of goodwill amortization, most of which was nondeductible for tax purposes.

The Company's net income for the first quarter of 2002 was $8.8 million compared to $10.3 million for 2001. Basic and diluted earnings per share were $0.30 and $0.29, respectively, for the first quarter of 2002 compared to basic and diluted earnings per share of $0.36 and $0.35, respectively, for the same period in 2001. Included in the first quarter of 2002 was a charge for accelerated vesting of stock grants which reduced diluted earnings by $0.13 per share net of the resulting reduction of amortization expense for the quarter. Amortization of goodwill reduced the first quarter of 2001 diluted earnings per share by $0.09.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities of $29.9 million for the first three months of 2002 decreased $10.4 million compared to $40.3 million for the first three months of 2001 primarily due to a refund of income taxes in the first quarter of 2001. The primary uses of funds in the first three months of 2002 were for the payment of long-term debt, capital expenditures, refundable customer contract payments, dividend payments to shareholders and purchases of treasury stock.

In March 2000, the Company's Board of Directors authorized the purchase of 2.9 million shares of the Company's outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During the first quarter of 2002, the Company purchased 57,900 shares of its common stock under this authorization at a cost of approximately $1.6 million. As of March 29, 2002, the Company had purchased a total 503,046 shares under the
2.9 million share purchase authorization at an average cost of $21.15 per share.

Purchases of property, plant and equipment totaled $9.5 million in the first three months of 2002, compared to $12.4 million in 2001. Capital expenditures during both periods were primarily for digital printing equipment and process improvement activities in Printed Products. In 2002, capital expenditures are forecasted between $38.0 million and $42.0 million and will include further digital technology implementation and process improvements. The Company expects to have digital printing technology installed in all Printed Products domestic check imprint operations by the end of the second quarter of 2002.

As of March 29, 2002, the Company's accumulated other comprehensive income totaled $2.0 million and consisted of net unrealized gains on investments, net changes in fair value of cash flow hedging instruments and foreign currency translation adjustments.

The Company has a $325.0 million revolving credit facility with a syndicate of banks. The Credit Facility matures in 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. As of March 29, 2002, direct borrowings totaled $105.0 million under the facility. There were $5.3 million in outstanding letters of credit, which were issued under the credit facility, leaving $214.7 million available for borrowings at March 29, 2002.

On March 29, 2002, the Company had $13.4 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under the credit facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to capital markets to pursue additional acquisition opportunities.

OUTLOOK

The Company believes that its financial position continues to be strong and expects a positive cash flow in all business segments in 2002. The Company projects a slight increase in the Printed Products segment's 2002 profits due to implementation of new technology and process improvements which should offset a decrease in 2002 sales, primarily in the first half of the year attributable to the loss of market share in 2001. A decline in orders received from a direct check marketer will also affect 2002 sales. The Company anticipates the Software & Services segment's profitability will continue to improve steadily during 2002 due to increased sales of existing products and services as well as new products and services. The Scantron segment is also projected to increase sales and profits in 2002 through internal growth in sales and a full year's impact from acquisitions.

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

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. At March 29, 2002, the Company had outstanding variable rate debt of $105.0 million. In order to manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. At March 29, 2002, the notional principal amount of interest rate swaps outstanding was $89 million. The Company believes that its interest rate risk at March 29, 2002 was minimal. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes.

The fair value of the swaps, which represent what the Company would have to pay to terminate the swaps, reflected a loss of $1.4 million ($0.9 million net of income taxes) at March 29, 2002. The fair value of the swaps was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive income, a component of shareholders' equity. Charges and credits to other comprehensive income will net to zero over the term of interest rate swap agreements that are not terminated early.

Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. and Netzee Inc. The change in market value has been accounted for as a component of other comprehensive income. The following presents the Company's investment in Bottomline and Netzee reflecting the high and low closing market prices for the three months ended March 29, 2002 (in thousands):

                                  Carrying
                                   Value(b)     High(a)       Low(a)
-------------------------------------------------------------------------
Investment in:
  Bottomline                      $ 4,259        $ 6,250       $ 3,730
  Netzee                              380          1,540           275


(a)  Based on quoted market prices for these items.
(b)  Based on market value as of March 29, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the quarterly period ended March 29, 2002.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY
                                  (Registrant)


            05/10/2002                     /s/ J. Michael Riley
Date:  _________________               By:_____________________________
                                          J. Michael Riley
                                          Vice President and Controller
                                          (Principal Accounting Officer)