Form 10-Q
period 2002-06-28
HARLAND JOHN H CO
filed 2002-08-12
CIK 45599

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 28, 2002

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

The number of shares of the registrant's common stock outstanding on July 26, 2002 was 29,443,072.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . .   3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . .   6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . .   7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . .  14

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  19

PART II.  OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .  20

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.  . . . . . . . . . . . .  21

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                     ------

(In thousands)                                June 28,    December 31,
                                                2002          2001
----------------------------------------------------------------------
                                            (Unaudited)
 Current Assets:

 Cash and cash equivalents                  $  10,546     $  10,096
 Accounts receivable, net                      61,075        60,926
 Inventories                                   19,240        19,762
 Deferred income taxes                         25,917        25,621
 Other                                          8,362        11,179
                                            ----------    ----------
 Total current assets                         125,140       127,584
                                            ----------    ----------

 Other Assets:

 Investments                                    4,089         7,896
 Goodwill - net                               135,959       125,409
 Intangible assets - net                        9,640         9,312
 Deferred income taxes                          7,309         6,604
 Refundable contract payments                  26,615        27,563
 Other                                         19,408        19,899
                                            ----------    ----------
 Total other assets                           203,020       196,683
                                            ----------    ----------

 Property, plant and equipment                342,459       334,260
 Less accumulated depreciation
    and amortization                          200,814       191,534
                                            ----------    ----------
 Property, plant and equipment - net          141,645       142,726
                                            ----------    ----------

 Total                                      $ 469,805     $ 466,993
                                            ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and                June 28,    December 31,
per share amounts)                               2002          2001
----------------------------------------------------------------------
                                            (Unaudited)
 Current Liabilities:

  Accounts payable                           $  18,767     $  23,880
  Deferred revenues                             39,657        31,240
  Accrued liabilities:
     Salaries, wages and employee benefits      22,503        27,077
     Taxes                                      22,200        16,729
     Other                                      14,190        17,230
                                             ----------    ----------
  Total current liabilities                    117,317       116,156
                                             ----------    ----------

  Long-Term Liabilities:

  Long-term debt, less current maturities       96,089       124,118
  Other                                         26,683        24,695
                                             ----------    ----------
  Total long-term liabilities                  122,772       148,813
                                             ----------    ----------
  Total liabilities                            240,089       264,969
                                             ----------    ----------
  Shareholders' Equity:

  Preferred stock, authorized 500,000
     shares of $1.00 par value, none issued          -             -
  Common stock, authorized 144,000,000
     shares of $1.00 par value,
     37,907,497 shares issued                   37,907        37,907
  Additional paid-in capital                     1,992             -
  Retained earnings                            386,560       372,164
  Accumulated other comprehensive
     income/(loss)                                (134)        3,710
  Unamortized restricted stock awards           (5,784)       (8,218)
                                             ----------    ----------
                                               420,541       405,563
  Less 8,467,503 and 8,977,790 shares
     of treasury stock - at cost,
     respectively                              190,825       203,539
                                             ----------    ----------
  Shareholders' equity                         229,716       202,024
                                             ----------    ----------

  Total                                      $ 469,805     $ 466,993
                                             ==========    ==========

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
    FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 28, 2002 AND JUNE 29, 2001
                                   (Unaudited)


                             THREE MONTHS ENDED         SIX MONTHS ENDED
(In thousands, except        JUNE 28,    JUNE 29,       JUNE 28,   JUNE 29,
   per share amounts)         2002        2001           2002       2001
--------------------------------------------------------------------------

Net Sales                  $ 184,486   $ 187,267     $ 370,058   $ 378,558
Cost of sales                 99,790     102,718       201,000     209,380
                           ----------  ----------    ----------  ----------
Gross Profit                  84,696      84,549       169,058     169,178
Selling, general and
  administrative expenses     61,124      59,346       128,735     119,251
Amortization of intangibles      644       3,483         1,272       7,046
                           ----------  ----------    ----------  ----------
Income From Operations        22,928      21,720        39,051      42,881
                           ----------  ----------    ----------  ----------

Other Income (Expense):
Interest expense              (1,509)     (2,484)       (3,093)     (5,923)
Other - net                     (299)       (215)         (314)        (71)
                           ----------  ----------    ----------  ----------
Total Other Expenses - net    (1,808)     (2,699)       (3,407)     (5,994)
                           ----------  ----------    ----------  ----------

Income Before Income Taxes    21,120      19,021        35,644      36,887
Income Taxes                   8,197       8,084        13,934      15,677
                           ----------  ----------    ----------  ----------
Net Income                    12,923      10,937        21,710      21,210

Retained Earnings at
  Beginning of Period        376,075     348,953       372,164     343,998
                           ----------  ----------    ----------  ----------
                             388,998     359,890       393,874     365,208
Cash Dividends                (2,208)     (2,181)       (4,402)     (4,329)

Issuance of treasury and
   deferred shares under
   stock plans                  (230)       (743)       (2,912)     (3,913)
                           ----------  ----------    ----------  ----------
Retained Earnings at
  End of Period            $ 386,560   $ 356,966     $ 386,560   $ 356,966
                           ==========  ==========    ==========  ==========
Weighted Average Shares
   Outstanding:
     Basic                    29,441      29,125        29,341      28,981
     Diluted                  31,069      30,202        30,838      29,861
                           ==========  ==========    ==========  ==========
Earnings Per Common Share:
     Basic                 $    0.44   $    0.38     $    0.74   $    0.73
     Diluted               $    0.42   $    0.36     $    0.70   $    0.71
                           ==========  ==========    ==========  ==========
Cash Dividends Per
   Common Share            $   0.075   $   0.075     $    0.15   $    0.15
                           ==========  ==========    ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

                                      -5-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 28, 2002 AND JUNE 29, 2001
                                   (Unaudited)

(In thousands)                                            2002         2001
-----------------------------------------------------------------------------

Operating Activities:
Net income                                            $  21,710    $  21,210
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           27,679       29,947
 Stock-based compensation                                 7,480        1,080
 Other                                                      834        1,553
 Change in assets and liabilities net of effects
  of businesses acquired:
  Deferred income taxes                                    (832)       5,073
  Accounts receivable                                       994       27,355
  Inventories and other current assets                    3,883       18,317
  Deferred revenues                                       6,990      (14,916)
  Accounts payable and accrued liabilities               (8,754)     (11,743)
  Refundable contract payments                           (5,256)      (4,863)
                                                       ---------   ----------
Net cash provided by operating activities                54,728       73,013
                                                       ---------   ----------
Investing Activities:
Purchases of property, plant and equipment              (18,727)     (22,097)
Payment for acquisition of businesses -
  net of cash acquired                                  (10,803)        (841)
Proceeds from sale of property, plant and equipment       1,436          255
Long-term investments and other assets                     (221)         853
                                                       ---------   ----------
Net cash used in investing activities                   (28,315)     (21,830)
                                                       ---------   ----------
Financing Activities:
Purchases of treasury stock                              (1,568)      (1,229)
Issuance of treasury stock                                9,215        3,226
Dividends paid                                           (4,402)      (4,329)
Long-term debt - net                                    (28,029)     (51,272)
Other - net                                              (1,179)         251
                                                       ---------   ----------
Net cash used in financing activities                   (25,963)     (53,353)
                                                       ---------   ----------

Increase (decrease) in cash and cash equivalents            450       (2,170)
Cash and cash equivalents at beginning of period         10,096       18,480
                                                      ---------    ----------
Cash and cash equivalents at end of period            $  10,546    $  16,310
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                                      -6-

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 2002
                                   (Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a normal presentation of the results of operations, financial position and cash flows of the John H. Harland Company and subsidiaries
(the "Company") for the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made in the 2001 financial statements and notes to financial statements to conform to the 2002 classifications.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K").

2.   Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 2001 Form 10-K. Other than as described in Note 4 below, the Company has consistently followed those policies in preparing this report.

3.   Acquisitions

In May 2002, the Company's subsidiary, Harland Financial Solutions, Inc. ("HFS") completed the acquisition of Easy Systems, Inc. for approximately $10.8 million, net of cash acquired. Easy Systems was a software solutions company that provided turnkey branch automation solutions for the community bank market. The Company has accounted for the acquisition using the purchase method. The allocation of the purchase price to acquired assets and liabilities resulted in a preliminary allocation of $10.4 million to non tax-deductible goodwill and $2.9 million to definitive-lived intangibles. The average-weighted life assigned to the definitive-lived intangibles is 7.3 years. Goodwill was determined based on the residual difference between the amount paid and the values assigned to identifiable tangible and intangible assets.

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

Assets acquired through acquisitions in 2001 totaled $7.5 million. Of the total 2001 acquisition costs, $5.8 million was allocated to goodwill.

All acquisitions were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of the acquired businesses have been included in the Company's operations since the particular acquisition. The pro forma effects on operations are not material.

4.   Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with definitive lives will continue to be amortized over their useful lives. Effective January 1, 2002, the Company adopted SFAS 142. The Company engaged an independent valuation firm to perform a goodwill impairment test. Based upon the analysis, there was no impairment of goodwill upon adoption of SFAS 142.

Application of the provisions of SFAS 142 is expected to result in an increase in net income of approximately $10.4 million for the 2002 year as compared to 2001. The following presents a reconciliation of net income and earnings per share information for the three and six months ended June 28, 2002 and June 29, 2001 with the 2001 period adjusted for the provisions of SFAS 142 (in thousands, except per share amounts):

                          Three Months Ended        Six Months Ended
                          June 28,   June 29,      June 28,   June 29,
                            2002       2001          2002       2001
                         ---------   --------     ---------   --------
Net income:
 Reported                 $12,923    $10,937       $21,710    $21,210
 Add: Goodwill
  amortization,
  net of tax effect             -      2,555             -      5,191
                          -------    -------        ------    -------
 Adjusted                 $12,923    $13,492       $21,710    $26,401
                          =======    =======       =======    =======

Basic earnings
 per share:
 Reported                 $  0.44    $  0.38       $  0.74    $  0.73
 Add: Goodwill
  amortization,
  net of tax effect             -       0.09             -       0.18
                          -------    -------       -------    -------
 Adjusted                 $  0.44    $  0.47       $  0.74    $  0.91
                          =======    =======       =======    =======

Diluted earnings
 per share:
 Reported                 $  0.42    $  0.36       $  0.70    $  0.71
 Add: Goodwill
  amortization,
  net of tax effect             -       0.09             -       0.18
                          -------    -------       -------     ------
 Adjusted                 $  0.42    $  0.45       $  0.70    $  0.89
                          =======    =======       =======    =======


The changes in the carrying amounts of goodwill by business segment for the six months ended June 28, 2002 are as follows (in thousands):

                      Printed      Software &
                      Products      Services     Scantron   Consolidated
                    ----------------------------------------------------
Balances as of
 December 31, 2001    $ 24,572     $ 82,128      $ 18,709    $125,409

Purchase price
 allocation/adjustment     127       10,423             -      10,550
                      ---------     --------      --------    --------
Balances at
 June 28, 2002        $ 24,699     $ 92,551      $ 18,709    $135,959
                      =========    =========     =========   =========

The Company is completing the review and determination of the fair values of assets acquired and liabilities assumed with regard to acquisitions that occurred in 2002 and late 2001. Accordingly, carrying amounts of goodwill and intangible assets related to those acquisitions may have further adjustments, although such adjustments are not expected to be material.

Intangible assets with definitive lives consist of customer lists, developed technology and trademarks. At June 28, 2002 and December 31, 2001, the gross carrying amount of customer lists totaled $24.3 million and $23.5 million, respectively. The related accumulated amortization totaled $15.5 million at June 28, 2002 and $14.2 million at December 31, 2001. Customer list amortization expense for the six months ended June 28, 2002 and June 29, 2001 was $1.3 million and $1.4 million, respectively. At June 28, 2002 and December 31, 2001, the gross carrying amount of developed technology totaled $17.6 million and $16.3 million, respectively. The related accumulated amortization totaled $7.2 million at June 28, 2002 and $5.0 million at December 31, 2001. Developed technology amortization expense for the six months ended June 28, 2002 and June 29, 2001 was $2.2 million and $1.8 million, respectively. Carrying amounts of developed technology are included in the other assets caption on the balance sheets and the related amortization expense is included in the cost of goods sold caption on the statements of income. The net carrying amount of trademarks at June 28, 2002 totaled $0.8 million. The estimated intangible amortization expense for each of the next five years beginning January 1, 2002 is as follows (in thousands):

            For the year ended December 31,

                 2002     $ 6,873
                 2003     $ 6,160
                 2004     $ 4,918
                 2005     $ 2,032
                 2006     $ 1,827

5.   Income Taxes

The effective income tax rate for the six month period ended June 28, 2002 was 39.1% compared to 42.5% for the six month period ended June 29, 2001. This decrease was primarily due to the nondeductible portion of goodwill amortization in 2001 that is not in the 2002 period because of the implementation of SFAS 142.

6.   Inventories

As of June 28, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

                                               2002            2001
------------------------------------------------------------------------
Raw materials and semi-finished goods       $ 17,069        $ 17,309
Finished goods                                 1,776           1,688
Hardware component parts                         395             765
                                            ---------       ---------
Total                                       $ 19,240        $ 19,762
                                            =========       =========

7.   Long Term Debt

The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks in an amount of $325.0 million. The Credit Facility matures in 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays an annual commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, on the following indices at the Company's option (plus a margin as defined): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including leverage, fixed charge and minimum net worth tests. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At June 28, 2002, the Company had $96.0 million in outstanding cash borrowings, $5.4 million in outstanding letters of credit and $223.6 million available for borrowing under the Credit Facility. In addition to the outstanding letters of credit, the Company has outstanding a surety bond in the amount of $1.1 million issued by an insurance company that covers certain insurance obligations. The average interest rate in effect on outstanding cash borrowings at June 28, 2002, including the effect of the Company's interest rate hedging program, was 5.20%.

The Company recognizes all derivatives at fair value as either assets or liabilities in the statements of financial position. The Company uses derivative financial instruments to manage interest rate risk. On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationships between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. Both the interest rate swaps and the Credit Facility mature in 2004. The interest rate swaps are structured to amortize on a quarterly basis so that on a percentage basis, they approximate the Company's forecasted cash flows. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. At June 28, 2002, the notional principal amount of interest rate swaps outstanding was $81.0 million and the average fixed rate in effect on the Company's interest rate swap agreements, including the Company's credit margin was 5.67%. The net change in fair value of the swaps at June 28, 2002 is reported in other comprehensive income (See Note 8). The swaps are considered to be highly effective. No amounts for hedge ineffectiveness were reported in net income during the six month periods ended June 28, 2002 and June 29, 2001.

8.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the three and six month periods ended June 28, 2002 and June 29, 2001 was as follows (in thousands):

                            Three Months Ended        Six Months Ended
                            June 28,    June 29,      June 28,  June 29,
                             2002        2001          2002       2001
------------------------------------------------------------------------
Net income:                $12,923     $10,937       $21,710    $21,210
Other comprehensive
 income, net of tax:
 Foreign exchange
  translation adjustments     (290)        209          (718)       590
 Unrealized losses
  on investments, net
  of $117, $67, $245 and
  $274 in tax benefits      (1,780)     (1,203)       (3,549)    (9,436)
 Changes in fair value of
  cash flow hedging
  instruments, net of $224,
  $16, ($76) and $100 in
  tax (provisions) benefits   (351)        (25)          119       (156)
 Reclassification for
  investment write-down
  included in net income       303           -           303          -
                           --------    --------      --------   --------
Comprehensive income       $10,805     $ 9,918       $17,865    $12,208
                           ========    ========      ========   ========

9.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three and six month periods ended June 28, 2002 and June 29, 2001 is as follows (in thousands, except per share amounts):


                               Three Months Ended      Six Months Ended
                               June 28,   June 29,    June 28,   June 29,
                                 2002       2001        2002       2001
------------------------------------------------------------------------
Computation of basic earnings per common share:

Numerator
  Net Income                  $ 12,923   $ 10,937    $ 21,710   $ 21,210
                              --------   --------    --------   --------
Denominator
  Average weighted shares
  outstanding                   29,348     29,055      29,250     28,914

  Average weighted deferred
  shares outstanding under
  non-employee directors
  compensation plan                 93         70          91         67
                              --------   --------    --------   --------
  Shares outstanding for
  basic earnings per share
  calculation                   29,441     29,125      29,341     28,981
                              --------   --------    --------   --------

Basic earnings per share      $   0.44   $   0.38    $   0.74   $   0.73
                              ========   ========    ========   ========

Computation of diluted earnings per common share:

Numerator
  Net Income                  $ 12,923   $ 10,937    $ 21,710   $ 21,210

  Reduced interest expense
  on assumed conversions of
  convertible subordinated
  debentures                         -         68           -        135
                              --------   --------    --------   --------
  Net income for diluted
  earnings per share
  calculation                   12,923     11,005      21,710     21,345
                              --------   --------    --------   --------
Denominator
  Basic weighted average
  shares outstanding            29,441     29,125      29,341     28,981

  Dilutive effect of stock
  options                        1,628        816       1,497        619

  Assumed conversions
  of convertible subordinated
  debentures                         -        261           -        261
                              --------   --------    --------   --------
  Shares outstanding for
  diluted earnings per share
  calculation                   31,069     30,202      30,838     29,861
                              --------   --------    --------   --------

Diluted earnings per share    $   0.42   $   0.36    $   0.70   $   0.71
                              ========   ========    ========   ========

                                      -11-

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

The Company's operations are primarily in the United States and Puerto Rico. There were no significant intersegment sales. The Company does not have sales to any individual customer greater than 10% of total Company sales. Equity investments, as well as foreign assets, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note 2. Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss excludes interest income, interest expense, certain other non-operating gains and losses and incentive compensation for segment management, all of which are considered corporate items. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, investments and other assets not employed in production.

Selected summarized financial information for 2002 and 2001 periods were as follows (in thousands):


                                   Business Segment
                           -------------------------------
                            Printed  Software &
                           Products   Services    Scantron   Corporate &    Consoli-
                                                            Eliminations    dated
-----------------------------------------------------------------------------------
Three months ended
 June 28, 2002:
Net sales                  $  128,510  $ 30,820   $ 25,598   $   (442)   $ 184,486
Income (loss)                  20,039     2,818      7,204     (8,941)      21,120
Identifiable assets           234,549   143,883     42,661     48,712      469,805

Three months ended
 June 29, 2001:
Net sales                  $  132,756  $ 31,273   $ 23,501   $   (263)   $ 187,267
Income (loss)                  23,680    (1,743)     5,426     (8,342)      19,021

Six months ended
 June 28, 2002:
Net sales                  $  259,267  $ 62,233   $ 49,491   $   (933)   $ 370,058
Income (loss)                  41,359     6,401     13,373    (25,489)      35,644

Six months ended
 June 29, 2001:
Net sales                  $  271,557  $ 61,164   $ 46,409   $   (572)   $ 378,558
Income (loss)                  48,493    (3,674)    10,771    (18,703)      36,887



11.  Contingencies

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

12.   Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections". One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a

Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of this Statement.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed its evaluation of the impact of adopting this Statement.

13.   Subsequent Events

On July 24, 2002, Scantron Corporation, a wholly owned subsidiary of the Company, acquired EdVISION Corporation for approximately $30 million. The acquisition will be accounted for using the purchase method of accounting and the results of operations of EdVISION will be included in the Company's consolidated financial statements from the date of acquisition. EdVISION was a leading provider of curriculum development and assessment tools for the education industry.

On August 6, 2002, Harland Financial Solutions, Inc., a wholly owned subsidiary of the Company, signed a definitive agreement to acquire the INTERLINQ Software Corporation for $6.25 per share. The total purchase price is expected to be approximately $34 million, including fees and expenses, less INTERLINQ's cash balance of about $10 million. The Company expects the acquisition to close in the fourth quarter of 2002, subject to approval by INTERLINQ shareholders. The Company expects acquisition costs in the range of $3.0 - $4.0 million will be allocated to in-process research and development and expensed at acquisition. INTERLINQ is the industry leader in mortgage loan production and servicing systems, with relationships with more than 1,300 mortgage lenders.

On August 7, 2002, a large bank customer of the Company's Printed Products Division notified the Company that it was consolidating its check printing business with a competitor of the Company. This business was previously split between the Company and its competitor. The impact on the Company's operations in 2002 will be minimal, as it is expected that the customer will begin moving the business in early 2003. The Company's sales will decrease approximately $19.0 million in 2003 as a result of that lost volume.

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

RESULTS OF OPERATIONS SECOND QUARTER 2002 VERSUS 2001

Consolidated net sales were $184.5 million for the quarter ended June 28, 2002 compared to $187.3 million for the quarter ended June 29, 2001, a decrease of 1.5%.

Printed Products sales totaled $128.5 million and $132.8 million for the second quarters of 2002 and 2001, respectively, a decrease of 3.2%. The largest decrease occurred in traditional check printing operations where a 7.6% volume decrease occurred. The volume decline was primarily attributable to the loss of certain large customers during 2001 and a decline in orders received from a direct check marketer. The impact of these two factors was moderated by an improvement of 2.7% in average price per unit primarily due to lower volume with the direct check marketer which is less favorably priced, a payment of $1.0 million received from a customer for early termination of a contract, and to price increases. Sales also decreased in direct marketing activities primarily due to fewer openings of brokerage accounts and a continued slowdown in direct mail campaigns for credit card companies. Sales in computer checks and related products increased in 2002 compared to 2001 due to a fulfillment program for a software customer initiated in late 2001 and to increases in commercial referral business from financial institutions which partially offset the sales decreases in other Printed Products operations.

Software & Services sales decreased 1.6% from $31.3 million in the second quarter of 2001 to $30.8 million in the second quarter of 2002. The decrease in sales was primarily due to lower sales of compliance software products and services due to the continuing trend of a higher proportion of term license agreements, whereby revenue recognition is deferred from the current period into future periods. This trend has an adverse near term impact; however, it will have a longer-term favorable impact by mitigating revenue volatility in future periods as these deferred revenues are recognized on a more stable, predictable basis. Partially offsetting the sales decline were increased sales of host application software, customer relationship management software, analytical services and sales attributable to the acquisition of Easy Systems, Inc. (see
Note 3 to Condensed Consolidated Financial Statements included in this report).

Scantron's sales for the second quarter increased 8.9% from $23.5 million in 2001 to $25.6 million in 2002. The increase was primarily due to the acquisition of the assets of Scanning Systems in October 2001 (see Note 3 to Condensed Consolidated Financial Statements included in this report), internal growth in field services and growth in sales of imaging products. Increases in sales of scannable forms were offset by reduced sales of optical mark reading equipment due to a trend in data collection from optical mark reading to imaging and direct input methods.

Consolidated gross profit increased slightly by 0.2% from $84.5 million in the second quarter of 2001 to $84.7 million in the second quarter of 2002, but increased as a percentage of sales from 45.1% in 2001 to 45.9% in 2002. The improvement was the result of cost management and productivity improvement initiatives and a favorable change in sales mix. As a percentage of sales, Printed Products gross margin was 38.5% in 2002 compared to 38.4% in 2001. Printed Products gross profit decreased $1.6 million due to lower volumes in checks and direct marketing and also to costs incurred to consolidate the

Seattle and Portland printing operations. The impact of lower volumes in 2002 and the consolidation costs more than offset profitability improvements realized from process improvements and new technology and the $1.0 million payment received for early termination of a contract. Software & Services gross profit decreased 1.2% from 2001 due to lower sales in compliance products but, as a percentage of sales, increased to 67.9% in 2002 from 67.7% in 2001 due primarily to lower headcount and related expenses in 2002 compared to 2001. Scantron's gross profit increased by 15.8% from 2001, and also increased as a percentage of sales to 56.0% in 2002 from 52.7% in 2001 due to efficiencies realized from acquisitions and improved margins in existing products and services.

Consolidated selling, general and administrative expenses ("SG&A") increased by $1.8 million or 3.0% in the second quarter of 2002 from 2001. These expenses as a percentage of sales were 33.1% in 2002 compared to 31.7% in 2001. Decreases in SG&A related to headcount reductions during 2001 were more than offset by increases in Printed Products and Corporate SG&A related to the move of customer service activities in house from an outsource provider, increased marketing expenditures, higher expenses for customer care infrastructure initiatives, upgrade expenses for the Company's ERP system and severance expenses related to management reductions in 2002.

Amortization of intangibles decreased to $0.6 million in the second quarter of 2002 compared to $3.5 million in the second quarter of 2001. The primary reason for the decrease was the elimination in 2002 of goodwill amortization pursuant to a new accounting standard. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis (see Note 4 to Condensed Consolidated Financial Statements included in this report).

Consolidated income from operations increased $1.2 million from $21.7 million in the second quarter of 2001 to $22.9 million in the second quarter of 2002 due to the elimination of goodwill amortization in 2002, partially offset by the increase in SG&A expenses.

Other Income (Expense) decreased by $0.9 million from an expense of $2.7 million in 2001 to an expense of $1.8 million in 2002 due to lower interest expense. Interest expense decreased by $1.0 million from 2001 due to lower interest rates and less long-term debt outstanding in 2002 compared with 2001. In the second quarter of 2002 other expense included a write-down of $0.3 million on the Company's equity investment in Netzee, Inc.

Consolidated income before income taxes increased $2.1 million from $19.0 million in the second quarter of 2001 to $21.1 million in the second quarter of 2002 due to increased income from operations and lower interest expense.

The Company's consolidated effective income tax rates were 38.8% and 42.5% for the three-month periods ended June 28, 2002 and June 29, 2001, respectively. The lower effective rate in 2002 is primarily a result of the elimination of goodwill amortization, most of which was nondeductible for tax purposes, and also to adjustments for prior years recorded in the second quarter of 2002.

The Company's net income for the second quarter of 2002 was $12.9 million compared to $10.9 million for 2001. Basic and diluted earnings per share were $0.44 and $0.42, respectively, for the second quarter of 2002 compared to basic and diluted earnings per share of $0.38 and $0.36, respectively, for the same period in 2001. Amortization of goodwill reduced the second quarter of 2001 diluted earnings per share by $0.09.

RESULTS OF OPERATIONS YEAR TO DATE 2002 VERSUS 2001

Consolidated net sales were $370.1 million for the six months ended June 28, 2002 compared to $378.6 million for the six months ended June 29, 2001.

Printed Products sales totaled $259.3 million and $271.6 million for the first six months of 2002 and 2001, respectively. Lower volumes in traditional check printing operations, which decreased 9.2% in 2002 from 2001, accounted for a majority of the decrease in Printed Product sales. The volume decline was primarily attributable to the loss of certain large customers in 2001 and a decline in orders received from a direct check marketer. The impact of these two factors was moderated by an improvement of 2.8% in average price per unit primarily due to lower volume with the direct check marketer that is less favorably priced and also to price increases. Sales in direct marketing also decreased due to the general economic slowdown which resulted in lower credit card promotions and fewer openings of brokerage accounts. Sales in computer checks and related products increased in 2002 compared to 2001 due to a fulfillment program for a software customer initiated in late 2001 and increases in commercial referral business from financial institutions which partially offset the sales decreases in other Printed Products operations.

Software & Services sales for the first six months increased from $61.2 million in 2001 to $62.2 million in 2002. Sales increases from customer relationship management applications, host processing applications, branch automation and acquired operations offset decreases in sales of compliance software applications. Sales of compliance software applications were lower in 2002 compared to 2001 due to the continuing trend of a higher proportion of term license agreements.

Scantron's sales for the first six months increased approximately 7% from $46.4 million in 2001 to $49.5 million in 2002. The increase was due to the acquisition of substantially all of the assets of Scanning Systems in October 2001 (see Note 3 to Condensed Consolidated Financial Statements included in this report), internal growth in field services and growth in sales of imaging products. Increases in sales of scannable forms were offset by reduced sales of optical mark reading equipment due to a trend in data collections from optical mark reading to imaging and direct input methods.

Consolidated gross profit of $169.1 million for the first six months of 2002 was flat compared to the same period in 2001, but increased as a percentage of sales from 44.7% in 2001 to 45.7% in 2002. Printed Products gross profit decreased 5% in 2002 from 2001 due to lower volumes in checks and direct marketing. As a percentage of sales, Printed Products gross margin was 38.2% in 2002 compared to 38.3% in 2001. Software & Services' gross profit, as a percent of sales, increased to 68.8% in 2002 from 65.8% in 2001. Scantron's gross profit increased by 10% from 2001 and increased as a percentage of sales to 55.1% in 2002 from 53.4% in 2001 due to efficiencies realized from acquisitions and improved margins in existing products and services.

Consolidated SG&A expenses increased by $9.5 million or 8% in the first six months of 2002 compared to the first six months of 2001. These expenses as a percentage of sales were 34.8% in 2002 compared to 31.5% in 2001. The increase was due primarily to stock-based compensation that totaled $7.5 million in 2002 compared to $1.1 million in 2001. The increase in stock-based compensation was primarily due to a $6.4 million charge related to accelerated vesting of certain restricted stock grants in the first quarter of 2002, net of the resulting reduction of amortization expense for the first six months of 2002. These grants vested as a result of the Company's favorable stock price performance. Also, SG&A was unfavorably impacted in 2002 by the move of customer service activities in house from an outside provider, increases in marketing expenditures, higher expenses for customer care infrastructure initiatives, upgrade expenses for the Company's ERP system and severance expenses related to management reductions in 2002.

Amortization of intangibles decreased to $1.3 million in the first six months of 2002 compared to $7.0 million in 2001, primarily due to the elimination of goodwill amortization in 2002.

Consolidated income from operations decreased $3.8 million to $39.1 million for the first six months of 2002 from $42.9 million in 2001 due to the increase in stock-based compensation and other SG&A expenses partially offset by the elimination of goodwill amortization in 2002.

Other Income (Expense) decreased by $2.6 million from an expense of $6.0 million in 2001 to an expense of $3.4 million in 2002. Interest expense decreased from 2001 primarily due to lower interest rates and less long-term debt outstanding in 2002 compared with 2001.

Consolidated income before income taxes decreased $1.3 million to $35.6 million in 2002 compared to $36.9 million in 2001.

The Company's consolidated effective income tax rates were 39.1% and 42.5% for the six-month periods ended June 28, 2002 and June 29, 2001, respectively. The decrease in the effective income tax rate was primarily due to the impact of SFAS 142 which eliminated goodwill amortization in 2002.

The Company's net income for the first six months of 2002 was $21.7 million compared to $21.2 million for 2001. Basic and diluted earnings per share were $0.74 and $0.70, respectively, for the first six months of 2001 compared to basic and diluted earnings per share of $0.73 and $0.71, respectively, for the same period in 2001. Included in 2002 was a charge for accelerated vesting of stock grants which reduced diluted earnings by $0.13 per share net of the resulting reduction of amortization expense for the period. Amortization of goodwill reduced the year-to-date 2001 diluted earnings per share by $0.18.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities of $54.7 million for the first six months of 2002 decreased $18.3 million compared to $73.0 million for the first six months of 2001 due primarily to changes in working capital. Those changes primarily consisted of an income tax refund received in 2001 and an improvement in 2001 in the collection of past due accounts receivable. The primary uses of funds in the first six months of 2002 were for the payment of long-term debt, capital expenditures, acquisition of new business, refundable customer contract payments, dividend payments to shareholders and purchases of treasury stock.

In March 2000, the Company's Board of Directors authorized the purchase of up to
2.9 million shares of the Company's outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purpose. During the first six months of 2002, the Company purchased 57,900 shares of its common stock under this authorization at a cost of approximately $1.6 million. As of June 28, 2002, a total 503,046 shares have been purchased under the share purchase authorization at an average cost of $21.15 per share.

Purchases of property, plant and equipment totaled $18.7 million in the first six months of 2002, compared to $22.1 million in 2001. Capital expenditures during both periods were primarily for digital printing equipment and customer care infrastructure initiatives in Printed Products. As of June 2002, the Company had digital printing technology installed in all domestic personal check imprint operations. The Company plans to have all digital units fully operational by the end of the third quarter of 2002. The Company's customer care infrastructure initiatives focus on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers. The Company currently estimates it will expend approximately $60.0 million on these initiatives over a four-year period ending in 2004 with a majority of the expenditures being incurred by the end of 2003. The total anticipated expenditures include capital expenditures of approximately $38.0 million. Through June 28, 2002, $22.7 million has been expended on these initiatives of which $17.3 million was capitalized. Total capital expenditures are currently expected to be approximately $38-$42 million in 2002.

As of June 28, 2002, the Company's accumulated other comprehensive income (loss) totaled ($0.1) million and consisted of net unrealized gains on investments, net unrealized losses on cash flow hedging instruments and foreign currency translation adjustments. In June 2002, the Company's equity investment in Netzee was written down by $0.3 million to its market value due to the Company's evaluation that the decline in the value of Netzee stock was other than temporary.

The Company has a $325.0 million revolving credit facility with a syndicate of banks. The Credit Facility matures in 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. As of June 28, 2002, direct borrowings totaled $96.0 million under the facility. There were $5.4 million in outstanding letters of credit, which were issued under the credit facility, leaving $223.6 million available for borrowings at June 28, 2002.

On June 28, 2002, the Company had $10.5 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under the credit facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend. The Company also believes that it possesses sufficient unused debt capacity and access to capital markets to pursue additional acquisition opportunities.

ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections". One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of this Statement.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed its evaluation of the impact of adopting this Statement.

OUTLOOK

The Company believes that its financial position continues to be strong and expects a positive cash flow in all business segments in 2002. The Company projects an increase in the Printed Products segment's profits during the second half of 2002 compared with the same period in 2001 due to the implementation of new technology and process improvements which should offset a decrease in 2002 sales, primarily in the first three quarters of the year attributable to the loss of market share in 2001. A decline in orders received from a direct check marketer will also affect 2002 sales. The Company anticipates the Software & Services segment's profitability will continue to improve during the remainder of 2002 due to increased sales of existing products and services as well as new products and services. The Scantron segment is also projected to increase sales and profits in 2002 through internal growth in sales and the impact of acquisitions.

RISK FACTORS AND CAUTIONARY STATEMENTS

When used in this report and in subsequent filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in written or oral statements made by authorized representatives of the Company, the words or phrases "believe," "should result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including, but not limited to, those discussed below that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date such statements are made and which may or may not be based on historical experiences and/or trends which may or may not continue in the future. The Company does not undertake and specifically declines any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of unanticipated events.

Various factors may affect the Company's financial performance, including, but not limited to, those factors discussed below which could cause the Company's actual results for future periods to differ from any opinions, statements or projections expressed with respect thereto. Such differences could be material and adverse. Many variables will impact the ability to achieve sales levels, improve service quality, achieve production efficiencies and reduce expenses in Printed Products. These include, but are not limited to, the continuing upgrade of the Company's customer care infrastructure and systems used in the Company's manufacturing, sales, marketing, customer service and call center operations.

Several factors outside the Company's control could negatively impact check revenues. These include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems. Check revenues could also be adversely affected by continued consolidation of financial institutions, competitive check pricing and the impact of governmental laws and regulations. There can be no assurances that the Company will not lose significant customers or that any such losses could be offset by the addition of new customers.

While the Company believes substantial growth opportunities exist in the Software & Services segment, there can be no assurances that the Company will achieve its revenue or earnings growth targets. The Company believes there are many risk factors inherent in its software business, including but not limited to the retention of employee talent and customers. Also, variables exist in the development of new software products, including the timing and costs of the development effort, product performance, functionality, product acceptance, competition, and general changes in economic conditions or U.S. financial markets.

Several factors outside of the Company's control could affect results in the Scantron segment. These include the rate of adoption of new electronic data collection, changes in testing and assessment methods which could negatively impact current forms, or reductions in scanner sales and related service revenue. The Company continues to develop products and services that it believes offer state of the art electronic data collection, testing and assessment solutions. However, variables exist in the development of new testing methods and technologies, including the timing and costs of the development effort, product performance, functionality, market acceptance, adoption rates, competition and the funding of education at the federal, state and local level, all of which could have an adverse impact on the Company's business.

As a matter of due course, the Company and its subsidiaries are subject to various Federal and State tax examinations by Federal and State taxing authorities. The Company believes that it is in compliance with the various Federal and State tax regulations imposed and such returns and reports filed with respect to such tax regulations are materially correct. The results of these various Federal and State tax examinations could produce both favorable and unfavorable adjustments to the Company's total tax expense either currently or on a deferred basis. At such time when a favorable or unfavorable adjustment is known, the effect on the Company's consolidated financial statements is recorded.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company are held for purposes other than trading. The Company is exposed to primarily two types of market risks: interest rate and equity price.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. At June 28, 2002, the Company had outstanding variable rate debt of $96.0 million. In order to manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. At June 28, 2002, the notional principal amount of interest rate swaps outstanding was $81.0 million. The Company believes that its interest rate risk at June 28, 2002 was minimal. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes.

The fair value of the swaps, which represent what the Company would have to pay to terminate the swaps, reflected a loss of $2.0 million ($1.2 million net of income taxes) at June 28, 2002. The fair value of the swaps was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive income, a component of shareholders' equity. Charges and credits to other comprehensive income will net to zero over the term of interest rate swap agreements that are not terminated early.

Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. and Netzee Inc. The change in market value has been accounted for as a component of other comprehensive income until management determines that an other than temporary decline in market value has occurred at which time a loss is recognized in current earnings. In June 2002, the Company's management determined that the decline in Netzee's market value was other than temporary. The investment was written down to its market value resulting in a recognized loss of $0.3 million. The following presents the Company's investment in Bottomline and Netzee reflecting the high and low closing market prices for the six months ended June 28, 2002 (in thousands):

                                  Carrying
                                   Value(a)     High(b)       Low(b)
-------------------------------------------------------------------------
Investment in:
  Bottomline                      $ 2,843        $ 5,015       $ 2,772
  Netzee                              138            385           138

(a)        Based on market value as of June 28, 2002.
(b)        Based on quoted market prices for these items.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders of the Company was held on April 26,
         2002.

(b) At the Annual Meeting Richard K. Lochridge, G. Harold Northrop and Timothy C. Tuff were elected for three-year terms expiring in 2005. The Directors whose terms continued after the Annual Meeting are William S. Antle III, John D. Johns, John J. McMahon, Jr., Larry L. Prince, Eileen M. Rudden and Jesse J. Spikes.

(c) A brief description of each matter voted upon and the results of the voting are as follows:

Election of Directors for Three-Year Term:

      Richard K. Lochridge.
          Voting for              26,164,170
          Withheld                   576,242

      G. Harold Northrop
          Voting for              26,161,870
          Withheld                   578,542

      Timothy C. Tuff
          Voting for              26,160,649
          Withheld                   579,763

Ratification of the appointment of Deloitte & Touche LLP as the Company's auditors:

          Voting for              25,716,051
          Voting against             972,207
          Withheld                    52,154

Approval of the 2002 Stock Option Plan, providing for the issuance of up to 1,000,000 shares of common stock:

          Voting for              16,005,644
          Voting against          10,616,003
          Withheld                   118,765

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference.

Exhibit  Description of the Exhibit

3.1 * Amended and Restated Articles of Incorporation (Exhibit B to registrant's Proxy Statement dated March 12,1999).

3.2 * Bylaws, as amended through February 1, 1999 (Exhibit 3.2 to registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

4.1 * Rights Agreement, dated as of December 17, 1998, between registrant and First Chicago Trust Company of New York (Exhibit 4.1 to registrant's Registration Statement on Form 8-A dated July 1, 1999).

4.2 See Articles IV, V and VII of registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of registrant's Bylaws, filed as Exhibit 3.2.

11.1     Computation of Per Share Earnings.+

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the quarterly period ended June 28, 2002

--------
+ Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 9 to the Condensed Consolidated Financial Statements included in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY


          08/12/2002                      /s/ J. Michael Riley
Date:  _________________               By:_____________________________
                                          J. Michael Riley
                                          Vice President and Controller
                                          (Duly Authorized Officer and
                                          Chief Accounting Officer)