Form 10-Q
period 2002-09-27
HARLAND JOHN H CO
filed 2002-11-12
CIK 45599

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 27, 2002

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

The number of shares of the registrant's common stock outstanding on October 25, 2002 was 29,412,524.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . .   3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . .   6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . .   7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . .  16

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  23

  ITEM 4. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . 24

PART II.  OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .  25

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------

(In thousands)                             September 27,  December 31,
                                               2002          2001
----------------------------------------------------------------------
                                           (Unaudited)

Current Assets:

Cash and cash equivalents                  $  22,510     $  10,096
Accounts receivable - net                     63,262        60,926
Inventories                                   18,736        19,762
Deferred income taxes                         26,047        25,621
Other                                         14,126        11,179
                                          ----------    ----------
Total current assets                         144,681       127,584
                                           ----------    ----------

Other Assets:

Investments                                    3,737         7,896
Goodwill - net                               187,489       125,409
Intangible assets - net                       13,724         9,312
Deferred income taxes                          7,909         6,604
Refundable contract payments                  24,494        27,563
Other                                         29,354        19,899
                                           ----------    ----------
Total other assets                           266,707       196,683
                                           ----------    ----------

Property, plant and equipment                339,986       334,260
Less accumulated depreciation
   and amortization                          202,358       191,534
                                           ----------    ----------
Property, plant and equipment - net          137,628       142,726
                                           ----------    ----------

Total                                      $ 549,016     $ 466,993
                                           ==========    ==========

See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and            September 27,  December 31,
per share amounts)                            2002           2001
----------------------------------------------------------------------
                                           (Unaudited)
Current Liabilities:

Accounts payable                           $  23,756     $  23,880
Deferred revenues                             45,897        31,240
Accrued liabilities:
   Salaries, wages and employee benefits      29,256        27,077
   Taxes                                      29,781        16,729
   Other                                      14,417        17,230
                                           ----------    ----------
Total current liabilities                    143,107       116,156
                                           ----------    ----------

Long-Term Liabilities:

Long-term debt, less current maturities      138,168       124,118
Other                                         26,221        24,695
                                           ----------    ----------
Total long-term liabilities                  164,389       148,813
                                           ----------    ----------
Total liabilities                            307,496       264,969
                                           ----------    ----------
Shareholders' Equity:

Preferred stock, authorized 500,000
   shares of $1.00 par value, none issued          -             -
Common stock, authorized 144,000,000
   shares of $1.00 par value,
   37,907,497 shares issued                   37,907        37,907
Additional paid-in capital                     2,999             -
Retained earnings                            399,030       372,164
Accumulated other comprehensive
   income(loss)                                 (479)        3,710
Unamortized restricted stock awards           (5,606)       (8,218)
                                           ----------    ----------
                                             433,851       405,563
Less 8,526,048 and 8,977,790 shares
   in treasury - at cost,
   respectively                              192,331       203,539
                                           ----------    ----------
Shareholders' equity                         241,520       202,024
                                           ----------    ----------

Total                                      $ 549,016     $ 466,993
                                           ==========    ==========


See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 27, 2002
                             AND SEPTEMBER 28, 2001
                                   (Unaudited)


                             THREE MONTHS ENDED         NINE MONTHS ENDED
(In thousands, except        SEP 27,     SEP 28,        SEP 27,    SEP 28,
   per share amounts)         2002        2001           2002       2001
---------------------------------------------------------------------------

Net Sales                  $ 189,636   $ 179,563     $ 559,694   $ 558,121
Cost of sales                 99,859      97,881       300,859     307,261
                           ----------  ----------    ----------  ----------
Gross Profit                  89,777      81,682       258,835     250,860
Selling, general and
  administrative expenses     61,374      57,003       190,109     176,254
Amortization of intangibles      898       3,696         2,170      10,742
                           ----------  ----------    ----------  ----------
Income From Operations        27,505      20,983        66,556      63,864
                           ----------  ----------    ----------  ----------

Other Income (Expense):
Interest expense              (1,412)     (2,035)       (4,505)     (7,957)
Investment write-down              -      (7,848)         (303)     (7,848)
Other - net                       51          19            40         (53)
                           ----------  ----------    ----------  ----------
Total Other Expenses - net    (1,361)     (9,864)       (4,768)    (15,858)
                           ----------  ----------    ----------  ----------

Income Before Income Taxes    26,144      11,119        61,788      48,006
Income Taxes                  10,152       6,040        24,086      21,717
                           ----------  ----------    ----------  ----------
Net Income                    15,992       5,079        37,702      26,289

Retained Earnings at
  Beginning of Period        386,560     356,966       372,164     343,998
Cash Dividends                (2,206)     (2,197)       (6,608)     (6,526)
Issuance of treasury and
   deferred shares under
   stock plans                (1,316)       (688)       (4,228)     (4,601)
                           ----------  ----------    ----------  ----------
Retained Earnings at
  End of Period            $ 399,030   $ 359,160     $ 399,030   $ 359,160
                           ==========  ==========    ==========  ==========
Weighted Average Shares
   Outstanding:
     Basic                    29,142      29,254        29,274      29,073
     Diluted                  29,960      30,367        30,594      30,033
Earnings Per Common Share:
     Basic                 $    0.55   $    0.17     $    1.29   $    0.90
     Diluted               $    0.53   $    0.17     $    1.23   $    0.88
Cash Dividends Per
   Common Share            $   0.075   $   0.075     $   0.225   $   0.225


See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2002 AND SEPTEMBER 28, 2001
                                   (Unaudited)

(In thousands)                                            2002         2001
-----------------------------------------------------------------------------

Operating Activities:
Net income                                            $  37,702    $  26,289
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                           42,151       45,240
 Investment write-down                                      303        7,848
 Stock-based compensation                                 8,173        3,739
 Other                                                      835        1,062
 Change in assets and liabilities net of effects
  of businesses acquired:
  Deferred income taxes                                    (838)       3,494
  Accounts receivable                                       183       27,234
  Inventories and other current assets                    1,907       19,306
  Deferred revenues                                       6,154      (15,371)
  Accounts payable and accrued liabilities                7,186         (370)
  Refundable contract payments                           (5,956)      (8,916)
                                                       ---------   ----------
Net cash provided by operating activities                97,800      109,555
                                                       ---------   ----------
Investing Activities:
Purchases of property, plant and equipment              (26,304)     (34,213)
Payment for acquisition of businesses -
  net of cash acquired                                  (71,475)      (1,203)
Proceeds from sale of property, plant and equipment       1,769          332
Notes receivable from Netzee, Inc.                          (82)       1,896
Long-term investments and other assets                     (249)       1,800
                                                       ---------   ----------
Net cash used in investing activities                   (96,341)     (31,388)
                                                       ---------   ----------
Financing Activities:
Purchases of treasury stock                              (5,404)      (7,217)
Issuance of treasury stock                               10,474        6,386
Dividends paid                                           (6,608)      (6,526)
Long-term debt - net                                     13,934      (65,496)
Other - net                                              (1,441)          34
                                                       ---------   ----------
Net cash provided by (used in) financing activities      10,955      (72,819)
                                                       ---------   ----------

Increase in cash and cash equivalents                    12,414        5,348
Cash and cash equivalents at beginning of period         10,096       18,480
                                                      ----------   ----------
Cash and cash equivalents at end of period            $  22,510    $  23,828
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 2002
                                   (Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a normal presentation of the results of operations, financial position and cash flows of the John H. Harland Company and subsidiaries ("Company") for the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made in the 2001 financial statements and notes to financial statements to conform to the 2002 classifications.

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

3.   Acquisitions

On September 20, 2002, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, extended its core systems offering with the acquisition of certain assets and related liabilities of SPARAK Financial Systems, LLC ("SPARAK") for approximately $31.9 million, net of cash acquired. The acquisition agreement includes a contingent purchase payment not to exceed $2.0 million to be made in the event certain growth targets are achieved as defined in the agreement. The contingent purchase payment is payable in 2004 and will be recorded as an increase in goodwill, to the extent such payment is ultimately made. SPARAK was a leading provider of integrated hardware and software systems for community banks.

On July 24, 2002, Scantron Corporation, a wholly owned subsidiary of the Company, acquired EdVISION Corporation ("EdVISION") for approximately $28.7 million, net of cash acquired. Related to the acquisition of EdVISION, the Company entered into an incentive agreement with certain individuals that includes contingent payments to be made in the event certain growth targets are achieved as defined in the incentive agreement. These contingent payments, which will not exceed $2.0 million, are payable during or before 2005 and will be expensed at the time of payment. EdVISION was a leading provider of curriculum development and assessment tools for the education industry.

On May 28, 2002, HFS completed the acquisition of Easy Systems, Inc. for approximately $10.8 million, net of cash acquired. Easy Systems was a software solutions company that provided turnkey branch automation solutions for the community bank market.

The combined purchase price for assets acquired through acquisitions in 2002 totaled $71.5 million, net of cash acquired. Acquired intangible assets totaled $19.1 million with an average weighted life of approximately 7 years. The intangible assets that make up that amount include $10.2 million for developed technology with an average weighted life of 6 years, $4.0 million for customer lists with an average weighted life of 9 years, $2.6 million for trademarks with an average weighted life of 10 years and $2.3 million for content with an average weighted life of 10 years.

The preliminary allocations of the purchase price to the assets and liabilities acquired in 2002 resulted in $61.9 million allocated to goodwill, of which $26.1 million is expected to be deductible for tax purposes. The allocations are subject to refinement as the Company finalizes the valuation of certain assets and liabilities.

The following unaudited pro forma summary presents information as if the 2002 business acquisitions occurred at the beginning of the respective year in which the assets were acquired as well as the beginning of the immediately preceding year (in thousands, except per share amounts):

                                         Nine months ended
                                   Sep 27, 2002    Sep 28, 2001
-------------------------------------------------------------------
Net sales                             $ 576,840       $ 582,896

Net income                            $  35,218       $  23,524

Earnings per common share:
     Basic                            $    1.20       $    0.81
     Diluted                          $    1.15       $    0.79


The unaudited pro forma summary includes adjustments for increased amortization of intangible assets and increased interest expense. The unaudited pro forma summary does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.

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

All acquisitions were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of the acquired businesses have been included in the Company's operations since the particular acquisition. The pro forma effects on results of operations for the 2001 business acquisitions are not material.

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

Application of the provisions of SFAS 142 is expected to result in an increase in net income of approximately $10.4 million for the 2002 year as compared to 2001. The following presents a reconciliation of net income and earnings per share information for the three and nine months ended September 27, 2002 and September 28, 2001 with the 2001 period adjusted for the provisions of SFAS 142 (in thousands, except per share amounts):

                          Three Months Ended        Nine Months Ended
                          Sep 27,    Sep 28,        Sep 27,    Sep 28,
                           2002       2001           2002       2001
                         ---------   --------     ---------   --------
Net income:
 Reported                 $15,992    $ 5,079       $37,702    $26,289
 Add: Goodwill
  amortization,
  net of tax effect             -      2,768             -      7,959
                          -------    -------        ------    -------
 Adjusted                 $15,992      7,847        37,702     34,248

Reduced interest expense
 on assumed conversions
 of convertible
 subordinated debentures        -         34             -        169
                          -------    -------       -------    -------
Net income for diluted
 earnings per share
 calculation              $15,992    $ 7,881       $37,702    $34,417
                          =======    =======       =======    =======
Basic earnings
 per share:
 Reported                 $  0.55    $  0.17       $  1.29    $  0.90
 Add: Goodwill
  amortization,
  net of tax effect             -       0.10             -       0.28
                          -------    -------       -------    -------
 Adjusted                 $  0.55    $  0.27       $  1.29    $  1.18
                          =======    =======       =======    =======

Diluted earnings
 per share:
 Reported                 $  0.53    $  0.17       $  1.23    $  0.88
 Add: Goodwill
  amortization,
  net of tax effect             -       0.09             -       0.27
                          -------    -------       -------    -------
 Adjusted                 $  0.53    $  0.26       $  1.23    $  1.15
                          =======    =======       =======    =======

The changes in the carrying amounts of goodwill by business segment for the nine months ended September 27, 2002 are as follows (in thousands):

                      Printed      Software &
                      Products      Services     Scantron   Consolidated
                    ----------------------------------------------------
Balances as of
 December 31, 2001    $ 24,572     $ 82,128      $ 18,709    $125,409

Purchase price
 allocation/adjustment     138       34,931        27,011      62,080
                      --------     --------      --------    --------
Balances at
 September 27, 2002   $ 24,710     $117,059      $ 45,720    $187,489
                      ========     ========      ========    ========

The Company is completing the review and determination of the fair values of assets acquired and liabilities assumed with regard to acquisitions that occurred in 2002 and late 2001. Accordingly, carrying amounts of goodwill and intangible assets related to those acquisitions may have further adjustments, although such adjustments are not expected to be material.

Intangible assets with definitive lives consist of developed technology, customer lists, trademarks and content. Intangibles were comprised of the following (in thousands):


                   September 27, 2002              December 31, 2001
            -----------------------------   ----------------------------
             Gross                 Net       Gross                Net
            Carrying   Accum.   Carrying    Carrying   Accum.   Carrying
             Amount    Amort.    Amount      Amount    Amort.    Amount
             ---------------------------------   -------------------------------
Developed
 technology  $26,534  $ (8,482)  $18,052    $16,319  $ (5,024)  $11,295
Customer
 lists        27,476   (16,332)   11,144     23,510   (14,198)    9,311
Trademarks     2,616       (36)    2,580          -         -         -
Content        2,300       (39)    2,261          -         -         -
             -------  ---------  -------    -------  ---------  -------
  Total      $58,926  $(24,889)  $34,037    $39,829  $(19,222)  $20,606
             =======  =========  =======    =======  =========  =======


Customer lists amortization expense for the nine months ended September 27, 2002 and September 28, 2001 was $2.1 million for each period. Developed technology amortization expense for the same periods was $3.5 million and $2.7 million, respectively. Carrying amounts of developed technology and content are included in the other assets caption on the balance sheets and the related amortization expense is included in the cost of goods sold caption on the statements of income.

The estimated intangible amortization expense for each of the next five years beginning January 1, 2002 is as follows (in thousands):

            For the year ended December 31,

                 2002     $ 7,313
                 2003     $ 6,931
                 2004     $ 5,973
                 2005     $ 3,717
                 2006     $ 3,417


5.   Income Taxes

The effective income tax rate for the nine-month period ended September 27, 2002 was 38.8% compared to 54.3% for the nine-month period ended September 28, 2001. This decrease was primarily due to the nondeductible portion of goodwill amortization in 2001 that is not in the 2002 period because of the implementation of SFAS 142. Also affecting the decrease was a $1.3 million valuation allowance in 2001 for a portion of the tax benefit related to an investment write-down. The expected effective tax rate for 2002 is 39.5%, excluding the effects of state tax credits and prior year adjustments arising from an Internal Revenue Service ("IRS") examination for the years 1996 through 1998 that were recorded during the nine months ended September 27, 2002.

6.   Inventories

As of September 27, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

                                               2002            2001
------------------------------------------------------------------------
Raw materials and semi-finished goods       $ 16,380        $ 17,309
Finished goods                                 1,898           1,688
Hardware component parts                         458             765
                                            --------        --------
Total                                       $ 18,736        $ 19,762
                                            ========        ========

7.   Long Term Debt

The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks in an amount of $325.0 million. The Credit Facility matures in 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays an annual commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest on the following indices at the Company's option (plus a margin as defined): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including leverage, fixed charge and minimum net worth tests. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At September 27, 2002, the Company had $138.0 million in outstanding cash borrowings, $5.3 million in outstanding letters of credit and $181.7 million available for borrowing under the Credit Facility. In addition to the outstanding letters of credit, the Company has outstanding a surety bond in the amount of $1.1 million issued by an insurance company that covers certain insurance obligations. The average interest rate in effect on outstanding cash borrowings at September 27, 2002, including the effect of the Company's interest rate hedging program, was 4.19%.

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

The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. Both the interest rate swaps and the Credit Facility mature in 2004. The interest rate swaps are structured to amortize on a quarterly basis so that on a percentage basis, they approximate the Company's forecasted cash flows. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. At September 27, 2002, the notional principal amount of interest rate swaps outstanding was $122 million and the average fixed rate in effect on the Company's interest rate swap agreements, including the Company's credit margin, was 4.53%. The net change in fair value of the swaps at September 27, 2002 is reported in other comprehensive income (See Note 8). The swaps are considered to be highly effective. No amounts for hedge ineffectiveness were reported in net income during the nine month periods ended September 27, 2002 and September 28, 2001.

8.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the three and nine month periods ended September 27, 2002 and September 28, 2001 was as follows (in thousands):

                            Three Months Ended        Nine Months Ended
                            Sep 27,     Sep 28,       Sep 27,    Sep 28,
                             2002        2001          2002       2001
------------------------------------------------------------------------
Net income:                $15,992     $ 5,079       $37,702    $26,289
Other comprehensive
 income, net of tax:
 Foreign exchange
  translation adjustments      168          41          (550)       631
 Unrealized losses
  on investments, net
  of $17, ($14), $262 and
  $260 in tax benefits
  (provisions)                (318)     (2,063)       (3,867)   (11,499)
 Changes in fair value of
  cash flow hedging
  instruments, net of $125,
  $885, $49 and $985 in
  tax benefits                (195)     (1,385)          (76)    (1,541)
 Reclassification for
  investment write-down
  included in net income         -       7,848           303      7,848
                           -------     -------       -------    -------
Comprehensive income       $15,647     $ 9,520       $33,512    $21,728
                           =======     =======       =======    =======

9.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three and nine month periods ended September 27, 2002 and September 28, 2001 is as follows (in thousands, except per share amounts):

                              Three Months Ended      Nine Months Ended
                               Sep 27,    Sep 28,     Sep 27,    Sep 28,
                                2002       2001        2002       2001
------------------------------------------------------------------------
Computation of basic earnings per common share:

Numerator
  Net Income                  $ 15,992   $  5,079    $ 37,702   $ 26,289
                              --------   --------    --------   --------
Denominator
  Weighted average shares
  outstanding                   29,046     29,178      29,181     29,003

  Weighted average deferred
  shares outstanding under
  non-employee directors
  compensation plan                 96         76          93         70
                              --------   --------    --------   --------
  Shares outstanding for
  basic earnings per share
  calculation                   29,142     29,254      29,274     29,073
                              --------   --------    --------   --------

Basic earnings per share      $   0.55   $   0.17    $   1.29   $   0.90
                              ========   ========    ========   ========

Computation of diluted earnings per common share:

Numerator
  Net Income                  $ 15,992   $  5,079    $ 37,702   $ 26,289

  Reduced interest expense
  on assumed conversions of
  convertible subordinated
  debentures                         -         34           -        169
                              --------   --------    --------   --------
  Net income for diluted
  earnings per share
  calculation                   15,992      5,113      37,702     26,458
                              --------   --------    --------   --------
Denominator
  Basic weighted average
  shares outstanding            29,142     29,254      29,274     29,073

  Dilutive effect of stock
  options and restricted
  stock grants                     818        974       1,320        740

  Assumed conversions
  of convertible subordinated
  debentures                         -        139           -        220
                              --------   --------    --------   --------
  Shares outstanding for
  diluted earnings per share
  calculation                   29,960     30,367      30,594     30,033
                              --------   --------    --------   --------

Diluted earnings per share    $   0.53   $   0.17    $   1.23   $   0.88
                              ========   ========    ========   ========

10.   Business Segments

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions. The Software and Services ("Software & Services") segment is focused on the financial institution market and includes lending and mortgage origination and closing applications, database marketing software, core systems applications and business intelligence solutions. The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions, curriculum development and assessment tools and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

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

Selected summarized financial information for 2002 and 2001 periods were as follows (in thousands):

                                   Business Segment
                           -------------------------------
                            Printed    Software &             Corporate &   Consoli-
                            Products   Services   Scantron   Eliminations   dated
-----------------------------------------------------------------------------------
Three months ended September 27, 2002:
Net sales                  $  128,322  $ 31,600   $ 30,158   $   (444)   $ 189,636
Income (loss)                  21,637     3,965      9,377     (8,835)      26,144
Identifiable assets           222,214   175,504     82,738     68,560      549,016

Three months ended September 28, 2001:
Net sales                  $  126,392  $ 28,360   $ 25,129   $   (318)   $ 179,563
Income (loss)                  19,977       425      7,800    (17,083)      11,119

Nine months ended September 27, 2002:
Net sales                  $  387,589  $ 93,833   $ 79,649   $ (1,377)   $ 559,694
Income (loss)                  62,996    10,365     22,750    (34,323)      61,788

Nine months ended September 28, 2001:
Net sales                  $  397,949  $ 89,524   $ 71,538   $   (890)   $ 558,121
Income (loss)                  68,470    (3,249)    18,571    (35,786)      48,006


11.  Contingencies

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

12.   Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections". One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002. The Company does not believe the adoption of SFAS 145 will have a material effect on the Company's financial position or results of operations.

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

13.   Subsequent Events

On October 15, 2002, HFS acquired INTERLINQ Software Corporation ("INTERLINQ") for $6.25 per share. The purchase price, including fees and expenses, was approximately $34 million less INTERLINQ's cash balance of approximately $7 million and short-term investments of approximately $3 million. The Company expects the purchase price allocation will include in-process research and development costs in the range of $3.0 - $4.0 million which will be expensed at acquisition. INTERLINQ is the industry leader in mortgage loan production and servicing systems, with relationships with more than 1,400 mortgage lenders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions.

The Software and Services segment ("Software & Services") is focused on the financial institution market and includes lending and mortgage origination and closing applications, database marketing software, core systems applications and business intelligence solutions.

The Scantron segment ("Scantron") includes scanning equipment and software, scannable forms, survey solutions, curriculum development and assessment tools and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

RESULTS OF OPERATIONS THIRD QUARTER 2002 VERSUS 2001

Consolidated net sales were $189.6 million for the quarter ended September 27, 2002 compared to $179.6 million for the quarter ended September 28, 2001, an increase of 5.6%.

Printed Products sales totaled $128.3 million and $126.4 million for the third quarters of 2002 and 2001, respectively, a year over year increase of 1.5%. Sales for the traditional check printing operations increased over 2001 but the related check volume was down 6.0%. The volume decline was primarily attributable to the loss of certain large customers during 2001, an acquisition conversion for a customer in 2001 that provided non-recurring volume and a decline in orders received from a direct check marketer. The impact of the volume decline was moderated by an improvement of 7.8% in average price per unit attributable to price increases implemented in July 2002 and August 2001 as well as to a lower volume of less favorably priced business. Computer check sales and related products also increased in 2002 compared to 2001 due to a fulfillment program for a software customer initiated in late 2001 and to increases in the commercial referral business from financial institutions. Sales decreased in direct marketing activities due primarily to fewer openings of brokerage accounts, a general decline in large mass mail jobs and a continued slowdown in direct mail campaigns for credit card companies.

Software & Services sales increased 11.3% from $28.4 million in the third quarter of 2001 to $31.6 million in the third quarter of 2002. The increase in sales was due in part to the acquisition of Easy Systems, Inc. in May 2002 (see
Note 3 to Condensed Consolidated Financial Statements included in this report). Sales also increased in the core systems product line, lending products, customer relationship management software and analytical services. Sales in core systems increased due to higher initial license sales and maintenance revenues. Sales of lending products and services increased due to higher license sales of Laser Pro(R) and financial.center(TM) products. The sales increase was due to a higher proportion of book and ship sales during the quarter compared with a higher proportion of term license agreements in 2001. Revenue recognition for term agreements is deferred from the current period into future periods. This sales increase is a change in the trend experienced in 2001 and the first half of 2002. The sales increase was partially offset by a decrease in mortgage lending and business intelligence solutions due to the decision by a major customer to bring software development in-house in late 2001 and due to the sunsetting of certain database marketing products in 2001.

Scantron's sales for the third quarter increased 20.3% from $25.1 million in 2001 to $30.2 million in 2002. The increase was principally due to the acquisitions of EdVISION in July 2002 and Scanning Systems in October 2001 (see
Note 3 to Condensed Consolidated Financial Statements included in this report). Internal growth in field services also contributed to the sales increase. Increases in sales of scannable forms were offset by reduced sales of optical mark reading equipment due to a trend in data collection methods from optical mark reading to imaging and direct input methods.

Consolidated gross profit increased by 9.9% from $81.7 million in the third quarter of 2001 to $89.8 million in the third quarter of 2002, and increased as a percentage of sales from 45.5% in 2001 to 47.3% in 2002. The improvement was due to the increase in sales, cost management and productivity improvement initiatives and a favorable change in sales mix. As a percentage of sales, Printed Products gross margin was 39.4% in 2002 compared to 37.4% in 2001. Printed Products gross profit increased $3.3 million due to the increase in sales and to increased efficiency from process improvements and new technology. Printed Products gross margin increase was negatively impacted by a decrease in check volumes in 2002. Software & Services gross profit increased 9.6% from 2001 due to the acquisition of Easy Systems and higher sales in core system applications and lending products and services. As a percentage of sales, Software & Services gross profit decreased to 68.4% in 2002 from 69.5% in 2001 due primarily to a change in sales mix. Scantron's gross profit increased by 19.6% from 2001 primarily due to acquisitions, change in sales mix and improved margins in existing products and services. As a percentage of sales, Scantron's gross profit was essentially flat at 58.5% in 2002 compared to 58.7% in 2001.

Consolidated selling, general and administrative expenses ("SG&A") increased by $4.4 million or 7.7% in the third quarter of 2002 from 2001. These expenses as a percentage of sales were 32.4% in 2002 compared to 31.7% in 2001. The increase in SG&A expenses was due to the impact of acquired operations, higher expenses for customer care infrastructure initiatives in Printed Products, the move of customer service activities in-house which were provided by an outsource provider in prior years and increased marketing expenditures. Third quarter 2001 SG&A included a $2.4 million charge for stock-based compensation costs related to the accelerated vesting of certain restricted stock awards as a result of the Company's favorable stock price performance.

Amortization of intangibles decreased to $0.9 million in the third quarter of 2002 compared to $3.7 million in the third quarter of 2001. The primary reason for the decrease was the elimination in 2002 of goodwill amortization pursuant to a new accounting standard. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis (see Note 4 to Condensed Consolidated Financial Statements included in this report).

Consolidated income from operations increased $6.5 million from $21.0 million in the third quarter of 2001 to $27.5 million in the third quarter of 2002 due to the increase in gross profit and the elimination of goodwill amortization in 2002, partially offset by the increase in SG&A expenses.

Other Income (Expense) decreased by $8.5 million from an expense of $9.9 million in 2001 to an expense of $1.4 million in 2002 primarily due to a write-down of $7.8 million in the third quarter of 2001 of the Company's equity investment in Netzee, Inc. The decrease was also due to lower interest expense which decreased $0.6 million from 2001 due to lower interest rates in 2002 compared with 2001 and also to a decrease in debt levels outstanding during 2002 compared with 2001.

Consolidated income before income taxes increased $15.0 million from $11.1 million in the third quarter of 2001 to $26.1 million in the third quarter of 2002 due to increased income from operations, the write-down of an equity investment in the third quarter of 2001 and lower interest expense.

The Company's consolidated effective income tax rates were 38.8% and 54.3% for the three-month periods ended September 27, 2002 and September 28, 2001, respectively. The lower effective rate in 2002 resulted primarily from a $1.3 million valuation allowance in 2001 for a portion of the capital loss tax benefit related to the write-down of the investment in Netzee and the elimination of goodwill amortization, most of which was nondeductible for tax purposes. Also affecting the tax rate in 2002 were state tax credits and adjustments related to prior years due to the conclusion of an IRS examination for the years 1996 through 1998 that were recorded during the quarter.

The Company's net income for the third quarter of 2002 was $16.0 million compared to $5.1 million for 2001. Basic and diluted earnings per share were $0.55 and $0.53, respectively, for the third quarter of 2002 compared to basic and diluted earnings per share of $0.17 for the same period in 2001. Included in the third quarter of 2001 were amortization of goodwill, charges for the write-down of the investment in Netzee, compensation costs associated with accelerated vesting of certain restricted stock grants and severance costs related to a plant consolidation. Adjusting for these items, diluted earnings for the third quarter of 2001 were $0.51 per share on a comparable basis with 2002.

RESULTS OF OPERATIONS YEAR TO DATE 2002 VERSUS 2001

Consolidated net sales were $559.7 million for the nine months ended September 27, 2002 compared to $558.1 million for the nine months ended September 28, 2001.

Printed Products sales totaled $387.6 million and $398.0 million for the first nine months of 2002 and 2001, respectively. Lower volumes in traditional check printing operations, which decreased 8.2% in 2002 from 2001, accounted for a majority of the decrease in Printed Product sales. The volume decline was primarily attributable to the loss of certain large customers in 2001 and a decline in orders received from a direct check marketer. The impact of these two factors was moderated by an improvement of 4.5% in average price per unit primarily due to lower volume with the direct check marketer that is less favorably priced and also to price increases. Sales in direct marketing also decreased due to the general economic slowdown which resulted in lower credit card promotions and fewer openings of brokerage accounts. Partially offsetting those sales decreases were sales in computer checks and related products which increased in 2002 compared to 2001 due to a fulfillment program for a software customer initiated in late 2001 and increases in commercial referral business from financial institutions.

Software & Services sales for the first nine months increased from $89.5 million in 2001 to $93.8 million in 2002. The sales increase was due in part to the acquisition of Easy Systems in May 2002 (see Note 3 to Condensed Consolidated Financial Statements included in this report) and also to increased sales in core systems applications, customer relationship management applications and branch automation applications. The increase in sales was partially offset by decreases in sales of mortgage lending and business intelligence solutions primarily due to a major customer that decided to bring software development in-house in late 2001. Sales of lending and account opening software applications were lower in 2002 compared to 2001 primarily due to a trend of a higher proportion of term license agreements during 2001 and the first six months of 2002 whereby revenue recognition is deferred from the current period into future periods. This trend changed during the third quarter of 2002 with a higher proportion of book and ship sales which are recognized as revenue when shipped. The change in the third quarter was not significant enough to offset the effect of higher term license sales during the first six months of 2002.

Scantron's sales for the first nine months increased approximately 11.3% from $71.5 million in 2001 to $79.6 million in 2002. The increase was due in part to the Scanning Systems and EdVISION acquisitions made by Scantron during 2001 and 2002 (see Note 3 to Condensed Consolidated Financial Statements included in this report), internal growth in field services and growth in sales of imaging products. Increases in sales of scannable forms were offset by reduced sales of optical mark reading equipment due to a trend in data collection methods from optical mark reading to imaging and direct input methods.

Consolidated gross profit increased by 3.2% from $250.9 million to $258.8 million in the first nine months of 2002 from the same period in 2001 and increased as a percentage of sales from 44.9% in 2001 to 46.2% in 2002. Printed Products gross profit decreased 1% in 2002 from 2001 due to lower volumes in checks and direct marketing. As a percentage of sales, Printed Products gross margin was 38.6% in 2002 compared to 38.0% in 2001 due to price increases, a change in sales mix and increased efficiency from process improvements and new technology. In 2001, Printed Products gross margin was negatively impacted by $0.5 million of severance costs related to a plant consolidation. Software & Services' gross profit, as a percent of sales, increased to 68.7% in 2002 from 67.0% in 2001. Scantron's gross profit increased by 13.5% from 2001 and increased as a percentage of sales to 56.4% in 2002 from 55.3% in 2001 due to efficiencies realized from acquisitions and improved margins in existing products and services.

Consolidated SG&A expenses increased by $13.9 million or 7.9% in the first nine months of 2002 compared to the first nine months of 2001. These expenses as a percentage of sales were 34.0% in 2002 compared to 31.6% in 2001. The increase was due primarily to stock-based compensation that totaled $8.2 million in 2002 compared to $3.7 million in 2001. The increase in stock-based compensation was primarily due to a $6.0 million charge related to accelerated vesting of certain restricted stock grants in the first quarter of 2002, net of the resulting reduction of amortization expense for the first nine months of 2002. These grants vested as a result of the Company's favorable stock price performance. Stock-based compensation in the third quarter of 2001 included a charge of $2.4 million for accelerated vesting of restricted stock awards. SG&A was unfavorably impacted in 2002 by the move of customer service activities in-house which were provided by an outside provider in prior years, increases in marketing expenditures, higher expenses for customer care infrastructure initiatives, upgrade expenses for the Company's ERP system, severance expenses related to management reductions in 2002 and the impact of acquisitions.

Amortization of intangibles decreased $8.5 million to $2.2 million in the first nine months of 2002 compared to $10.7 million in 2001, primarily due to the elimination of goodwill amortization in 2002.

Consolidated income from operations increased $2.7 million to $66.6 million for the first nine months of 2002 from $63.9 million in 2001 due to the increase in gross profit and the elimination of goodwill amortization in 2002, partially offset by increases in stock-based compensation and other SG&A expenses in 2002.

Other Income (Expense) decreased by $11.1 million from an expense of $15.9 million in 2001 to an expense of $4.8 million in 2002. The decrease was primarily due to a $7.8 million write-down in 2001 of the Company's equity investment in Netzee and to decreased interest expense. Interest expense was lower in 2002 due to lower interest rates and lower levels of debt outstanding in 2002 compared with 2001.

Consolidated income before income taxes increased $13.8 million to $61.8 million in 2002 compared to $48.0 million in 2001.

The Company's consolidated effective income tax rates were 39.0% and 45.2% for the nine-month periods ended September 27, 2002 and September 28, 2001, respectively. The decrease in the effective income tax rate was primarily due to the impact of SFAS 142 which eliminated goodwill amortization in 2002, most of which was nondeductible for tax purposes, and to a $1.3 million valuation allowance included in 2001 for a portion of the capital loss tax benefit related to the write-down of the investment in Netzee. Also affecting the tax rate in 2002 were state tax credits and adjustments related to prior years due to the conclusion of an IRS examination for the years 1996 through 1998 that were recorded during the nine months ended September 27, 2002.

The Company's net income for the first nine months of 2002 was $37.7 million compared to $26.3 million for 2001. Basic and diluted earnings per share were $1.29 and $1.23, respectively, for the first nine months of 2002 compared to basic and diluted earnings per share of $0.90 and $0.88, respectively, for the same period in 2001. Included in 2002 were charges for accelerated vesting of stock grants and the write-down of an investment which reduced diluted earnings by $0.13 per share net of the resulting reduction of amortization expense for the period. Included in 2001 were amortization of goodwill, charges for the write-down of the investment in Netzee, costs associated with accelerated vesting of stock-based compensation and severance costs related to a plant consolidation. Adjusting for these items, comparable diluted year-to-date earnings for 2001 were $1.40 per share.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities of $97.8 million for the first nine months of 2002 decreased $11.8 million compared to $109.6 million for the first nine months of 2001 due primarily to changes in working capital. Those changes primarily consisted of an income tax refund received in 2001 and improvement in 2001 in the collection of past due accounts receivable. Other sources of cash were $13.9 million from increased borrowings and $10.5 million from proceeds received for common stock issued under the Company's stock option and employee stock purchase plans. The primary uses of funds in the first nine months of 2002 were for the acquisition of new businesses, capital expenditures, refundable customer contract payments, dividend payments to shareholders and purchases of treasury stock.

In March 2000, the Company's Board of Directors authorized the purchase of up to
2.9 million shares of the Company's outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During the first nine months of 2002, the Company purchased 203,600 shares of its common stock under this authorization at a cost of approximately $5.4 million. As of September 27, 2002, a total 648,746 shares have been purchased under the share purchase authorization at an average cost of $22.34 per share.

Purchases of property, plant and equipment totaled $26.3 million in the first nine months of 2002, compared to $34.2 million in 2001. Capital expenditures during both periods were primarily for digital printing equipment and customer care infrastructure initiatives in Printed Products. At the end of the third quarter, the Company was fully operational with digital printing technology in all of its domestic personal check imprint operations. The Company's customer care infrastructure initiatives focus on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers. The Company currently estimates it will spend approximately $60.0 million on customer care infrastructure initiatives over a four-year period ending in 2004 with a majority of the expenditures being incurred by the end of 2003. The total anticipated expenditures include capital expenditures of approximately $38.0 million. Through September 27, 2002, $26.6 million has been expended on these initiatives, of which $19.4 million was capitalized. Total capital expenditures for the Company are currently expected to be approximately $33-$35 million in 2002.

As of September 27, 2002, the Company's accumulated other comprehensive income
(loss) totaled ($0.5) million and consisted of net unrealized gains on investments, net unrealized losses on cash flow hedging instruments and foreign currency translation adjustments. In June 2002, the Company's equity investment in Netzee was written down by $0.3 million to its market value due to the Company's evaluation that the decline in the value of Netzee stock was other than temporary.

The Company has a $325.0 million revolving Credit Facility with a syndicate of banks. The Credit Facility matures in 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. As of September 27, 2002, direct borrowings totaled $138.0 million under the facility. There were $5.3 million in outstanding letters of credit, which were issued under the Credit Facility, leaving $181.7 million available for borrowings at September 27, 2002.

On September 27, 2002, the Company had $22.5 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under the Credit Facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs for the foreseeable future. Management is not aware of any condition that would materially alter this trend.

The following table aggregates the Company's contractual obligations and commitments with definitive payment terms which will require significant cash outlays in the future. The annual commitment amounts as of September 27, 2002 are (in millions):

Contractual                            Payments Due by Period
Obligations       -----------------------------------------------------------
and Commitments         Total     2003      2004     2005     2006     2007+
-----------------------------------------------------------------------------
Long-term debt         $138.1   $  0.1   $ 138.0   $    -   $     -   $    -
Leases                   82.0     13.9      11.7     10.7       9.5     36.2
Acquisition related
 contingent payments      4.0        -       2.0      2.0         -        -
-----------------------------------------------------------------------------
   Total               $224.1   $ 14.0   $ 151.7   $ 12.7   $   9.5   $ 36.2
=============================================================================

The Company believes that it possesses sufficient unused debt capacity and access to capital markets to pursue additional acquisition opportunities.

ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections". One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002. The Company does not believe the adoption of SFAS 145 will have a material effect on the Company's financial position or results of operations.

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

OUTLOOK

The Company believes that its financial position continues to be strong and expects a positive cash flow from operations in all business segments in 2002. The Company projects an increase in the Printed Products segment's profits during the last quarter of 2002 compared with the same period in 2001 due to price increases and the implementation of new technology and process improvements. The Company anticipates the Software & Services segment's profitability will continue to improve during the last quarter of 2002 due primarily to the elimination of goodwill amortization. The Scantron segment is also projected to increase sales and profits during the last quarter in 2002 through internal growth and the impact of acquisitions.

With the current soft economy, the loss of a major customer, the current level of spending on customer care infrastructure and recent pricing trends in Printed Products, the Company is cautious about its outlook for 2003. In addition to these factors the Company is not projecting its direct marketing business to increase from current levels in the near term. Accordingly, the Company does not expect 2003 earnings to exceed expected 2002 earnings after taking into account unusual charges of approximately $0.22 per share in 2002 which includes a preliminary estimate of $0.10 per share for an expected in-process research and development charge related to the fourth quarter acquisition of INTERLINQ (see
Note 13 to Condensed Consolidated Financial Statements included in this report).

CRITICAL ACCOUNTING POLICIES

The Company has identified certain of its accounting policies as critical to its business operations and the understanding of its results of operations. These policies include revenue recognition, impairment of long-lived assets, goodwill and other intangibles, software and other development costs and income taxes.

The Company considers its revenue recognition policy as critical to its reported results of operations primarily in its Software and Services segment. For a portion of its sales, this segment utilizes estimates of efforts to complete a project in percentage of completion calculations to recognize revenue from licensing of software with significant amounts of tailoring and/or customization. Due to uncertainties inherent in these estimates, actual results, including the amounts of revenue and expenses recognized, could differ from those estimates.

The Company reviews investments, long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the asset. In the third quarter of 2001 and in the second quarter of 2002, the Company recorded charges of $7.8 million and $0.3 million, respectively, before income taxes for a write-down of an equity investment.

The Company makes estimates and assumptions regarding future cash flows in its review of the carrying values of goodwill and other intangibles to assess recoverability. If these estimates and assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company analyzes its goodwill for impairment on an annual basis. In 2002, the Company engaged an independent valuation firm to perform a goodwill impairment test. Based upon the analysis, there was no impairment of goodwill.

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

As a matter of due course, the Company and its subsidiaries are subject to various Federal and State tax examinations. The Company believes that it is in compliance with the various Federal and State tax regulations imposed and such returns and reports filed with respect to such tax regulations are materially correct. The results of these various Federal and State tax examinations could produce both favorable and unfavorable adjustments to the Company's total tax expense either currently or on a deferred basis. At such time when a favorable or unfavorable adjustment is known, the effect on the Company's consolidated financial statements is recorded.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company are held for purposes other than trading. The Company is exposed to primarily two types of market risks: interest rate and equity price.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. At September 27, 2002, the Company had outstanding variable rate debt of $138.0 million. In order to manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. At September 27, 2002, the notional principal amount of interest rate swaps outstanding was $122 million. The Company believes that its interest rate risk at September 27, 2002 was minimal. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes.

The fair value of the swaps, which represent what the Company would have to pay to terminate the swaps, reflected a loss of $2.3 million ($1.4 million net of income taxes) at September 27, 2002. The fair value of the swaps was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive income, a component of shareholders' equity. Charges and credits to other comprehensive income for interest rate swap agreements that are not terminated early will net to zero over the term of the agreements.

Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. and Netzee Inc. The change in market value has been accounted for as a component of other comprehensive income until management determines that an other than temporary decline in market value has occurred at which time a loss is recognized in current earnings. In June 2002, the Company's management determined that the decline in Netzee's market value was other than temporary. The investment was written down to its market value resulting in a recognized loss of $0.3 million. The following presents the Company's investment in Bottomline and Netzee reflecting the high and low closing market prices for the nine months ended September 27, 2002 (in thousands):

                                  Carrying
                                   Value(a)     High(b)       Low(b)
-------------------------------------------------------------------------
Investment in:
  Bottomline                      $ 1,734        $ 6,250       $ 2,293
  Netzee                              138          1,540           138

(a)        Based on market value as of September 27, 2002.
(b)        Based on quoted market prices for these items.

Item 4.  Controls and Procedures

Within the 90 days prior to this report, the Company evaluated, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14 and Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in its periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

11.1     Computation of Per Share Earnings.+


99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K

There were no reports filed on Form 8-K for the quarterly period ended September 27, 2002.

--------
+ Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 9 to the Condensed Consolidated Financial Statements included in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY


         11/11/2002                         /s/ J. Michael Riley
Date:  _________________               By:_____________________________
                                          J. Michael Riley
                                          Vice President and Controller
                                          (Duly Authorized Officer and
                                          Chief Accounting Officer)



                               CERTIFICATIONS

I, Timothy C. Tuff, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of John H. Harland Company;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                                           /s/ Timothy C. Tuff
                                          -----------------------
                                          Timothy C. Tuff
                                          Chairman and
                                          Chief Executive Officer

I, Charles B. Carden, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of John H. Harland Company;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                                           /s/ Charles B. Carden
                                          -----------------------
                                          Charles B. Carden
                                          Vice President and
                                          Chief Financial Officer