Form 10-K
period 2002-12-31
HARLAND JOHN H CO
filed 2003-03-26
CIK 45599

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-K

(Mark One)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.| |

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes X    No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on June 28, 2002 was $821,046,299.

The number of shares of the Registrant's Common Stock outstanding on March 21 2003, was 27,748,058.

A portion of the Registrant's Proxy Statement dated March 19, 2003, is incorporated by reference in Part III hereof.

                    John H. Harland Company and Subsidiaries
                       Index to Annual Report on Form 10-K

                                                                      Page

                             Part I

Item 1:         Business                                               3

Item 2:         Properties                                             8

Item 3:         Legal Proceedings                                      8

Item 4:         Submission of Matters to a Vote of Security Holders    9

                Executive Officers of the Registrant                   9


                             Part II

Item 5:         Market for the Registrant's Common Equity and
                Related Stockholder Matters                            9

Item 6:         Selected Financial Data                               10

Item 7:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   10

Item 7A:        Quantitative And Qualitative Disclosures About
                Market Risk                                           10

Item 8:         Financial Statements and Supplementary Data           10

Item 9:         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                10



                            PART III

Item 10:        Directors and Executive Officers of the Registrant    10

Item 11:        Executive Compensation                                10

Item 12:        Security Ownership of Certain Beneficial Owners
                and Management                                        10

Item 13:        Certain Relationships and Related Transactions        11

Item 14:        Controls and Procedures                               11


                             PART IV


Item 15:        Exhibits, Financial Statement Schedule and
                Reports on Form 8-K                                   12

PART I
ITEM 1.  BUSINESS

General

         John H. Harland Company (the "Company") is a Georgia corporation incorporated in 1923. The Company is a leading provider of printed products and software sold to financial institutions, including banks, credit unions, brokerage houses and financial software companies. The Company's subsidiary, Scantron Corporation ("Scantron") is a leading provider of data collection, testing and assessment products and maintenance services sold primarily to the educational, financial institution and commercial markets.

         The Company serves its major markets through three primary business segments: Printed Products, Software and Services and Scantron. Each of these three segments is described below. Reference is made to Note 14 of the Notes to Consolidated Financial Statements on page F39 of this Annual Report on Form 10-K with respect to information concerning the Company's business segments, including segment sales for each of the last three fiscal years.

Recent Developments

         The Company completed four acquisitions in 2002, each of which the Company believes strengthens its position in key market segments. The four acquisitions were:

         Easy Systems, Inc., acquired in May 2002. Easy Systems was a provider of branch automation solutions primarily for the community bank market. The acquired operations are now part of the Company's Software and Services segment.

         EdVISION Corporation, acquired in July 2002. EdVISION was a provider of curriculum development and assessment tools for the education industry. The acquired operations are now part of the Company's Scantron segment.

         SPARAK Financial Systems, LLC, acquired in September 2002. SPARAK was a provider of core systems for community banks. The acquired assets are now part of the Company's Software and Services segment.

         INTERLINQ Software Corporation, acquired in October 2002. INTERLINQ was a provider of mortgage loan production and servicing systems. The acquired operations are now part of the Company's Software and Services segment.

         Recent developments also include the appointment of John Heald as president of Harland Printed Products in December 2002. Mr. Heald now directs the operations of the Company's Printed Products segment.

         The Company's three business segments introduced a number of new products and services in 2002. The Company believes these new products and services help strengthen its relationships with customers and its position in the marketplace. These new products are described below.

Printed Products

         The Printed Products segment ("Printed Products") includes the Company's checks operations, as well as its direct marketing business and computer checks and forms business. Segment sales of $523.6 million accounted for 68% of the Company's consolidated sales in 2002.

         Printed Products' traditional products are checks and forms, including personal and business checks and computer checks, as well as internal bank forms. Printed Products also produces a variety of financial documents in conjunction with personal or small business financial software packages.

         Printed Products has two primary competitors in the sale of checks to financial institutions. They are national financial printers that specialize in check printing, one of whom has substantially greater sales and financial resources than the Company. The Company believes that the competitive factors influencing buying decisions within the Printed Products segment include pricing (which in certain circumstances may include significant upfront contract incentive payments), service, quality, and the ability to increase customer operational efficiencies and profitability. The Company has lost business with some of its larger customers, primarily due to competitive pricing, resulting in lower volumes and profitability. There is no assurance that the Company will not lose other significant customers or that any such losses could be offset by the addition of new customers. Other competitive pressures on the Printed Products segment include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems.

         Printed Products markets its products and services primarily in the United States. Printed Products has three distinct sales forces. Two of the sales forces focus on the financial institution market, including community, regional and national banks, credit unions and brokerage houses. One sales force sells primarily checks and forms and the other sells direct marketing and investment services products. The third sales force concentrates on financial software companies and office supply superstores.

         Printed Products maintains 14 production facilities in the United States, which consist of nine imprint plants, two computer checks facilities, one facility dedicated to direct marketing and brokerage productions and two forms and specialty production facilities. Printed Products also has an imprint facility in Puerto Rico. The Company has a 51% ownership in a check-printing company in Mexico, which has one production facility.

         In 2000, Printed Products began converting its imprint facilities from offset printing to digital printing technology, which the Company believes is a more efficient technology. By the end of 2002, all of the Company's domestic imprinting facilities had been converted to digital technology. The conversion of all nine facilities cost approximately $45 million.

         Printed Products has brought customer service for its personal checks business back in-house, a program that began in 2000 and concluded in early 2002. Customer service for this part of the Company's business had been outsourced in 1996. The Company is now investing in new systems and infrastructure for its customer service operations, which it believes will help Printed Products improve service and functionality for its customers and increase revenue per unit for Printed Products. The new systems are expected to cost approximately $60 million over the four-year period ending in 2004, of which approximately $38.0 million will be capital expenditures. As of December 31, 2002, $30.1 million has been expended on these initiatives, of which $21.4 million was capitalized.

         Principal raw materials used by Printed Products include safety paper, form paper and MICR bond paper. Printed Products purchases other material, such as vinyl, inks, checkboards, packaging material and miscellaneous supplies, from a number of suppliers. The Company believes that adequate raw materials will be available to support Printed Products' operations.

         The Company believes that the loss of any one customer in the Printed Products segment would not have a materially adverse effect on the Company's consolidated operations.

Software and Services

         Software and Services operations are conducted through Harland Financial Solutions, Inc. ("HFS"), a wholly-owned subsidiary of the Company, and are composed of Delivery Systems, Retail Solutions, Core Systems, Mortgage Solutions and Analytical Services. HFS sells a variety of products and services that are designed to help its customers strengthen profitable relationships with their customers. These products and services include lending and mortgage origination and servicing applications, database marketing software, core processing systems, customer relationship management ("CRM") software, branch automation and business intelligence solutions. Segment sales for 2002 were $138.1 million, which accounted for 18% of consolidated sales.

         Delivery Systems sells loan and deposit origination and compliance software to the financial institution market. The Company believes that Delivery Systems sells the most complete product suite in the industry, including solutions for lending, account opening, sales management and loan underwriting. Competition within this market varies by financial institution size, but the Company believes Delivery Systems is a market leader. One of the Company's new offerings is financial.center, a web-based loan and deposit origination solution that was introduced in 2002.

         Retail Solutions helps financial institutions increase the profitability of customer relationships through CRM software and branch automation software.

         Retail Solutions' CRM software, Touche(TM), is an enterprise-wide system that allows financial institutions to manage every aspect of the customer relationship. The Company believes it is one of the most complete CRM solutions designed specifically for financial institutions.

         Retail Solutions' software allows financial institutions to analyze the profitability of customer relationships at both the account and household level. It can also enable financial institutions to import data, such as demographic and geographic information, that help identify products that customers are most likely to purchase. Financial institutions use this information to implement targeted marketing campaigns.

         Retail Solutions' branch automation solutions provide comprehensive sales, service and contact management capabilities for the branch office or telephone banking center. The acquisition of Easy Systems expanded HFS's presence in the branch automation market for community banks and credit unions.

         Core Systems sells host processing application software to both credit unions and banks. Its products centralize customer information and offer real-time processing of transactions from every delivery channel. HFS has integrated its core processing solution for credit unions, the ULTRADATA System(TM), with 10 other Harland products and services and believes that this is an example of how HFS can differentiate itself in the market. The acquisition of SPARAK expanded HFS's core processing solutions into the community bank market.

         Mortgage Solutions provides mortgage loan origination, production and servicing solutions. The Company believes that the acquisition of INTERLINQ gives HFS a leadership position in this market segment. Like Delivery Systems, Mortgage Solutions is largely a compliance business.

         Analytical Services sells behavioral model services to financial institutions, enabling them to, among other things, identify their customers most at risk for switching financial institutions, as well as a consumer's propensity to purchase a financial product and the financial product a consumer is most likely to purchase next.

         HFS backlog, which consists primarily of contracted products and services prior to delivery, was $43.9 million and $29.8 million for the years ended December 31, 2002 and 2001, respectively. The Company expects to fill substantially all of such backlog within the current year.

         The market for providing technological solutions to financial institutions is highly competitive and fragmented. The Company believes there is one other company that competes with all HFS business units and there are two other competitors whose product offerings compete with product offerings of several, but not all, HFS business units. There are also other competitors that offer one or more specialized products or services that compete with the Software and Services segment. The Company believes that competitive factors influencing buying decisions for HFS product offerings include product features and functionality, customer support, price and vendor financial stability.

         The Company believes that the loss of any one customer in the Software and Services segment would not have a materially adverse effect on the Company's consolidated operations.

Scantron

         Scantron was founded in 1972 and acquired by the Company in 1988. Scantron is a leading provider of data collection, testing and assessment and field maintenance services. Its products and services include scannable forms, scanning equipment, imaging software, survey services and curriculum development and assessment tools. Field maintenance services include installation, maintenance and repairs for computer and related equipment, as well as Scantron optical mark recognition equipment. Segment sales for 2002 were $107.8 million, which accounted for 14% of consolidated sales.

         Scantron has a solid leadership position in the in-classroom education market, where more than 90% of all high schools and 80% of all colleges and universities use a Scantron product. In addition to the traditional Scantron system, which consists of a scanner, forms and software, Scantron has introduced new products for the education market. One of these products is Classroom Wizard(TM), which the Company believes is the first real-time testing solution for the in-classroom education market. It allows students take tests using handheld devices that provide instantaneous feedback to both the student and teacher.

         Scantron expanded the products and services it sells to the education market with the acquisition of EdVISION. EdVISION's products include Performance Series(TM), which enables educators to assess a student's grade-level proficiency in a number of subjects and Curriculum Designer(TM), which allows educators to develop comprehensive education plans aligned to state and national education standards.

         Scantron also provides a total solution for customers' forms-based transactions, including printing, distributing, processing and electronic archiving.

         Scantron's markets are diverse and competitive. In addition to the education market, Scantron markets its products to the commercial and financial institution markets. The Company believes Scantron is the second-largest provider of data collection systems to commercial and educational markets in the United States. The Company believes that factors influencing the buying decisions within the Scantron segment include pricing, service, quality, product offerings and the ability to customize programs.

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

Foreign Sales

         The Company conducts business in Mexico and Canada. Sales outside the United States totaled $10.0 million, $12.2 million and $10.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and Development

         The Company's research and development costs are primarily costs incurred related to the development of software and the enhancement of existing software products. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established are capitalized. The Company incurred expenses totaling $31.4 million, $29.1 million and $17.4 million in 2002, 2001 and 2000, respectively, for research and development activities.

Government Regulation

         Under the Gramm-Leach-Bliley Act, financial institutions and their service providers are responsible for developing, implementing and maintaining reasonable administrative, technical and physical safeguards to protect the security, confidentiality and integrity of non-public personal information regarding financial institution customers. Under the regulations, the Company is required to develop a comprehensive information security program to ensure the security and confidentiality of customer information, and design and implement appropriate information safeguards to control identified risks. The Company is in the process of developing its information security program, which must be implemented no later than May 23, 2003.

Employees

         As of December 31, 2002, the Company and its subsidiaries employed approximately 5,200 people.

Availability of Reports

         The Company makes available free of charge through its website, www.harland.com, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.

ITEM 2.  PROPERTIES

         As of December 31, 2002, the Company and its subsidiaries owned and leased facilities throughout the United States and in Canada, Puerto Rico and Mexico. The following table provides a description of the Company's principal facilities:


Location              Owned or Leased                 Function
--------------------------------------------------------------------------------
Printed Products:
  Atlanta, GA              Owned              Corporate headquarters,
                                              administration and sales and
                                              marketing
  Atlanta, GA              Owned              Information technology
  Atlanta, GA              Owned              Operation support
  Atlanta, GA              Owned              Production and distribution
  Atlanta, GA              Leased             Customer service center
  Bolingbrook, IL          Leased             Production and distribution
  Clearwater, FL           Owned              Production and distribution
  Columbia, SC             Owned              Production and distribution
  Conyers, GA              Leased             Production and distribution
  Edgewood, MD             Leased             Direct marketing services
  Glen Burnie, MD          Leased             Production and distribution
  Grapevine, TX            Leased             Production and distribution
  Greensboro, NC           Owned              Production and distribution
  Hato Rey, Puerto Rico    Leased             Production, distribution
                                              and sales
  Lakewood, CO             Owned              Production and distribution
  Mexico City, Mexico      Leased             Production and distribution
  Milton, WA               Leased             Production and distribution
  Salt Lake, UT            Owned              Production, distribution and
                                              customer service center
  San Diego, CA            Owned              Production and distribution

Software and Services:
  Atlanta, GA              Leased             Administration, development
                                              and support
  Bellevue, WA             Leased             Development and support
  Bothell, WA              Leased             Development and support
  Burnsville, MN           Leased             Development and support
  Carrollton, TX           Leased             Development and support
  Dayton, OH               Leased             Development and support
  Denver, CO               Leased             Development and support
  Englewood Cliffs, NJ     Leased             Development and support
  Fargo, ND                Leased             Development and support
  Jonesboro, AR            Leased             Development and support
  Lake Mary, FL            Leased             Development and support
  Orlando, FL              Leased             Development and support
  Pleasanton, CA           Leased             Development and support
  Portland, OR             Leased             Development and support
  Vienna, VA               Leased             Development and support

Scantron:
  Irvine, CA               Leased             Administration, production,
                                              development and support
  Omaha, NE                Owned              Field services, administration
                                              and support
  San Diego, CA            Leased             Development and support
  Toronto, Ontario         Leased             Sales and support


The Company's leases on the properties it does not own have expiration dates ranging from 2003 to 2013.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to all executive officers of the Company.

       Name                Age                    Office Held
Timothy C. Tuff            55      Chairman, President and Chief Executive
                                   Officer
Charles B. Carden          58      Senior Vice President and Chief Financial
                                   Officer
John T. Heald, Jr.         57      President, Harland Printed Products
John C. Walters            62      Senior Vice President, Secretary and
                                   General Counsel

         Mr. Tuff joined the Company as President and Chief Executive Officer in 1998 and was named Chairman in 2000. For the prior five years, he served as President and Chief Executive Officer of Boral Industries, Inc., managing the North American and European operations of Australian-based Boral, Ltd., a world leader in building and construction materials.

         Mr. Carden joined the Company in 1999 as Vice President and Chief Financial Officer. Mr. Carden was named Senior Vice President and Chief Financial Officer in 2003. He previously served as Executive Vice President and Chief Financial Officer of Mariner Post-Acute Network, a health care provider, since 1996.

         Mr. Heald joined the Company in December 2002 from Baldwin Technology Company where he served as Chief Executive Officer for the manufacturer of controls and accessories for the printing industry since 2001. Previously he served as Executive Vice President - Operations of Sappi Fine Paper NA, a leading producer of coated fine paper for two years. He was previously employed by Union Camp Corporation, a worldwide producer of paper and packaging products, for 22 years, last serving as Executive Vice President - Packaging Operations.

         Mr. Walters joined the Company in 1996 as Senior Vice President and General Counsel and was named Secretary in 1999.

         Mr. Tuff also serves on the Board of Directors. Officers are elected annually and serve at the pleasure of the Board.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange under the symbol "JH." As of March 10, 2003, the Company had 4,717 shareholders of record. See the information with respect to quarterly market information and dividend information for the Company's common stock, which is set forth on page F43. The Company has an established policy of making quarterly dividend payments to shareholders. The Company expects to pay future cash dividends depending upon the Company's pattern of growth, profitability, financial condition and other factors which the Board of Directors may deem appropriate.

ITEM 6.  SELECTED FINANCIAL DATA

         See the information with respect to selected financial data on page
F43.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F2 through F13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See the information with respect to Quantitative And Qualitative Disclosures About Market Risk on page F11 under the captions Interest Rate Risk and Equity Price Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the information with respect to Financial Statements and Supplementary Data on pages F14 through F43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding Directors required herein is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders dated March 19, 2003 (the "Proxy Statement").

         The information regarding Executive Officers required herein is included in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information regarding executive compensation required herein is incorporated by reference to the information under the caption "Executive Compensation and Other Information" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table presents information regarding securities authorized for issuance under equity compensation plans as of December 31, 2002:

                      Equity Compensation Plan Information
                                                                Number of
                                                                securities
                                   Number                       remaining
                                     of                       available for
                                 securities       Weighted-  future issuance
                                   to be           average     under equity
                                issued upon        exercise    compensation
                                exercise of        price of       plans
                                outstanding       outstanding  (excluding
                                  options,         options,    securities
                                  warrants         warrants    reflected in
                                 and rights       and rights    column (a))
Plan Category                        (a)             (b)           (c)
---------------------------------------------------------------------------
Equity compensation plans
  approved by security holders     2,190,350        $19.59       1,350,790
Equity compensation plans
  not approved by security
  holders(1)                       1,897,875(2)      19.68         740,112
---------------------------------------------------------------------------
Total                              4,088,225(2)     $19.63       2,090,902
===========================================================================

(1)Equity compensation plans not approved by security holders include the Company's 2000 Stock Option Plan and the Non-Employee Director Deferred Compensation Plan. See Note 9 to the Consolidated Financial Statements on page F33 for descriptions of such plans.
(2)Does not include 106,800 unissued but allocated shares under the Non-Employee Director Deferred Compensation plan.


         The other information regarding security ownership of certain beneficial owners and management required herein is incorporated by reference to the information under the caption "Stock Ownership of Directors and Executive Officers and Certain Other Persons" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

          The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Within the 90 days prior to this report, the Company evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
         FORM 8-K
                                                                 Page in
                                                                    this
                                                                  Annual
                                                                  Report
                                                                 on Form
                                                                    10-K
                                                                 -------
(a)1. Financial Statements:

Consolidated Balance Sheets                                          F14
Consolidated Statements of Income                                    F16
Consolidated Statements of Cash Flows                                F17
Consolidated Statements of Shareholders' Equity                      F18
Notes to Consolidated Financial Statements                           F19
Independent Auditors' Report                                         F41
Management's Responsibility for Financial Statements                 F42
Supplemental Financial Information (unaudited)                       F43


(a)2. Financial Statement Schedule:

Schedule II. Valuation and Qualifying Accounts                        S1

All other schedules have been omitted since the information required is either in the financial statements or notes thereto or is not required.

(a)3. Exhibits
         (Asterisk (*) indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference. Plus (+) indicates management contracts and compensatory arrangements required to be filed pursuant to Item 14(c) of this annual report.)

3.1   *   Amended and Restated Articles of Incorporation (Exhibit B to
          Registrant's Proxy Statement dated March 12,1999).
3.2       Bylaws, as amended through December 19, 2002.
4.1   *   Revolving Credit Agreement, dated as of August 23, 2000, among
          Registrant and the Lenders named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K ("8-K") dated
          August 23, 2000).
4.2   *   First Amendment dated October 19, 2000 to the Revolving Credit
          Agreement (Exhibit 4.2 to the Registrant's Annual Report on
          Form 10-K ("10-K") for the year ended December 31, 2000).
4.3   *   Second Amendment dated February 28, 2001 to the Revolving Credit
          Agreement (Exhibit 4.3 to the 2000 10-K).
4.4   *   Third Amendment dated February 25, 2002 to the Revolving Credit
          Agreement (Exhibit 4.4 to the 2001 10-K).
4.5   *   Rights Agreement, dated as of December 17, 1998, between
          Registrant and First Chicago Trust Company of New York
          (Exhibit 4.1 to the 8-K dated July 1, 1999).
4.6 See Articles IV, V and VII of Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I,
          V and VIII of Registrant's Bylaws, filed as Exhibit 3.2.
10.1 + Form of Noncompete and Termination Agreement between Registrant and Charles B. Carden and John C. Walters.
10.2 + Employment Agreement, dated December 2, 2002, between Registrant and John T. Heald, Jr.
10.3 * + Noncompete and Termination Agreement, dated as of January 1, 2002, between Registrant and Timothy C. Tuff (Exhibit 10.3 to the
          2001 10-K).
10.4 * + Restricted Stock Agreement, dated October 6, 1998, between Registrant and Mr. Tuff (Exhibit 10.8 to the 1998 10-K).
10.5 * + Form of Restricted Stock Agreement between Registrant and Messrs. Carden, Heald, Tuff and Walters (Exhibit 10.4 to the 2000 10-K).

10.6 + Restricted Stock Agreement dated April 24, 2002 between Registrant and Mr. Tuff.
10.7 * + Supplemental Retirement Agreement, dated as of January 1, 2002, between Registrant and Mr. Tuff (Exhibit 10.7 to the 2001 10-K).
10.8  *   John H. Harland Company 1999 Stock Option Plan, as amended
          (Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, dated January 14, 2000, File No. 333-94727).
10.9  *   John H. Harland Company 2000 Stock Option Plan, as amended
          (Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, dated November 29, 2000, File No. 333-70386).
10.10 * John H. Harland Company 2002 Stock Option Plan (Exhibit A to the Registrant's Proxy Statement dated March 20, 2002).
10.11 * John H. Harland Company Employee Stock Purchase Plan, as amended (Exhibit 10.8 to the 2000 10-K).
10.12 *   John H. Harland Company Compensation Plan for Non-Employee
          Directors, as amended (Exhibit 10.12 to the 2001 10-K).
21        Subsidiaries of the Registrant.
23        Consent of Deloitte & Touche, LLP.
99.1      CEO Certification as of December 31, 2002.
99.2      CFO Certification as of December 31, 2002.

(b) Reports on Form 8-K.

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN H. HARLAND COMPANY

/s/ J. Michael Riley       3/21/03
------------------------   ---------
J. Michael Riley           Date
Vice President and
Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William S. Antle III   3/18/03          /s/ Charles B. Carden      3/24/03
------------------------   ---------        ------------------------   ---------
William S. Antle III       Date             Charles B. Carden          Date
Director                                    Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

/s/ Robert J. Clanin       3/21/03          /s/ John D. Johns          3/18/03
------------------------   ---------        ------------------------   ---------
Robert J. Clanin           Date             John D. Johns              Date
Director                                    Director

/s/ Richard K. Lochridge   3/18/03          /s/ John J. McMahon, Jr.   3/18/03
-----------------------    ---------        ------------------------   ---------

Richard K. Lochridge       Date             John J. McMahon, Jr.       Date
Director                                    Director


/s/ G. Harold Northrop     3/24/03          /s/ Larry L. Prince        3/18/03
-----------------------    ---------        ------------------------   ---------
G. Harold Northrop         Date             Larry L. Prince            Date
Director                                    Director

/s/ J. Michael Riley       3/21/03          /s/ Eileen M. Rudden       3/08/03
-----------------------    ---------        ------------------------   ---------
J. Michael Riley           Date             Eileen M. Rudden           Date
Vice President and Director
Controller
(Principal Accounting Officer)

/s/ Jesse J. Spikes        3/17/03          /s/ Timothy C. Tuff        3/20/03
-----------------------    ---------        ------------------------   ---------
Jesse J. Spikes            Date             Timothy C. Tuff            Date
Director                                    Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                 CERTIFICATIONS

I, Timothy C. Tuff certify that:

1. I have reviewed this annual report on Form 10-K of John H. Harland Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Timothy C. Tuff                              3/25/2003
________________________                         _________________________
Timothy C. Tuff                                  Date
Chairman, President and
Chief Executive Officer

I, Charles B. Carden certify that:

1. I have reviewed this annual report on Form 10-K of John H. Harland Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Charles B. Carden                            3/25/2003
________________________                         _________________________
Charles B. Carden                                Date
Senior Vice President and
Chief Financial Officer

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES

                       Index to Information For Inclusion
                        in the Annual Report on Form 10-K
                      for the year ended December 31, 2002



Management's Discussion and Analysis of
   Results of Operations and Financial Condition                        F2

Consolidated Financial Statements
   and Notes to Consolidated Financial Statements                      F14

Independent Auditors' Report                                           F41

Management's Responsibility For Financial Statements                   F42

Supplemental Financial Information (Unaudited)                         F43

Financial Statement Schedule                                            S1

JOHN H. HARLAND COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         John H. Harland Company (the "Company") operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions.

         The Software and Services segment ("Software and Services") is focused on the financial institution market and includes lending and mortgage origination, compliance and closing applications, database marketing software, core processing applications, customer relationship software and business intelligence solutions.

         The Scantron segment ("Scantron") includes scanning equipment and software, scannable forms, survey solutions, curriculum development and assessment tools and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

         During 2002, the Company elected to reclassify certain expense items in its consolidated statements of income. The reclassifications affected the categories of Cost of Sales and Selling, General and Administrative expenses. The change represents the reclassification of software product development costs previously shown as part of Cost of Sales. Financial data for all periods have been restated to reflect the impact of the reclassifications. The reclassifications had no impact on net income or shareholders' equity as previously reported.

Results of Operations
2002 versus 2001

         Consolidated net sales for the year ended December 31, 2002 were $767.8 million compared to $743.2 million for the year ended December 31, 2001, an increase of 3.3%. Sales of products, which consist of all Printed Products sales, software licensing sales, scanning equipment and scannable forms and other products, were $652.5 million in 2002 compared to $636.1 million in 2001, an increase of 2.6%. Sales of services, which consist of software maintenance services, field maintenance services, analytical and consulting services and other services were $115.3 million in 2002 compared to $107.1 million in 2001, an increase of 7.6%.

         Printed Products sales were $523.6 million in 2002 compared to $527.3 million in 2001, a decrease of 0.7%. Lower volumes in traditional check printing operations, which decreased 6.6% in 2002 from 2001, accounted for a majority of the decrease in sales. The volume decline was primarily attributable to a loss of market share and a decline in orders received from a direct check marketer. The impact of these two factors was moderated by an improvement of 5.1% in average price per unit due to lower volume with a direct check marketer that is less favorably priced than traditional customers, and also to price increases. Sales in direct marketing operations also decreased due to the general economic slowdown, which resulted in lower credit card promotions and fewer openings of online brokerage accounts. The sales decreases were partially offset by sales of computer checks and related products, which increased in 2002 compared to 2001 due to a fulfillment program for a software customer initiated in late 2001 and increases in the computer checks commercial referral business.

         Software and Services product sales were $66.7 million in 2002 compared to $54.8 million in 2001, an increase of 21.7%. Sales of services in Software and Services were $71.4 million in 2002 compared to $66.5 million in 2001, an increase of 7.4%. Combined, Software and Services sales increased from $121.3 million in 2001 to $138.1 million in 2002 primarily due to the acquisitions of

                                      -F2-

Easy Systems, SPARAK and INTERLINQ (see Note 2 to the Consolidated Financial Statements) and also to increased sales of core systems applications, customer relationship management applications and branch automation applications. Sales of lending and account opening applications increased slightly in 2002 compared to 2001, primarily due to a trend of a higher proportion of term license agreements during 2001 and the first six months of 2002 whereby revenue recognition was deferred from the current period into future periods. This trend changed during the latter portion of 2002 with a higher proportion of book and ship sales, which are recognized as revenue when shipped. The change during the latter portion of 2002 was enough to offset the effect of higher term license sales during the first six months of 2002. Sales of mortgage lending solutions increased in 2002 due to the INTERLINQ acquisition, which was partially offset by the decision of a major customer to bring software development in-house in late 2001.

         Scantron product sales were $63.9 million in 2002 compared to $55.3 million in 2001, an increase of 15.6%. Scantron sales of services were $43.9 million in 2002 compared to $40.6 million in 2001, an increase of 8.1%. Scantron combined sales were $107.8 million in 2002 compared to $95.9 million in 2001, an increase of 12.4%. The increase was due in part to the Scanning Systems and EdVISION acquisitions made by Scantron during 2001 and 2002 (see Note 2 to the Consolidated Financial Statements), internal growth in field services and growth in sales of imaging products. Increases in sales of scannable forms were offset by reduced sales of optical mark reading equipment due to a continuing trend in data collection methods from optical mark reading to imaging and other direct input methods.

         Consolidated gross profit increased by 7.2% from $340.7 million in 2001 to $365.4 million in 2002 and increased as a percentage of sales from 45.8% in 2001 to 47.6% in 2002. The increase in consolidated gross profit was the result of a favorable change in sales mix, cost management and productivity improvement initiatives.

         Printed Products gross profit increased 2.2% in 2002 from 2001 and increased as a percentage of sales from 38.0% in 2001 to 39.1% in 2002, a result of the combination of an increase in average price per unit and cost reductions resulting from process improvements and new technology. The increase in Printed Products gross profit in 2002 from 2001 occurred primarily in its checks operations and was partially offset by a decrease in gross profit in direct marketing operations due primarily to the decrease in direct marketing sales. Software and Services gross profit increased 14.6% and, as a percent of sales, increased to 71.0% in 2002 from 70.5% in 2001 primarily due to the newly acquired businesses, increased sales of products and services, and cost management activities. Scantron gross profit increased by 14.1% over 2001 and increased as a percentage of sales to 57.8% in 2002 from 57.0% in 2001 primarily due to improved margins in existing products and services.

         Consolidated selling, general and administrative expenses ("SG&A") totaled $266.0 million in 2002 compared to $238.2 million in 2001, an increase of 11.7%. As a percentage of sales, SG&A increased from 32.0% in 2001 to 34.6% in 2002. The increase in SG&A was due in part to the impact of acquisitions, higher expenses for customer care initiatives in Printed Products and increases in stock-based compensation expense. Customer care initiatives in Printed Products were focused on improving systems that support sales, marketing and customer service. Stock-based compensation expense totaled $9.9 million in 2002 compared to $5.3 million in 2001 primarily due to accelerated vesting of restricted stock grants during 2002 that vested as a result of the Company's favorable stock price performance (see Note 9 to the Consolidated Financial Statements). SG&A was also unfavorably impacted in 2002 by higher costs associated with the move of customer service activities in-house which were provided by an outside provider in prior years, increases in marketing expenditures, upgrade expenses for the Company's financial and human resource systems and severance expenses related to management reductions in 2002.

                                      -F3-

         Amortization of intangibles in 2002 decreased by $11.4 million from 2001 primarily due to the elimination of goodwill amortization in 2002 as a result of the adoption of the Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") (see Note 3 to the Consolidated Financial Statements). In 2002, the Company wrote off $3.0 million of acquired in-process research and development costs related to the acquisition of INTERLINQ (see Note 2 to the Consolidated Financial Statements).

         Consolidated income from operations increased $5.3 million to $93.8 million in 2002 from $88.5 million in 2001 due to the increase in gross profit and the elimination of goodwill amortization in 2002 that were partially offset by increases in SG&A expenses and the write-off of acquired in-process research and development costs in 2002.

         Other Income (Expense) decreased from an expense of $17.7 million in 2001 to an expense of $8.5 million in 2002. The decrease was primarily due to a $7.8 million write-down in 2001 of the Company's equity investment in Netzee, Inc. ("Netzee") and to decreased interest expense. Interest expense was lower in 2002 due to lower interest rates and lower average levels of debt outstanding in 2002 compared with 2001. In December 2002, the Company realized a loss of $1.8 million on the disposition of debt and equity investments resulting from the sale of Netzee.

         Consolidated income before income taxes increased $14.5 million to $85.3 million in 2002 compared to $70.8 million in 2001 as a result of the aforementioned items.

         The Company's effective income tax rate was 38.5% in 2002 and 45.0% in 2001. The decrease in the effective tax rate was primarily due to the elimination of goodwill amortization in 2002, most of which was nondeductible for tax purposes, and to a $1.3 million valuation allowance included in 2001 for a portion of the capital loss tax benefit related to the write-down of the investment in Netzee. The tax rate in 2002 was also affected by state tax credits and favorable adjustments related to prior years resulting from the resolution of an IRS examination for the years 1996 through 1998, which were partially offset by the impact of the in-process research and development charge that was nondeductible for tax purposes. See Note 7 to the Consolidated Financial Statements for factors affecting the tax rate in each year.

         Net income for 2002 was $52.4 million compared to $39.0 million for 2001. Basic and diluted earnings per share for 2002 were $1.80 and $1.73, respectively, compared to basic and diluted earnings per share of $1.34 and $1.31, respectively, in 2001. Net income for 2002 included charges related to accelerated vesting of certain restricted stock grants, net of the resulting reduction of amortization expense, an in-process research and development charge related to an acquisition, and the loss on the disposition of debt and equity investments resulting from the sale of Netzee. These adjustments reduced diluted earnings by $0.28 per share. Net income for 2001 included charges for the write-down of the investment in Netzee, costs associated with accelerated vesting of certain restricted stock grants and severance costs related to a plant consolidation, all of which reduced diluted earnings by $0.27 per share. Net Income for 2001 also included goodwill amortization equivalent to $0.34 per share. Effective January 1, 2002, goodwill amortization was discontinued as a result of the adoption of SFAS 142 (see Note 3 to the Consolidated Financial Statements).

                                      -F4-

Results of Operations
2001 versus 2000

         Consolidated net sales for the year ended December 31, 2001 were $743.2 million compared to $720.7 million for the year ended December 31, 2000, an increase of 3.1%. Sales of products, which consist of all Printed Products sales, software licensing sales, scanning equipment and scannable forms and other products, were $636.1 million in 2001 compared to $664.2 million in 2000, a decrease of 4.2%. Sales of services, which consist of software maintenance services, field maintenance services, analytical and consulting services, and other services were $107.1 million in 2001 compared to $56.5 million in 2000, an increase of 89.8%.

         Printed Products sales were $527.3 million in 2001 compared to $567.5 million in 2000, a decrease of 7.1%. The largest decrease in Printed Products occurred in traditional check printing operations where an 11.2% volume decrease primarily reflected a decline in orders received from a direct check marketer and a loss of market share. A gain in share in the community bank market was more than offset by a decline in the large bank market. The impact of these two factors was moderated by an improvement of 3.7% in average price per unit. Sales in direct marketing also decreased due to the general economic slowdown which resulted in lower credit card promotions and fewer openings of brokerage accounts.

         Software and Services product sales were $54.8 million in 2001 compared to $42.4 million in 2000, an increase of 29.3%. Sales of services in Software and Services were $66.5 million in 2001 compared to $18.1 million in 2000. Combined sales of product and services for Software and Services increased 100.5% from $60.5 million in 2000 to $121.3 million in 2001 primarily due to the acquisition of Concentrex Incorporated ("Concentrex")(see Note 2 to the Consolidated Financial Statements). Comparing the September through December periods of 2000 and 2001, where the results are comparable relative to the acquisition of Concentrex, Software and Services sales decreased 3.2% in 2001 compared to the 2000 period. This decrease was due to the Company's decision to exit from unprofitable product lines, an increase in usage-based contracts and a higher proportion of term license agreements compared with perpetual agreements. The usage-based contracts and term license agreements deferred contract payments and revenue recognition into future periods.

         Scantron product sales were $55.3 million in 2001 compared to $55.0 million in 2000, an increase of 0.6%. Scantron sales of services were $40.6 million in 2001 compared to $38.4 million in 2000, an increase of 5.7%. Scantron combined sales were $95.9 million in 2001 compared to $93.4 million in 2000, an increase of 2.7%. The increase in Scantron sales was primarily due to acquisitions and internal growth in Scantron field services and survey solutions operations. In 2001, Scantron scanning related sales were relatively flat compared to 2000 with increased sales in forms products and additional sales related to its acquisition of Scanning Systems (see Note 2 to the Consolidated Financial Statements) being offset by a decrease in optical mark reading equipment sales, a result of a trend in data collection methods from optical mark reading to imaging and other direct input methods.

         Consolidated gross profit increased by 14.2% from $298.4 million in 2000 to $340.7 million in 2001 and increased as a percentage of sales from 41.4% in 2000 to 45.8% in 2001. The increase in consolidated gross profit was the result of cost management and productivity improvement initiatives and a favorable change in sales mix. Printed Products gross profit decreased 4.9% in 2001 from 2000 due to lower volumes in checks and direct marketing. However, Printed Products gross profit as a percentage of sales increased from 37.1% in 2000 to 38.0% in 2001, a result of the combination of the increase in average

                                  -F5-
price per unit, process improvements and new technology. Software and Services gross profit, as a percent of sales, increased to 70.5% in 2001 from 61.3% in 2000 primarily due to a full year's effect of the Concentrex acquisition. Scantron gross profit increased by 8.1% over 2000 and increased as a percentage of sales to 57.0% in 2001 from 54.1% in 2000 due to lower costs resulting from a restructuring in 2000 and efficiencies gained from consolidating printing operations into a single facility in 2001.

         SG&A totaled $238.2 million in 2001 compared to $205.9 million in 2000, an increase of 15.7%. As a percentage of sales, SG&A increased from 28.6% in 2000 to 32.0% in 2001. The increase was primarily due to the addition of Concentrex operations which had higher SG&A costs in relation to sales than the Company's other operations. Compensation costs of $3.0 million associated with accelerated vesting of certain restricted stock grants made in 2001 as a result of the Company's favorable stock price performance also contributed to the increase (see Note 9 to the Consolidated Financial Statements). The increase in SG&A costs was moderated by decreased expenses due to employee positions eliminated in a reorganization that occurred in 2000 and also due to lower customer service costs in Printed Products resulting from a reduction in contract payments to a service provider.

         During the fourth quarter of 2000, the Company recorded a restructuring charge of $14.5 million (see Note 5 to the Consolidated Financial Statements) which was primarily for impairment of intangible assets and severance-related expenses. The impairment of intangibles was a result of the Company's examination of the long-term viability of product offerings in two of its Software and Services operations. Subsequent to the acquisition of Concentrex in August 2000, the Company decided to discontinue certain DOS-based products and migrate customers to similar Concentrex product offerings or to a web-based product in development. As a result of this decision, the remaining intangibles associated with these products were written off. Due to lower than anticipated sales of a new version of an existing product, the Company revised the long-term prospects of another of its Software and Services operations. The revision of expectations required an adjustment of the carrying value of the operation's long-term assets to the fair value based on discounted projected cash flows. The impairment charges for these two actions had a total pre-tax impact of $9.4 million, or $7.9 million after tax. The severance costs resulted primarily from a reorganization of the Company into three distinct segments. In connection with the reorganization during the fourth quarter of 2000, the Company eliminated 145 positions, which resulted in a pre-tax charge of $4.3 million, or $2.6 million after tax.

         Amortization of intangibles in 2001 increased by $4.7 million from 2000 primarily due to the Concentrex acquisition in August 2000.

         Other Income (Expense) increased from an expense of $6.2 million in 2000 to an expense of $17.7 million in 2001. The increase was primarily due to a $7.8 million write-down of the Company's equity investment in Netzee in 2001 combined with a $2.9 million non-recurring gain on the sale of a Company investment in 2000. A decrease in interest expense in 2001, due to decreases in average debt levels and interest rates, partially offset the increase in other expense.

         The Company's effective income tax rate was 45.0% in 2001 and 47.1% in 2000. The effective rate in 2001 included the impact of a change in the valuation allowance associated with a portion of the tax benefit related to the Netzee capital loss. The effective rate in 2000 reflected the impact of non-deductible costs including acquired in-process research and development costs and impairment of intangibles that were in restructuring costs. See Note 7 to the Consolidated Financial Statements for factors affecting the tax rate in each year.

         Net income for 2001 was $39.0 million compared to $28.7 million for 2000. Basic and diluted earnings per share for 2001 were $1.34 and $1.31,

                                      -F6-
respectively, compared to basic and diluted earnings per share of $1.01 and $1.00, respectively, in 2000. Net income for 2001 included charges for the write-down of the investment in Netzee, costs associated with accelerated vesting of certain restricted stock grants and severance costs related to a plant consolidation, all of which reduced diluted earnings by $0.27 per share. Net income for 2000 included charges for restructuring and acquired in-process research and development costs, which reduced diluted earnings by $0.66 per share. These were partially offset by a gain on the sale of an investment, which increased earnings per share by $0.10. The acquisition of Concentrex had a dilutive impact on 2000 earnings of $0.10 per share.

Financial Condition, Capital
Resources and Liquidity

         Cash flows provided from operations in 2002 were $140.3 million, an increase of 15.1% over $121.9 million for 2001 primarily due to changes in working capital and increased net income adjusted for depreciation and amortization. Changes in working capital included continued improvement in collections of accounts receivable in 2002 due in part to an increase in the percentage of customers billed electronically. Other sources of cash were $20.0 million from increased borrowings and $11.4 million of proceeds received for common stock issued under the Company's stock option and employee stock purchase plans. The primary uses of cash in 2002 were for the acquisition of new businesses, capital expenditures, repurchases of treasury stock, dividend payments to shareholders and refundable contract payments.

         Purchases of property, plant and equipment totaled $32.1 million in 2002 compared to $47.5 in 2001. Capital expenditures during both periods were primarily for digital printing equipment and customer care infrastructure initiatives. The Company is now fully operational with digital printing technology in all of its domestic personal check imprint operations. The Company's customer care infrastructure initiatives focused on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers. The Company currently estimates it will spend approximately $60.0 million on customer care infrastructure initiatives over a four-year period ending in 2004 with a majority of the expenditures being incurred by the end of 2003. The total anticipated expenditures include capital expenditures of approximately $38.0 million. As of December 31, 2002, $30.1 million has been expended on these initiatives, of which $21.4 million was capitalized. In 2003, total capital expenditures for the Company are expected to be approximately $32 - $37 million.

         In March 2000, the Company's Board of Directors authorized the purchase of up to 2.9 million shares of the Company's outstanding common stock. Shares purchased under this program may be held in treasury, used to acquire new businesses, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During 2002, the Company purchased 1,307,300 shares of its common stock under this authorization at a cost of $27.7 million or an average cost of $21.19 per share. As of December 31, 2002, a total of 1,752,446 shares had been purchased under the share purchase authorization at an average cost of $20.96 per share. In January 2003, the Company's Board of Directors authorized the repurchase of an additional 3.0 million shares, upon completion of the existing authorization.

         The Company has a $325.0 million revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility matures in 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. As of December 31, 2002, direct borrowings totaled $144.0 million under the facility. There were $5.7 million in outstanding letters of credit, which were issued under the Credit Facility, leaving $175.3 million available for borrowings at December 31, 2002.

                                      -F7-

         On December 31, 2002, the Company had $19.2 million in cash and cash equivalents and $175.3 million available for borrowing under the Credit Facility. The Company believes that its current cash position, funds from operations and the availability of funds under the Credit Facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

         The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities.

Contractual Obligations and Commitments

         The following table aggregates the Company's contractual obligations and commitments with definitive payment terms which will require significant cash outlays in the future. The commitment amounts are as of December 31, 2002 (in millions):



Contractual                            Payments Due by Period
Obligations       -----------------------------------------------------------
and Commitments      Total    2003     2004    2005     2006    2007    2008+
-----------------------------------------------------------------------------
Long-term debt      $144.2  $  0.1   $144.1  $    -  $     -  $    -   $    -
Operating leases      88.3    15.5     13.3    12.3     10.4     9.8     27.0
Capital leases         0.1     0.1        -       -        -       -        -
Acquisition related
 contingent payments   4.0       -      2.0     2.0        -       -        -
------------------------------------------------------------------------------
Total               $236.6  $ 15.7   $159.4  $ 14.3  $  10.4  $  9.8   $ 27.0
==============================================================================

Acquisitions

         All acquisitions in 2002, 2001 and 2000 were paid for with cash provided from operating activities and proceeds from the Company's Credit Facility. The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses have been included in the Company's operations since the particular acquisition.

2002 Acquisitions

         On October 15, 2002, Harland Financial Solutions, Inc. ("HFS"), a wholly-owned subsidiary of the Company, acquired 100% of the equity in INTERLINQ Software Corporation ("INTERLINQ") for approximately $23.0 million, net of cash acquired. INTERLINQ was a leading provider of mortgage loan origination, production and servicing solutions. As part of the acquisition, the Company acquired in-process research and development costs totaling $3.0 million, which were immediately expensed following the acquisition. These costs represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility. As a result of the acquisition, the Company believes HFS has a leadership position in the mortgage loan origination market and good growth opportunity in the mortgage servicing market.

         On September 20, 2002, HFS extended its core systems offering with the acquisition of certain assets and related liabilities of SPARAK Financial Systems, LLC ("SPARAK") for approximately $31.9 million, net of cash acquired. The acquisition agreement includes a contingent purchase payment not to exceed $2.0 million to be made in the event certain growth targets are achieved as defined in the agreement. The contingent purchase payment is payable in 2004 and will be recorded as an increase in goodwill, to the extent such payment is

                                      -F8-
ultimately made. SPARAK was a leading provider of integrated hardware and software systems for community banks. The acquisition was completed to build on the HFS leadership position in the financial institutions market and add additional value for SPARAK's existing customers, as well as for other community banks nationwide.

         On July 24, 2002, Scantron Corporation, a wholly-owned subsidiary of the Company, acquired 100% of the equity in EdVISION Corporation ("EdVISION") for approximately $28.8 million, net of cash acquired. Related to the acquisition of EdVISION, the Company entered into an incentive agreement with certain individuals that includes contingent payments to be made in the event certain growth targets are achieved as defined in the incentive agreement. These contingent payments, which will not exceed $2.0 million, are payable during or before 2005 and will be expensed at the time of payment, to the extent such payments are ultimately made. EdVISION was a leading provider of curriculum development and assessment tools for the education industry. This acquisition expands Scantron's ability to offer advanced testing and assessment tools in the education market.

         On May 28, 2002, HFS acquired 100% of the equity in Easy Systems, Inc. ("Easy Systems") for approximately $10.8 million, net of cash acquired. Easy Systems was a software solutions company that provided turnkey branch automation solutions for the community bank market. The addition of Easy Systems allows HFS to offer financial institutions proven and leading-edge solutions to help them strengthen customer relationships while improving operations.

2001 Acquisitions

         In March 2001, the Company's Scantron subsidiary acquired 100% of the equity in ImTran, Inc. ("ImTran"). ImTran was a data collection and document capture solutions firm specializing in automated data collection and document imaging. In October 2001, the Company's Printed Products segment acquired the assets of DocuPrint, Incorporated ("DocuPrint"). DocuPrint produced forms for major financial institutions. Also in October 2001, the Company's Scantron subsidiary acquired substantially all the assets of the Scanning Systems division of Associated Business Products, Inc., a subsidiary of Global DocuGraphix, Inc. for approximately $6.0 million in cash.

2000 Acquisition

         On August 23, 2000, the Company completed a cash tender offer for all of the outstanding common stock of Concentrex. The acquired operations provided technology-powered solutions to deliver financial services, including a broad range of traditional software and services to financial institutions of all types and sizes in the United States. Consideration totaled $146.9 million of which approximately $100.0 million was funded from a credit facility obtained by the Company (see Note 6 to the Consolidated Financial Statements). As part of the acquisition, the Company acquired in-process research and development costs of $8.2 million, which were immediately expensed following the acquisition, and which represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility.

Outlook

         The Company believes that its financial position continues to be strong and expects positive cash flows from operations in all business segments in 2003. The Company expects the Printed Products segment's profits will be down slightly in 2003 due to the loss of a major customer and increased spending on certain initiatives including customer care infrastructure, order entry systems and marketing activities. The Company anticipates the Software and Services segment's profitability will continue to improve steadily as it completes the integration of the 2002 acquisitions. Excluding the impact of acquisitions, the Company believes Software and Services and Scantron should be high single digit revenue growth businesses. The Company is projecting the Scantron segment will increase profits nominally in 2003 primarily reflecting its internal growth.

                                      -F9-

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

         Several factors outside the Company's control could negatively impact check revenues. These include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems. Check revenues could also be adversely affected by continued consolidation of financial institutions, competitive check pricing (which in certain circumstances may include significant upfront contract incentive payments) and the impact of governmental laws and regulations. There can be no assurances that the Company will not lose significant customers or that any such losses could be offset by the addition of new customers.

         While the Company believes substantial growth opportunities exist in the Software and Services segment, there can be no assurances that the Company will achieve its revenue or earnings growth targets. The Company believes there are many risk factors inherent in its Software and Services business, including but not limited to the retention of employee talent and customers. Also, variables exist in the development of new Software and Services products, including the timing and costs of the development effort, product performance, functionality, product acceptance, competition, the Company's ability to integrate acquired companies, and general changes in economic conditions or U.S. financial markets.

         Several factors outside of the Company's control could affect results in the Scantron segment. These include the rate of adoption of new electronic data collection, testing and assessment methods which could negatively impact current forms, scanner sales and related service revenue. The Company continues to develop products and services that it believes offer state of the art electronic data collection, testing and assessment solutions. However, variables exist in the development of new testing methods and technologies, including the timing and costs of the development effort, product performance, functionality, market acceptance, adoption rates, competition and the funding of education at the federal, state and local level, and the Company's ability to integrate acquired companies, all of which could have an adverse impact on the Company's business.

                                     -F10-

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

Interest Rate Risk

         The Company is exposed to interest rate risk on its variable rate debt. At December 31, 2002, the Company had outstanding variable rate debt of $144.0 million. In order to manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. The notional principal amount of interest rate swaps outstanding was $114.0 million at December 31, 2002 and $98.0 million at December 31, 2001. The Company believes that its interest rate risk at December 31, 2002 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate change on the outstanding debt as of December 31, 2002 would be approximately $300,000. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes.

         The fair value of the swaps, which represent what the Company would have to pay to terminate the swaps, reflected a loss of $2.2 million ($1.3 million net of income taxes) at December 31, 2002. The fair value of the swaps was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive income, a component of shareholders' equity. Charges and credits to other comprehensive income will net to zero over the term of interest rate swap agreements.

Equity Price Risk

         The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. The change in market value has been accounted for as a component of other comprehensive income. The following presents the Company's investment in Bottomline reflecting the high and low closing market prices for the year ended December 31, 2002 (in thousands):


                                  Carrying
                                  Value(a)      High(b)        Low(b)
----------------------------------------------------------------------
Investment in
  Bottomline                      $3,044        $6,250         $1,920

(a) Based on market value as of December 31, 2002.
(b) Based on quoted market prices.

                                     -F11-

Accounting Pronouncements

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections" ("SFAS 145"). One of the major changes of SFAS 145 is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002. The Company does not believe the adoption of SFAS 145 will have a material effect on the Company's financial position or results of operations.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") SFAS 146 requires recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company will adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002 and does not believe the adoption will have a material effect on the Company's financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" ("FIN 45"), which requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of FIN 45 will have a material effect on the Company's financial position or results of operations.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this statement amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans and, effective December 15, 2002, adopted the disclosure provisions of SFAS 148. The adoption of the disclosure provisions of SFAS 148 did not have a material effect on the Company's financial position or results of operations.

Critical Accounting
Policies

         The Company has identified certain of its accounting policies as critical to its business operations and the understanding of its results of operations. These policies include revenue recognition, impairment of long-lived assets, goodwill and other intangibles, software and other development costs, income taxes and stock-based compensation.

         The Company considers its revenue recognition policy as critical to its reported results of operations primarily in its Software and Services and Scantron segments. For software that is installed and integrated by the Company, revenue is recognized on a percentage-of-completion basis as the services are performed. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates.

                                     -F12-

         The Company reviews investments, long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the asset. In the third quarter of 2001 and in the second quarter of 2002, the Company recorded charges of $7.8 million and $0.3 million, respectively, before income taxes for write-downs of an equity investment that was subsequently disposed of during the fourth quarter of 2002. In 2000, the Company recorded a charge of $9.4 million for a write-down of intangible and other assets.

         The Company makes estimates and assumptions regarding future cash flows in its review of the carrying values of goodwill and other intangibles to assess recoverability. If these estimates and assumptions change in the future, the Company may be required to record impairment charges. The Company analyzes its goodwill for impairment on an annual basis. In 2002, the Company engaged an independent valuation firm to perform a goodwill impairment test. Based upon the analysis, there was no impairment of goodwill.

         The carrying value of the Company's net deferred tax assets assumes the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. The Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense if the Company's estimates change in the future.

         The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans and applies the disclosure-only provisions of SFAS 123, as amended by SFAS 148. No stock-based compensation cost is reflected in net income for options or purchases under the employee stock purchase plan. Pro forma disclosures of net income and earnings per share are included in the Stock-Based Compensation section of Note 1 to the Consolidated Financial Statements as if compensation cost for options granted under the Company's stock-based compensation plans and purchases under the employee stock purchase plan had been determined based on the fair value at the grant dates consistent with the provisions of SFAS 123.

                                     -F13-

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              December 31,
                                                            2002        2001
-------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                $ 19,218     $ 10,096
Accounts receivable from customers, less
  allowance for doubtful accounts of $2,814
  and $4,819                                               58,871       64,335
Inventories:
  Raw materials                                            15,593       17,309
  Work in process                                             414          765
  Finished goods                                            2,184        1,688
Deferred income taxes                                      26,977       25,621
Property held for sale                                      4,295        1,075
Other                                                      11,273       11,948
-------------------------------------------------------------------------------
Total current assets                                      138,825      132,837
-------------------------------------------------------------------------------




INVESTMENTS AND OTHER ASSETS:
Investments                                                 3,917        7,896
Goodwill - net                                            210,462      125,409
Intangibles - net                                          14,127        9,312
Deferred income taxes                                           -        6,604
Refundable contract payments                               23,281       27,563
Other                                                      25,860       19,899
-------------------------------------------------------------------------------
Total investments and other assets                        277,647      196,683
-------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT:
Land                                                        3,121        3,555
Buildings and improvements                                 44,907       51,054
Machinery and equipment                                   259,950      242,152
Furniture and fixtures                                     15,718       14,970
Leasehold improvements                                     12,637       11,179
Additions in progress                                       4,351       11,350
-------------------------------------------------------------------------------
Total property, plant and equipment                       340,684      334,260
Less accumulated depreciation and amortization            206,469      191,534
-------------------------------------------------------------------------------
Property, plant and equipment - net                       134,215      142,726
-------------------------------------------------------------------------------


TOTAL                                                    $550,687     $472,246
===============================================================================

                                     -F14-


CONSOLIDATED BALANCE SHEETS (continued)



                                                               December 31,
                                                             2002         2001
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                        $ 22,599     $ 23,880
Deferred revenues                                         53,311       31,240
Accrued liabilities:
  Salaries, wages and employee benefits                   31,039       27,077
  Taxes                                                   18,817       16,729
  Other                                                   21,320       22,483
-------------------------------------------------------------------------------
Total current liabilities                                147,086      121,409
-------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term debt                                           144,106      124,118
Deferred income taxes                                      1,750            -
Other                                                     23,751       24,695
-------------------------------------------------------------------------------
Total long-term liabilities                              169,607      148,813
-------------------------------------------------------------------------------

Total liabilities                                        316,693      270,222
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (see Note 13)

SHAREHOLDERS' EQUITY:
Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued                       -            -
Common stock, authorized 144,000,000 shares of
  $1.00 par value, 37,907,497 shares issued               37,907       37,907
Additional paid-in capital                                 5,245            -
Retained earnings                                        409,110      372,164
Accumulated other comprehensive income (loss):
  Foreign currency translation adjustments                  (829)         196
  Unrealized gains on investments - net                    1,834        4,858
  Fair value of cash flow hedging
    instruments - net                                     (1,335)      (1,344)
Unamortized restricted stock awards                       (5,785)      (8,218)
-------------------------------------------------------------------------------
                                                         446,147      405,563
-------------------------------------------------------------------------------
Less 9,544,064 and 8,977,790 shares in
  treasury, at cost                                      212,153      203,539
-------------------------------------------------------------------------------
Total shareholders' equity                               233,994      202,024
-------------------------------------------------------------------------------

TOTAL                                                   $550,687     $472,246
===============================================================================


  See Notes to Consolidated Financial Statements.

                                     -F15-



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                     Year ended December 31,
                                                   2002        2001        2000
----------------------------------------------------------------------------------
Sales:
Product sales                                   $ 652,543   $ 636,069   $ 664,219
Service sales                                     115,264     107,134      56,458
----------------------------------------------------------------------------------
Total sales                                       767,807     743,203     720,677
----------------------------------------------------------------------------------

Cost of sales:
Cost of products sold                             363,557     365,771     389,840
Cost of services sold                              38,899      36,746      32,472
----------------------------------------------------------------------------------
Total cost of sales                               402,456     402,517     422,312
----------------------------------------------------------------------------------
Gross Profit                                      365,351     340,686     298,365

Selling, general and administrative
  expenses                                        265,984     238,167     205,930
Amortization of goodwill                                -      11,229       7,057
Amortization of other intangibles                   2,594       2,764       2,261
Acquired in-process research and
  development charge                                3,000           -       8,248
Restructuring charge                                    -           -      14,451
----------------------------------------------------------------------------------
Income From Operations                             93,773      88,526      60,418
----------------------------------------------------------------------------------

Other Income (Expense):
Interest expense                                   (6,236)     (9,933)    (10,379)
Gain (loss) on sale of investments                 (1,785)          -       2,903
Investment write-down                                (303)     (7,848)          -
Other - net                                          (194)         76       1,322
----------------------------------------------------------------------------------
Total                                              (8,518)    (17,705)     (6,154)
----------------------------------------------------------------------------------

Income Before Income Taxes                         85,255      70,821      54,264
Income taxes                                       32,823      31,847      25,567
----------------------------------------------------------------------------------
Net Income                                      $  52,432   $  38,974   $  28,697
==================================================================================

Earnings Per Common Share
   Basic                                        $    1.80   $    1.34   $    1.01
   Diluted                                      $    1.73   $    1.31   $    1.00
==================================================================================

See Notes to Consolidated Financial Statements.

                                     -F16-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                             Year ended December 31,
                                                          2002      2001       2000
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                          $ 52,432   $ 38,974   $ 28,697
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                        36,853     33,259     29,595
  Amortization                                        19,772     28,062     18,867
  Investment write-down                                  303      7,848          -
  Stock-based compensation                             9,895      5,318        788
  Tax benefits from stock-based compensation           3,119      1,100         39
  Noncash portion of restructuring charge                  -          -     12,415
  Acquired in-process research and
    development charge                                 3,000          -      8,248
  Loss (gain) on sale of assets                        1,615        (52)    (2,426)
  Deferred income taxes                               10,578      2,174     15,867
  Other - net                                           (466)     3,436      1,420
  Changes in assets and liabilities net of
    effects of businesses acquired:
    Accounts receivable                               10,629     28,028     (7,682)
    Inventories and other current assets               7,335     19,152     12,411
    Deferred revenues                                  5,336    (15,568)     8,760
    Accounts payable and accrued liabilities         (12,496)   (17,988)   (25,398)
    Refundable contract payments                      (7,559)   (11,818)   (12,959)
-----------------------------------------------------------------------------------
Net cash provided by operating activities            140,346    121,925     88,642
-----------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment           (32,090)   (47,503)   (40,474)
Proceeds from sale of property, plant and equipment    1,926        418        412
Proceeds from sale of investments                          -          -      3,350
Payments for acquisition of businesses -
  net of cash acquired                               (94,485)    (7,509)  (143,195)
Note receivable                                           93      1,983     (5,000)
Other - net                                               23      1,458     (4,842)
-----------------------------------------------------------------------------------
Net cash used in investing activities               (124,533)   (51,153)  (189,749)
-----------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Short-term borrowings - net                                -          -        155
Credit facility proceeds (payments) - net             20,000    (61,000)   184,995
Repayment of long-term debt                             (125)    (6,477)  (100,000)
Purchases of treasury stock                          (27,707)   (10,092)    (7,000)
Issuance of treasury stock                            11,439      6,925      2,315
Dividends paid                                        (8,777)    (8,728)    (8,519)
Debt issuance costs paid                                 (18)       (58)    (1,369)
Other - net                                           (1,503)       274       (813)
-----------------------------------------------------------------------------------
Net cash provided by (used in) financing activities   (6,691)   (79,156)    69,764
-----------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents       9,122     (8,384)   (31,343)
Cash and cash equivalents at beginning of year        10,096     18,480     49,823
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $  19,218   $ 10,096   $ 18,480
===================================================================================
Supplemental cash flow information:
  Interest paid                                    $   5,767   $ 10,617   $  8,741
  Income taxes paid                                   19,808     24,612     23,302
  Exchange of net noncash assets for investment
    in Netzee, Inc.                                        -          -      8,139
===================================================================================

See Notes to Consolidated Financial Statements.

                                     -F17-


                                                       JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Years ended December 31, 2002, 2001, and 2000
                                   -----------------------------------------------------------------------------------
(In thousands, except share                                        Accumulated             Unamortized
and per share amounts)                       Additional               Other                 Restricted       Total
                                    Common    Paid-in   Retained  Comprehensive   Treasury    Stock      Shareholders'
                                     Stock    Capital   Earnings  Income (Loss)    Stock      Awards        Equity
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999          $ 37,907  $     -   $ 326,049    $19,091    $ (213,606)  $  (415)     $ 169,026
Net income                                                 28,697                                            28,697
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                             (440)                                  (440)
  Unrealized losses on investments,
    net of $655 in tax benefits                                      (13,567)                               (13,567)
                                                                                                       -------------
Comprehensive income                                                                                         14,690
                                                                                                       -------------
Cash dividends, $0.30 per share                            (8,519)                                           (8,519)
Purchase of 412,641 shares of
  treasury stock                                                                    (7,000)                  (7,000)
Issuance of 295,834 shares of
  treasury stock under stock
  compensation plans                                       (2,628)                   6,611    (1,668)         2,315
Other                                                         399                      (38)      492            853
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000            37,907        -     343,998      5,084      (214,033)   (1,591)       171,365
Net income                                                 38,974                                            38,974
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                              508                                    508
  Unrealized losses on investments,
    net of $273 in tax benefits                                       (8,386)                                (8,386)
  Reclassification for investment
    write-down included in net
    income                                                             7,848                                  7,848
  Changes in fair value of cash
    flow hedging instruments,
    net of $860 in tax benefits                                       (1,344)                                (1,344)
                                                                                                       -------------
Comprehensive income                                                                                         37,600
                                                                                                       -------------
Cash dividends, $0.30 per share                            (8,728)                                           (8,728)
Purchase of 505,146 shares of
  treasury stock                                                                   (10,092)                 (10,092)
Issuance of 910,289 shares of
  treasury stock under stock
  compensation plans                           (1,636)     (2,080)                  22,069   (11,432)         6,921
Other                                           1,636                               (1,483)    4,805          4,958
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001            37,907        -     372,164      3,710      (203,539)   (8,218)       202,024
Net income                                                 52,432                                            52,432
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                           (1,025)                                (1,025)
  Unrealized losses on investments,
    net of $326 in tax benefits                                       (3,190)                                (3,190)
  Reclassification for investment
    gain and write-down included
    in net income                                                        166                                    166
  Changes in fair value of cash
    flow hedging instruments,
    net of $6 in tax provision                                             9                                      9
                                                                                                       -------------
Comprehensive income                                                                                         48,392
                                                                                                       -------------
Cash dividends, $0.30 per share                            (8,777)                                           (8,777)
Purchase of 1,307,300 shares of
  treasury stock                                                                   (27,707)                 (27,707)
Issuance of 741,026 shares of
  treasury stock under stock
  compensation plans                             (138)     (5,091)                  23,484    (6,816)        11,439
Other                                           5,383      (1,618)                  (4,391)    9,249          8,623
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002         $  37,907  $ 5,245   $ 409,110    $  (330)   $ (212,153)  $(5,785)     $ 233,994
====================================================================================================================

See Notes to Consolidated Financial Statements.

                                                                          -F18-

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

Impairment of Long-Lived Assets

         Assets held for disposal are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets. The Company reviews long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the asset (see
Note 5).

Investments

         The Company classifies all of its investments as available-for-sale securities. Such investments consist primarily of U.S. corporate securities and other equity interests which are stated at market value, with unrealized gains and losses on such investments reflected, net of tax, as other comprehensive income in shareholders' equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method. If the market value of an investment declines below its cost, the Company evaluates whether the decline is temporary or other than temporary. The Company considers several factors in determining whether a decline is temporary including the length of time market value has been below cost, the magnitude of the decline, financial prospects of the business and the Company's intention to hold the security. If a decline in market value of an investment is determined to be other than temporary, the carrying amount is written down and included in current earnings. In June 2002 and September 2001, the Company determined that the decline in market value of Netzee, Inc. ("Netzee") was other than temporary. Accordingly, the Company's investment in Netzee was written down resulting in a recognized loss of $0.3 million in 2002 and $7.8 million in 2001. In December 2002, the Company realized a $1.8 million loss on the disposition of debt and equity investments resulting from the sale of Netzee. The following is a summary of investments at December 31, 2002 and 2001 (in thousands):

                                     -F19-


                                 Available-for-sale securities
                                 -----------------------------
                                    Cost         Market Value
--------------------------------------------------------------
2002
Corporate equity securities       $ 1,734            $ 3,611
Other equity investments              222                306
--------------------------------------------------------------
Total                               1,956              3,917
==============================================================
2001
Corporate equity securities         2,174              7,019
Other equity investments              409                877
--------------------------------------------------------------
Total                             $ 2,583            $ 7,896
==============================================================

Goodwill and Other Intangibles

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangibles" ("SFAS 142"), which address, among other things, accounting for goodwill and other intangibles. On July 1, 2001, the Company adopted SFAS 141 and adopted the portions of SFAS 142 that were effective for goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, the Company adopted the remaining portions of SFAS 142 and discontinued amortizing goodwill (see Note 3 for the effects of adopting this standard).

         Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Goodwill acquired prior to July 1, 2001 was amortized on a straight-line basis over periods from 11 to 40 years through 2001 after which time amortization of goodwill was discontinued. The Company reviews goodwill for impairment annually in accordance with the provisions of SFAS 142. In 2002, the Company engaged an independent valuation firm to perform a goodwill impairment test. Based on the analysis, there was no impairment of goodwill upon adoption of SFAS 142.

         Other intangible assets consist primarily of purchased customer lists, developed technology, content and trademarks that were acquired in business combinations. Other intangible assets are generally amortized on a straight-line basis over periods ranging from four to ten years. Amortization periods of intangible assets are periodically reviewed to determine whether events or circumstances warrant revision to estimated useful lives. Carrying values of other intangibles are periodically reviewed to assess recoverability based on expectations of undiscounted cash flows and operating income for each related business unit.

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

         Depreciation expense was $36.9 million, $33.3 million and $29.6 million in 2002, 2001 and 2000, respectively.

                                     -F20-

Revenue Recognition

         The Company recognizes product and services revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer and when an economic exchange has taken place.

         For multiple-element software arrangements, total revenue is allocated to each element based on the fair value method or the residual method when applicable. Under the fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through vendor-specific objective evidence. Under the residual method, the fair value of the undelivered maintenance and training elements, as determined based on vendor-specific objective evidence, is deferred and the remaining (residual) arrangement is recognized as software product revenue at the time of delivery. Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. Training revenue is recognized as the services are performed.

         Revenue from licensing of software under usage-based contracts is recognized ratably over the term of the agreement or on an actual usage basis. Revenue from licensing of software under term license agreements is recognized ratably over the term of the agreement.

         For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven and there are no customizations that would cause a substantial acceptance risk. For software that is installed and integrated by the Company, revenue is recognized on a percentage-of-completion basis as the services are performed. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates.

         The contractual terms of software sales do not provide for product returns or allowances. However, on occasion, the Company may allow for returns or allowances primarily in the case of a new product release. Provisions for estimated returns and sales allowances are established by the Company concurrently with the recognition of revenue and are based on a variety of factors including actual return and sales allowance history and projected economic conditions. The Company has not incurred any significant amount of returns or sales allowances in 2002, 2001 or 2000.

         Service revenues are comprised of revenues derived from software maintenance agreements, field maintenance services, analytical and consulting services and training services.

Shipping and Handling

         Revenue received from shipping and handling fees is reflected in net sales. Costs related to shipping and handling are included in cost of goods sold.

Self-Insurance

         The Company is primarily self-insured for workers' compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company's estimates of the aggregate liabilities for the claims incurred. Payments for claims beyond one year have been discounted.

Translation of Foreign Currencies

         Financial statement accounts that are maintained in foreign currencies are translated into U.S. dollars as follows. Assets and liabilities denominated in foreign currencies are translated at end-of-period exchange rates. Results of

                                     -F21-
operations denominated in foreign currencies are translated using average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. Realized currency exchange gains and losses resulting from transactions are included in earnings as incurred and were not significant in 2002, 2001 or 2000.

Stock-Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans and applies the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148").

         The Company recognizes stock-based compensation expense for restricted stock granted to employees and also for the deferred compensation plan for non-employee directors. No stock-based compensation cost is reflected in net income for options or purchases under the employee stock purchase plan. Had compensation cost for options granted under the Company's stock-based compensation plans and purchases under the employee stock purchase plan been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below (in thousands, except per share amounts):


                                         2002         2001         2000
-------------------------------------------------------------------------
Net income:
  As reported                         $ 52,432     $ 38,974     $ 28,697
  Add: stock-based compensation
     expense included in reported
     net income, net of tax              6,036        3,244          481
  Deduct: stock-based compensation
    expense determined under the
    fair value based method for
    all awards, net of tax             (11,117)      (4,497)      (4,085)
--------------------------------------------------------------------------
  Pro forma net income                $ 47,351     $ 37,721     $ 25,093
==========================================================================

Earnings
 per common share:
  As reported
     Basic                            $   1.80     $   1.34     $   1.01
     Diluted                          $   1.73     $   1.31     $   1.00
  Pro forma
     Basic                            $   1.63     $   1.30     $   0.88
     Diluted                          $   1.57     $   1.26     $   0.87



         See Note 9 for more information regarding the Company's stock compensation plans and the assumptions used to prepare the pro forma information presented above.

Earnings Per Common Share

         Earnings per common share for all periods have been computed under the provisions of FASB Statement No. 128, "Earnings Per Share." In 2001 and 2000, the net income used in the calculation of diluted earnings per common share was adjusted for the effect of the interest on the conversion of subordinated debt. The net income used for the calculation of diluted earnings per common share for 2002, 2001 and 2000 was $52,432,000, $39,143,000 and $28,968,000, respectively.
The average number of common shares used in the calculation of basic earnings per common share for 2002, 2001 and 2000 was 29,120,776, 29,073,406 and
28,468,887, respectively. The average number of common shares and potentially

                                     -F22-
dilutive common shares used in the calculation of diluted earnings per common share for 2002, 2001 and 2000 was 30,243,686, 29,984,345 and 28,831,637,
respectively. Potentially dilutive common shares that were not included in the calculation of diluted earnings per share for 2002, 2001 and 2000 because they were anti-dilutive were 57,000, 151,000, and 1,011,000, respectively. The potentially dilutive common shares relate to options and restricted stock granted under stock compensation plans and the effect of the conversion of subordinated debt.

Software and Other Development Costs

         The Company expenses research and development costs, including expenditures related to development of software products that do not qualify for capitalization. Research and development costs, which are primarily costs incurred related to the development of software, totaled $31.4 million, $29.1 million and $17.4 million in 2002, 2001 and 2000, respectively.

         The Company accounts for costs to develop or obtain computer software for internal use in accordance with Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires certain costs to be capitalized.

         Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established are capitalized in accordance with FASB Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three to six years. Unamortized software development costs in excess of estimated future net revenues from a particular product are written down to estimated net realizable value.

Income Taxes

         The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. A valuation allowance is provided for deferred tax assets for which realization cannot be considered likely.

Risk Management Contracts

         The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income.

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

         During 2002 and 2001, the Company recorded the changes in values related to cash flow hedges in other comprehensive income which was not material. In 2002 and 2001, the Company did not have any hedging instruments that were designated as fair value hedges.

                                     -F23-

New Accounting Standards

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections" ("SFAS 145"). One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The Company does not believe the adoption of SFAS 145 will have a material effect on the Company's financial position or results of operations.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company will adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002 and does not believe the adoption will have a material effect on the Company's financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" ("FIN 45"), which requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of FIN 45 will have a material effect on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS 148, which amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans and, effective December 15, 2002, adopted the disclosure provisions of SFAS 148. The adoption of the disclosure provisions of SFAS 148 did not have a material effect on the Company's financial position or results of operations.

Reclassifications

         In the fourth quarter of 2002, the Company reclassified certain expense items in its consolidated income statements. The reclassifications affected the categories of Cost of Sales and Selling, General and Administrative expenses. The change represents the reclassification of software product development costs previously shown as part of Cost of Sales. Financial data for all periods presented have been restated to reflect the impact of the reclassifications. The reclassifications had no impact on net income or shareholders' equity as previously reported. Certain other reclassifications have been made in the 2000 and 2001 financial statements and notes to financial statements to conform to the 2002 classifications.

                                     -F24-

2. Acquisitions

         All acquisitions in 2002, 2001 and 2000 were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of each acquired business have been included in the Company's operations beginning as of the date of the particular acquisition.

2002 Acquisitions

         On October 15, 2002, Harland Financial Solutions, Inc. ("HFS"), a wholly-owned subsidiary of the Company, acquired 100% of the equity in INTERLINQ Software Corporation ("INTERLINQ") for approximately $23.0 million, net of cash acquired. INTERLINQ was a leading provider of mortgage loan origination, production and servicing solutions. As part of the acquisition, the Company acquired in-process research and development costs totaling $3.0 million, which were immediately expensed following the acquisition. These costs represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility. As a result of the acquisition, the Company believes HFS has a leadership position in the mortgage loan origination market and good growth opportunity in the mortgage servicing market.

         On September 20, 2002, HFS extended its core systems offering with the acquisition of certain assets and related liabilities of SPARAK Financial Systems, LLC ("SPARAK") for approximately $31.9 million, net of cash acquired. The acquisition agreement includes a contingent purchase payment not to exceed $2.0 million to be made in the event certain growth targets are achieved as defined in the agreement. The contingent purchase payment is payable in 2004 and will be recorded as an increase in goodwill, to the extent such payment is ultimately made. SPARAK was a leading provider of integrated hardware and software systems for community banks. The acquisition was completed to build on the HFS leadership position in the financial institutions market and add additional value for SPARAK's existing customers, as well as for other community banks nationwide.

         On July 24, 2002, Scantron Corporation, a wholly-owned subsidiary of the Company, acquired 100% of the equity in EdVISION Corporation ("EdVISION") for approximately $28.8 million, net of cash acquired. Related to the acquisition of EdVISION, the Company entered into an incentive agreement with certain individuals that includes contingent payments to be made in the event certain growth targets are achieved as defined in the incentive agreement. These contingent payments, which will not exceed $2.0 million, are payable during or before 2005 and will be expensed at the time of payment to the extent such payments are ultimately made. EdVISION was a leading provider of curriculum development and assessment tools for the education industry. This acquisition expands Scantron's ability to offer advanced testing and assessment tools in the education market.

         On May 28, 2002, HFS acquired 100% of the equity in Easy Systems, Inc. ("Easy Systems") for approximately $10.8 million, net of cash acquired. Easy Systems was a software solutions company that provided turnkey branch automation solutions for the community bank market. The addition of Easy Systems allows HFS to offer financial institutions proven and leading-edge solutions to help them strengthen customer relationships while improving operations.

                                     -F25-

         The combined purchase price for assets acquired through acquisitions in 2002 totaled $94.5 million, net of cash acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition dates (in thousands):



                                               Weighted Average
                                                  Useful Life
                                        Value       in Years
---------------------------------------------------------------
Current assets                        $  8,751
Property, plant and equipment            1,653
Goodwill                                81,121
Intangibles:
  Developed technology         13,570                    6
  Customer lists                6,150                    9
  Acquired in-process
   research and development     3,000                    -
  Trademarks                    3,800                   10
  Content                       2,300                   10
                              --------
Total intangibles                       28,820
Other assets                             5,718
---------------------------------------------------------------
    Total assets acquired              126,063
---------------------------------------------------------------
Current liabilities                     25,429
Other                                    6,149
---------------------------------------------------------------
    Total liabilities assumed           31,578
---------------------------------------------------------------
Net assets                            $ 94,485
===============================================================


         The allocation of purchase price to intangible assets included $3.0 million for acquired in-process research and development costs that were written off at the date of acquisition. Those write-offs are disclosed separately in the statements of income. The remaining $25.8 million of acquired intangible assets have a weighted-average useful life of approximately 7.7 years.

         The preliminary allocations of the purchase price to the assets and liabilities acquired in 2002 resulted in $81.1 million allocated to goodwill of which $26.2 million is expected to be deductible for tax purposes. Goodwill of $56.2 million and $24.9 million was assigned to the Company's Software and Services and Scantron business segments, respectively. The allocations of purchase price are subject to refinement as the Company finalizes the valuation of certain assets and liabilities.

         The following unaudited pro forma summary presents information as if the acquisitions of the businesses acquired in 2002 occurred at the beginning of the respective year in which the assets were acquired, as well as the beginning of the immediately preceding year (in thousands, except per share amounts):


(Unaudited)                             2002         2001
-----------------------------------------------------------
Net sales                           $ 798,663    $ 793,312
Net income                          $  48,805    $  31,423

Earnings per common share:
     Basic                          $    1.68    $    1.08
     Diluted                        $    1.61    $    1.06


         The unaudited pro forma summary for all periods presented includes adjustments for increased amortization of intangible assets and increased interest expense. The pro forma summary also includes the write-off of acquired in-process research and development costs totaling $3.0 million for each of the years ended December 31, 2002 and 2001. The unaudited pro forma summary does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.

                                     -F26-

2001 Acquisitions

         In March 2001, the Company's Scantron subsidiary acquired 100% of the equity in ImTran, Inc. ("ImTran"). ImTran was a data collection and document capture solutions firm specializing in automated data collection and document imaging. In October 2001, the Company's Printed Products segment acquired the assets of DocuPrint, Incorporated ("DocuPrint"). DocuPrint produced forms for major financial institutions. Also in October 2001, the Company's Scantron subsidiary acquired substantially all the assets of the Scanning Systems division of Associated Business Products, Inc., a subsidiary of Global DocuGraphix, Inc. for approximately $6.0 million in cash.

         Assets acquired through acquisitions in 2001 totaled $7.5 million. Of the total 2001 consideration paid, $5.8 million was allocated to goodwill of which $5.7 million was assigned to the Scantron segment. The pro forma effects on results of operations for the 2001 business acquisitions were not material.

2000 Acquisition

         On August 23, 2000, the Company completed a cash tender offer for all of the outstanding common stock of Concentrex. The acquired operations provided technology-powered solutions to deliver financial services, including a broad range of traditional software and services to financial institutions of all types and sizes in the United States. Consideration totaled $146.9 million of which approximately $100.0 million was funded from a credit facility obtained by the Company (see Note 6).

         The consideration paid was allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. Acquisition costs were allocated as follows and are being amortized on a straight-line basis over the useful life indicated below (in thousands):

                                                              Useful Life
                                                     Value      In Years
--------------------------------------------------------------------------
Tangible net assets acquired                      $  18,450         -
Goodwill                                             96,140        11
Other intangible assets                               7,041         7
Developed technology                                  8,761         4
Net assets held for sale                              8,242         -
Acquired in-process research
  and development                                     8,248         -
--------------------------------------------------------------------------
Total                                             $ 146,882
==========================================================================

         As part of the acquisition, the Company acquired in-process research and development costs totaling $8.2 million, which were immediately expensed following the acquisition. These costs represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility.

         A portion of the consideration paid was allocated to the net realizable value of certain assets of the acquired operation's online banking and electronic payments business which the Company identified as a business held for sale. In November 2000, these assets, which totaled $8.2 million, were sold to Netzee in exchange for Netzee common stock. The Company also extended a $5.0 million line of credit to Netzee of which $1.0 million and $3.0 million were outstanding at December 31, 2002 and December 31, 2001, respectively. In June 2002 and September 2001, the Company determined that the decline in market value of its investment in Netzee was other than temporary and the investment was written down to its market value, resulting in a recognized loss before income taxes of $0.3 million and $7.8 million, respectively. In December 2002, the Company realized a $1.8 million loss on the disposition of debt and equity investments resulting from the sale of Netzee.

                                     -F27-

3. Goodwill and Intangibles

         Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with definitive lives will continue to be amortized over their useful lives.

         The following presents a reconciliation of net income and earnings per share information for the years ended December 31, 2002, 2001 and 2000 adjusted for the provisions of SFAS 142 to exclude the amortization of goodwill and other indefinite-lived intangibles (in thousands, except per share amounts):


                                        2002         2001         2000
-------------------------------------------------------------------------
Net income:
  As reported                         $ 52,432     $ 38,974     $ 28,697
  Add: Goodwill amortization,
    net of tax effect                        -       10,366        6,228
-------------------------------------------------------------------------
  Adjusted net income                 $ 52,432     $ 49,340     $ 34,925
=========================================================================

Basic earnings per share:
  As reported                         $   1.80     $   1.34     $   1.01
  Goodwill amortization                      -     $   0.36     $   0.22
  Adjusted                            $   1.80     $   1.70     $   1.23

Diluted earnings per share:
  As reported                         $   1.73     $   1.31     $   1.00
  Goodwill amortization                      -     $   0.34     $   0.22
  Adjusted                            $   1.73     $   1.65     $   1.22


         The changes in the carrying amounts of goodwill by business segment for the years ended December 31, 2002 and 2001 are as follows (in thousands):


                        Printed     Software and                 Consoli-
                        Products      Services      Scantron      dated
--------------------------------------------------------------------------
Balances as of
 December 31, 2000      $ 25,729      $ 91,226      $ 13,929     $130,884
Goodwill acquired
  during 2001                  8                       5,708        5,716
Purchase price
 allocation adjustments                     38             -           38
Amortization of goodwill  (1,165)       (9,136)         (928)     (11,229)
--------------------------------------------------------------------------
Balances as of
 December 31, 2001        24,572        82,128        18,709      125,409
Goodwill acquired
  during 2002                           56,176        24,945       81,121
Purchase price
 allocation adjustments      137         3,795             -        3,932
--------------------------------------------------------------------------
Balances as of
 December 31, 2002      $ 24,709      $142,099      $ 43,654     $210,462
==========================================================================

                                     -F28-

         Intangible assets with definitive lives consist of developed technology, customer lists, trademarks and content. Intangibles were comprised of the following (in thousands):


                   December 31, 2002              December 31, 2001
            ------------------------------  -----------------------------
             Gross                 Net       Gross                 Net
            Carrying    Accum.  Carrying    Carrying    Accum.  Carrying
             Amount     Amort.   Amount      Amount     Amort.   Amount
-------------------------------------------------------------------------
Developed
 technology  $25,467  $ (7,460)  $18,007     $16,319  $ (5,024)  $11,295
Customer
 lists        26,033   (15,587)   10,446      23,510   (14,198)    9,312
Trademarks     3,800      (119)    3,681           -         -         -
Content        2,300       (97)    2,203           -         -         -
-------------------------------------------------------------------------
Total        $57,600  $(23,263)  $34,337     $39,829  $(19,222)  $20,607
=========================================================================


         Carrying amounts of developed technology and content are included in the other assets caption on the balance sheets and the related amortization expense is included in the cost of goods sold caption on the statements of income.

         Aggregate amortization expense for intangible assets totaled $7.5 million and $6.4 million for the years ended December 31, 2002 and 2001, respectively.

         The estimated intangible amortization expense for each of the next five years beginning January 1, 2003 is as follows (in thousands):

            For the year ending December 31,

                 2003     $ 8,164
                 2004     $ 7,183
                 2005     $ 4,888
                 2006     $ 4,540
                 2007     $ 3,910

4. Property Held for Sale

         At December 31, 2002, property held for sale consisted of the Company's Printed Product facilities in Portland, OR and St. Louis, MO. These facilities were closed in 2002 as part of a production consolidation program and reclassified as held for sale during 2002. At December 31, 2001, property held for sale consisted of a Printed Products facility located in Hartford, CT, which had been closed in a prior consolidation program, and certain equipment acquired in the Docuprint acquisition. In 2002, the Company sold the Hartford facility and the Docuprint related equipment. No gain or loss was recognized in 2002 on these transactions. In 2001, the Company recorded a charge of $0.2 million to adjust the basis of the Hartford facility to its estimated fair value. Management is actively marketing the sale of the Portland and St. Louis facilities and believes these facilities will be sold in 2003.

         Property held for sale at December 31, 2002 and 2001 consists of the following (in thousands):


                                          2002            2001
---------------------------------------------------------------
Land                                    $  434          $   67
Buildings and improvements               3,775             921
Machinery and equipment                     50              87
Furniture and fixtures                      36               -
---------------------------------------------------------------
Property held for sale                  $4,295          $1,075
===============================================================

                                     -F29-

5. Restructuring Charge

         In the fourth quarter of 2000, the Company recorded a restructuring charge of $14.5 million which was primarily for impairment of intangible assets and severance costs.

         The impairment of intangibles was a result of the Company's examination of the long-term viability of product offerings in two of its software operations. Subsequent to the acquisition of Concentrex in August 2000, the Company decided to discontinue certain DOS-based product offerings and migrate customers to similar Concentrex product offerings or to a web-based product in development. As a result of this decision, the remaining intangibles associated with these products were written off. Due to lower than anticipated sales of a new version of an existing product released in late 1999, the Company revised the long-term prospects of another of its software operations. The revision of expectations required an adjustment of the carrying value of the operation's long-term assets to the calculated value based on discounted projected cash flows. The impairment charges for these two actions had a total pre-tax impact of $9.4 million, or $7.9 million after tax. Restructuring charges by business segment are presented in Note 14.

         The severance costs resulted primarily from a reorganization of the Company into three distinct segments. In connection with the reorganization during the fourth quarter of 2000, the Company eliminated approximately 145 positions, which resulted in a pre-tax charge of $4.3 million, or $2.6 million after tax.

         The cash and noncash elements of the restructuring charge for each of the years ended December 31, 2002, 2001 and 2000, as well as the beginning and ending balances of accrued restructuring costs, consisted of the following components (in thousands):

                                                    Utilized
                    Beginning  Restructuring  --------------------     Ending
                     Balance     Charge         Cash      Non-Cash     Balance
-------------------------------------------------------------------------------
2000
Write-down of
  intangible and

  other assets       $     -    $  9,417     $      -      $(9,417)    $     -
Employee severance       443       4,334       (1,662)           -       3,115
Other                    795         700         (614)        (700)        181
-------------------------------------------------------------------------------
Total                  1,238      14,451       (2,276)     (10,117)      3,296
===============================================================================

2001
Employee severance     3,115           -       (2,982)         (87)         46
Other                    181           -         (125)           -          56
-------------------------------------------------------------------------------
Total                  3,296           -       (3,107)         (87)        102
===============================================================================

2002
Employee severance        46           -          (46)           -           -
Other                     56           -          (56)           -           -
-------------------------------------------------------------------------------
Total                $   102    $      -     $   (102)     $     -     $     -
===============================================================================

                                     -F30-

6. Long-Term Debt

         Long-term debt consisted of the following as of December 31, 2002 and 2001 (in thousands):


                                                      2002          2001
-------------------------------------------------------------------------
Revolving credit facility                        $ 144,000     $ 124,000
Other                                                  189           173
-------------------------------------------------------------------------
Total                                              144,189       124,173
Less current portion                                    83            55
-------------------------------------------------------------------------
Long-term debt                                   $ 144,106     $ 124,118
=========================================================================

         The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks in an amount of $325.0 million. The Credit Facility matures in 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, on the following indices (plus a margin as defined): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including among other items, leverage, fixed charge and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

         At December 31, 2002, the Credit Facility consisted of $144.0 million in outstanding cash borrowings, $5.7 million in outstanding letters of credit and $175.3 million available for borrowing. The average interest rate in effect on outstanding cash borrowings at December 31, 2002, including the effect of the Company's interest rate hedging program (see Note 12), was 3.98%.

         Other long-term debt relates to other miscellaneous obligations. At December 31, 2002, the Company believes it was in compliance with the covenants associated with all debt instruments.

         Annual maturities of long-term debt are $0.1 million in 2003 and $144.1 million in 2004.

7. Income Taxes

         The income tax provision for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in thousands):


                                           2002         2001        2000
-------------------------------------------------------------------------
Current:
  Federal                               $ 19,806     $ 25,747    $  7,225
  State                                    2,439        3,926       2,475
-------------------------------------------------------------------------
Total                                     22,245       29,673       9,700
-------------------------------------------------------------------------
Deferred:
  Federal                                  9,001        2,119      13,302
  State                                    1,577           55       2,565
-------------------------------------------------------------------------
Total                                     10,578        2,174      15,867
-------------------------------------------------------------------------
Total income taxes                      $ 32,823     $ 31,847    $ 25,567
=========================================================================

                                     -F31-

         The tax effects of significant items comprising the Company's net deferred tax assets as of December 31 were as follows (in thousands):


                                                         2002        2001
---------------------------------------------------------------------------
Current deferred tax asset:
  Accrued vacation                                   $  3,021    $  3,157
  Deferred revenues                                     1,570         360
  Accrued liabilities                                   4,023       6,637
  Benefit of net operating loss carryforwards          12,332       8,629
  Allowance for doubtful accounts                       1,307       1,917
  Other                                                 4,724       4,921
--------------------------------------------------------------------------
Total                                                  26,977      25,621
--------------------------------------------------------------------------
Non-current deferred tax asset (liability):
  Difference between book and tax basis
     of property                                      (28,413)    (11,269)
  Deferred revenues                                     2,844       2,040
  Deferred compensation                                 2,344       2,476
  Postretirement benefits obligation                    5,342       5,348
  Capital loss carryforwards                           27,927      24,595
  Unrealized loss on investments                          726         406
  Acquisition and restructuring reserves                  195         532
  Benefit of net operating loss carryforwards          12,328       5,260
  Other                                                 1,334       3,305
--------------------------------------------------------------------------
Total                                                  24,627      32,693
Valuation allowance                                   (26,377)    (26,089)
--------------------------------------------------------------------------
Non-current deferred tax asset (liability)             (1,750)      6,604
--------------------------------------------------------------------------

Net deferred tax asset                               $ 25,227    $ 32,225
==========================================================================


         During 2001, the Company utilized approximately $1.7 million of capital losses recognized in a prior year to offset unrealized capital gains associated with investments recorded in other comprehensive income. A substantial portion of the remaining capital loss carryforwards will expire after 2004.

         The Company had federal net operating loss and tax credit carryforwards of approximately $64.0 million available as of December 31, 2002 that expire after 2007. A substantial amount of these federal tax carryforwards were acquired in the acquisitions the Company made in 2000 and 2002. Therefore, utilization of these tax attributes is subject to an annual limitation under the Internal Revenue Code and Regulations. In addition to the federal tax carryforwards, the Company has various state net operating losses and state investment credit carryforwards that the Company expects to utilize before expiration.

         The Company has established a valuation allowance for certain net operating loss and capital loss carryforwards. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the recoverability of these carryforwards. The valuation allowance increased in 2001 due to the Company recording an impairment charge on investments thereby reducing the utilization of loss carryforwards. Additionally, the Company has recorded a valuation allowance of $2.1 million related to certain deferred tax assets acquired from Concentrex.

                                     -F32-

         The following reconciles the income tax provision at the U.S. federal income tax statutory rate of 35% to that in the financial statements (in thousands):



                                      2002           2001           2000
-------------------------------------------------------------------------
Statutory rate                     $ 29,839       $ 24,787       $ 18,992
State and local income taxes, net
  of Federal income tax benefit       2,396          2,669          3,453
Non-deductible goodwill
  amortization                            -          3,156          3,326
Other comprehensive items                 -              -         (4,942)
Change in valuation allowance            65          1,789          3,168
In-process research and development
  costs                               1,050              -          2,887
Benefits from tax credits              (593)          (441)        (1,078)
Other - net                              66           (113)          (239)
--------------------------------------------------------------------------
Income tax provision               $ 32,823       $ 31,847       $ 25,567
==========================================================================

8. Shareholders' Equity

         In March 2000, the Company's Board of Directors authorized the purchase of up to 2.9 million shares of the Company's outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During 2002, the Company purchased 1,307,300 shares of its common stock under this authorization at a cost of $27.7 million or an average cost of $21.19 per share. As of December 31, 2002, a total of 1,752,446 shares had been purchased under the share purchase authorization at an average cost of $20.96 per share. In January 2003, the Company's Board of Directors authorized the repurchase of an additional 3.0 million shares, upon completion of the existing authorization.

         In 1999, the Company renewed its Shareholder Rights Agreement. The rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by shareholders of record. Each right entitles shareholders to buy, upon occurrence of certain events, $180.00 worth of common stock for $90.00, subject to adjustment based on the market value of such common stock at that time. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, or commences a tender or exchange offer that, upon consummation, would result in a person or group owning 30% or more of the Company's common stock. Under certain circumstances the rights are redeemable at a price of $.001 per right. The rights expire on July 5, 2009.

9. Stock Compensation Plans

         Under the Company's Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 5,100,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may exercise an option to purchase shares of Company stock through payroll deductions. The option price is 85% of the lower of the beginning-of-quarter or end-of-quarter market price. During 2002, 2001, and 2000, employees exercised options to purchase 111,883, 116,450 and 148,415 shares, respectively. Options granted under the ESPP were at prices ranging from $18.30 to $24.51 in 2002, $12.03 to $18.62 in 2001, and $11.98 to $12.75 in 2000. At December 31, 2002,
there were 639,435 shares of common stock reserved for purchase under the ESPP.

         Under the Company's 1999 Stock Option Plan, the Company may grant stock options to key employees to purchase shares of Company stock at no less than the fair market value of the stock on the date of the grant or issue restricted stock to such employees. The Company is authorized to issue up to 2,000,000 shares of common stock under the plan. Stock options have a maximum life of ten

                                     -F33-
years and generally vest ratably over a five-year period beginning on the first anniversary date of the grant. Upon adoption of the 1999 plan, the Company terminated a previous plan except for options outstanding thereunder. Options granted under such plan are generally exercisable ratably over a five-year period beginning on the first anniversary of the date of grant, and have a maximum life of ten years. Certain options granted in 1998 and 1999 vest per specified schedules beginning one to five years from the date of the grant.

         In 2000, the Company adopted the 2000 Stock Option Plan which authorizes the issuance of up to 3,000,000 shares through stock options and grants of restricted stock. The 2000 Plan is substantially similar to the 1999 Plan, except that the Company's executive officers are ineligible to receive options or stock grants thereunder.

         In 2002, the Company adopted the 2002 Stock Option Plan which authorizes the issuance of up to 1,000,000 shares through stock options and grants of restricted stock. The 2002 plan is substantially similar to the 1999 plan.

         As of December 31, 2002, there were 5,466,107 shares of common stock reserved for issuance under these stock option plans.

         Restricted stock grants generally vest over a period of five years, subject to earlier vesting if the Company's common stock outperforms the S&P 500 in two of three consecutive years. Unearned compensation is recorded at the date of the award based on the market value of shares issued and is amortized over the period of restriction. The certificates covering the restricted stock are held by the Company, but the shares have all the rights of other shares of common stock, subject to certain restrictions. The restricted stock is generally forfeited if the employee is terminated for any reason prior to the lapse in restrictions, other than death or disability.

         In December 2002, the conditions for early vesting were met on 120,450 shares after the Company's common stock outperformed the S&P 500 in 2002 and 2001.

         In February 2001, the Company effected a voluntary program allowing certain officers to exchange certain options for a grant of restricted stock. Options to purchase 840,000 shares with a weighted average exercise price of $24.09 were exchanged for 295,905 shares of restricted stock. At the same time, an additional 105,500 shares of restricted stock were granted to such officers as part of an annual grant. These shares of restricted stock vest to the extent of one third of the grant when the closing stock price reaches at least $22.50 for ten consecutive trading days and two thirds of the grant vest when the closing stock price similarly reaches at least $27.00. In August 2001, the vesting conditions for one third of these shares were met and, in February 2002, the vesting conditions on the remaining two thirds were met.

         In April 2002, upon approval of the 2002 Stock Option Plan by the Company's shareholders, the Company's Chief Executive Officer was granted 50,000 restricted shares. The restrictions expire annually on 12,500 shares beginning in December 2002. He was also granted an option at such time to purchase 400,000 shares at $31.00 per share. This option has a ten-year life and was fully vested and exercisable at the date of grant.

         In 1998, the Board of Directors granted 50,000 restricted shares of the Company's common stock to the Company's Chief Executive Officer. The restrictions expired on 25,000 shares in October 2001 and on 12,500 shares in October 2002. The restrictions expire on the remaining 12,500 shares in October 2003. All restricted stock granted to the Company's Chief Executive Officer vests in the event of a change in control, termination of employment without cause or resignation for good reason.

                                     -F34-

         A summary of option transactions during the three years ended December 31, 2002, follows:

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                              Shares                Price
-------------------------------------------------------------------------
Outstanding - December 31, 1999             3,540,000         $    18.87
  Options granted                           1,549,250              14.50
  Options canceled                           (552,400)             18.28
  Options exercised                           (35,200)             14.20
-------------------------------------------------------------------------
Outstanding - December 31, 2000             4,501,650              17.47
  Options granted                             627,500              14.32
  Options canceled                         (1,319,950)             21.91
  Options exercised                          (372,601)             18.85
-------------------------------------------------------------------------
Outstanding - December 31, 2001             3,436,599              16.36
  Options granted                           1,656,675              24.84
  Options canceled                           (438,300)             18.25
  Options exercised                          (566,749)             16.11
-------------------------------------------------------------------------
Outstanding - December 31, 2002             4,088,225         $    19.63
=========================================================================

         The following table summarizes information pertaining to options outstanding and exercisable as of December 31, 2002:


Options Outstanding
-------------------------------------------------------------------------
                                             Weighted
                                              Average            Weighted
                                             Remaining            Average
Range of                                    Contractual          Exercise
Exercise Prices             Options         Life(Years)             Price
-------------------------------------------------------------------------
$12.75 to $13.94           1,142,350           6.77           $    13.59
$14.31 to $15.44             604,850           7.19                15.14
$16.19 to $20.00             409,400           6.44                19.24
$20.06 to $24.03           1,277,625           8.96                22.18
$25.26 to $31.88             654,000           8.95                29.60
-------------------------------------------------------------------------
Total                      4,088,225           7.83           $    19.63
=========================================================================


Options Exercisable
-------------------------------------------------------------------------
                                                                 Weighted
                                                                  Average
Range of                                                         Exercise
Exercise Prices             Options                                 Price
-------------------------------------------------------------------------
$12.75 to $13.94             657,500                          $    13.50
$14.31 to $15.44             157,900                               15.12
$16.19 to $20.00             267,700                               19.78
$20.06 to $24.03              81,800                               22.12
$25.26 to $31.88             455,000                               31.11
-------------------------------------------------------------------------
Total                      1,619,900                          $    20.07
=========================================================================

                                     -F35-

         A summary of restricted stock transactions during the three years ended December 31, 2002, follows:

                                                                 Weighted
                                                                  Average
                                              Shares           Fair Value
-------------------------------------------------------------------------
Outstanding - December 31, 1999                50,000         $    12.75
  Restricted stock issued                     111,400              14.98
  Restrictions lifted                          (2,500)             15.38
  Restricted stock forfeited                   (4,500)             15.38
-------------------------------------------------------------------------
Outstanding - December 31, 2000               154,400              14.24
  Restricted stock issued                     501,055              23.04
  Restrictions lifted                        (158,800)             22.36
  Restricted stock forfeited                   (7,700)             15.18
-------------------------------------------------------------------------
Outstanding - December 31, 2001               488,955              20.61
  Restricted stock issued                     310,600              24.08
  Restrictions lifted                        (413,055)             21.53(a)
  Restricted stock forfeited                  (88,600)             19.11
-------------------------------------------------------------------------
Outstanding - December 31, 2002               297,900         $    23.39
=========================================================================

(a)Does not include the impact of $3.85 per share related to restrictions lifted on 267,205 shares where a new measurement of compensation cost based on the market value on the vesting date was required by FASB Interpretation No. 44 provisions related to tax withholdings. Such cost was included in the results of operations in 2002.

         The Company has a deferred compensation plan for its non-employee directors covering a maximum of 200,000 shares. At December 31, 2002 and 2001, there were 180,385 and 186,982 shares, respectively, reserved for issuance of which 106,800 and 87,854 shares, respectively, were allocated but unissued. The remaining 73,585 and 99,128 shares, respectively, were reserved and unallocated under the directors compensation plan.

         For the years ended December 31, 2002, 2001 and 2000, the Company recognized expense related to stock-based compensation (for restricted stock granted to employees and the deferred compensation plan for non-employee directors) of $9,895,000, $5,318,000, and $788,000, respectively.

         Pro forma compensation costs (see Note 1) associated with options granted under the ESPP were estimated based on the discount from market value. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for each of the years ended December 31, 2002, 2001 and 2000:


                                   2002          2001         2000
-------------------------------------------------------------------
Fair value per option             $10.33         $7.65        $5.91

Weighted average assumptions:
  Dividend yield                     1.2%         1.6%         2.1%
  Expected volatility               41.0%        33.2%        34.7%
  Risk-free interest rate            4.8%         5.0%         6.0%
  Expected life (years)              5.8          8.5          8.2


10. Employee Retirement and Savings Plans

         The Company's Master 401(k) Plan and Trust ("401(k) plan") is a defined contribution 401(k) plan with an employer match covering any employee of the Company or a participating affiliate. Participants may contribute on a pretax and after-tax basis, subject to maximum IRS limits and not exceeding 17% of annual compensation. The Company matches employee contributions at the rate of $0.50 for every dollar contributed up to a maximum Company-matching contribution of 3% of qualified annual compensation. The Company recognized matching contributions to the 401(k) plan of $4.2 million in 2002, $3.3 million in 2001, and $3.9 million in 2000. Additional contributions may be made from accumulated and/or current net profits. In 2002 and 2001, additional contributions to the 401(k) plan of $1.4 million and $1.0 million were recognized by the Company.

                                     -F36-

         The Company has a non-qualifying deferred compensation plan similar to the 401(k) plan. This plan provides an opportunity for eligible employees to contribute additional amounts for retirement savings once they have reached the maximum contribution amount in the 401(k) plan. The Company's contributions to this plan during 2002, 2001 and 2000 were not significant.

         The Company has unfunded deferred compensation agreements with certain current and former officers. The present value of cash benefits payable under the agreements is being provided over the periods of active employment and totaled $3.6 million at December 31, 2002 and $3.8 million at December 31, 2001. The charges to expense for these agreements were not significant.

11. Postretirement Benefits

         The Company sponsors two defined postretirement benefit plans that cover certain salaried and nonsalaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. The Company's intent is that the retirees provide the majority of the actual cost of providing the medical plan. The life insurance plan is noncontributory. Neither plan is funded.

         As of December 31, 2002 and 2001, the accumulated postretirement benefit obligation ("APBO") under such plans was $19.5 million and $20.8 million, respectively. The following table reconciles the plans' beginning and ending balances of the APBO and reconciles the plans' status to the accrued postretirement health care and life insurance liability reflected on the balance sheet as of December 31 (in thousands):


                                                  2002          2001
----------------------------------------------------------------------
APBO as of January 1:
  Retirees                                     $ 17,383      $ 10,641
  Fully eligible participants                     3,376         7,308
----------------------------------------------------------------------
                                                 20,759        17,949
Net change in APBO:
  Interest costs                                  1,419         1,433
  Benefits paid                                  (2,031)       (1,973)
  Retiree contributions                             893           966
  Change in discount rate                        (1,526)        2,384
----------------------------------------------------------------------
Total net change in APBO                         (1,245)        2,810
----------------------------------------------------------------------

APBO as of December 31:
  Retirees                                       19,514        17,383
  Fully eligible participants                         -         3,376
----------------------------------------------------------------------
                                                 19,514        20,759
Unrecognized net loss                            (5,999)       (7,776)
----------------------------------------------------------------------
Accrued postretirement cost -
  included in other liabilities                $ 13,515      $ 12,983
======================================================================

                                     -F37-

         Net periodic postretirement costs ("NPPC") are summarized as follows (in thousands):



                                          2002        2001        2000
-----------------------------------------------------------------------
Interest on APBO                      $  1,419    $  1,433    $  1,499
Net amortization                           251         225         504
Service costs                                -           -         360
-----------------------------------------------------------------------
Total                                 $  1,670    $  1,658    $  2,363
=======================================================================

         In 2000, the Company eliminated employer subsidies for all future retirees except those that had twenty or more years of service as of December 31, 2000 and retired prior to December 31, 2002.

         Medical costs were assumed to increase by 12.0% in 2002 and 9.0% in 2003 and increases are projected to decline gradually to 5% in 2009 and to remain at that level thereafter. Participant contributions were assumed to increase by 30% in 2002 and 25% in 2003 and increases are projected to decline gradually to 5% in 2009 and thereafter. The medical cost and participant contributions trend rate assumptions could have a significant effect on amounts reported. An increase of 1.0% in the assumed trend rates would have had the effect of increasing the APBO by $1.7 million and the NPPC by $109,000. A decrease of 1.0% in the assumed trend rates would have had the effect of decreasing the APBO by $1.4 million and the NPPC by $92,000. The weighted average discount rate used in determining the APBO was 6.5% in 2002, 7.0% in 2001 and 7.5% in 2000.

12. Financial Instruments

         The Company's financial instruments include cash and cash equivalents, investments, receivables, accounts payable, borrowings and interest rate risk management contracts.

         At December 31, 2002 and 2001, the fair values of cash and cash equivalents, receivables, accounts payable and short-term debt approximated carrying values because of the short-term nature of these instruments. The carrying values of investments, long-term debt and interest rate swaps approximate their fair value.

         During 2002 and 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. The interest rate swaps are directly matched against U.S. dollar LIBOR contracts outstanding under the Company's Credit Facility and are reset quarterly. Both the interest rate swaps and the Credit Facility mature in 2004. The interest rate swaps are structured to amortize on a quarterly basis so that on a percentage basis, they approximate the Company's forecasted cash flows. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense.

         At December 31, 2002 and December 31, 2001, the notional principal amount of interest rate swaps outstanding was $114.0 million and $98.0 million respectively. The fair value of the swaps is reported on the balance sheet in other long-term liabilities. The net change in fair value of the swaps at December 31, 2002 and December 31, 2001 is reported in other comprehensive income. The swaps are highly effective and no significant amounts for hedge ineffectiveness were reported in net income during 2002 and 2001.

         The Company periodically reviews its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of December 31, 2002 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a long-term credit

                                     -F38-
rating of A-, A3 or better as defined by Standard and Poor's or Moody's Investors Service, respectively. In addition, the Company limits the amount of investment credit exposure with any one institution.

13. Commitments and Contingencies

         In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

         Total rental expense was $15.9 million in 2002, $15.8 million in 2001 and $13.4 million in 2000. Minimum annual rentals under noncancelable leases at December 31, 2002 are as follows (in thousands):


                                       Capital           Operating
                                        Leases              Leases
-------------------------------------------------------------------
2003                                  $     90            $ 15,487
2004                                        53              13,316
2005                                         2              12,338
2006                                         -              10,386
2007                                         -               9,844
Thereafter                                   -              27,024
-------------------------------------------------------------------
Total                                 $    145            $ 88,395
===================================================================

         At December 31, 2002, imputed interest on capital leases was $13,000 and the present value of minimum capital lease payments was $132,000.

         In connection with acquisitions, the Company has entered into agreements to pay up to $4.0 million during and prior to 2005. These payments are contingent on certain growth targets being met by certain of the businesses acquired in 2002 (see Note 2).

14. Business Segments

         The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions. The Software and Services ("Software and Services") segment is focused on the financial institution market and includes lending and mortgage origination, compliance and closing applications, database marketing software, core systems applications and business intelligence solutions. The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions, curriculum development and assessment tools and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

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

                                     -F39-

         Summarized financial information for 2002, 2001 and 2000 is as follows (in thousands):

                                   Business Segment
                           ------------------------------
                            Printed  Software and
                           Products   Services   Scantron   Corporate &    Consoli-
                                                            Eliminations    dated
-----------------------------------------------------------------------------------
2002
Net sales                  $ 523,630  $ 138,139  $ 107,822  $  (1,784)   $ 767,807
Income (loss)                 88,324     13,613     29,232    (45,914)      85,255
Identifiable assets          221,892    202,674     77,169     48,952      550,687
Depreciation and
  amortization                41,591      9,598      2,844      2,592       56,625
Acquired in-process
  research and development
  costs                            -      3,000          -          -        3,000
Capital expenditures          26,214      2,073      3,702        101       32,090

2001
Net sales                  $ 527,257  $ 121,341  $  95,907  $  (1,302)   $ 743,203
Income (loss)                 89,861       (932)    25,282    (43,390)      70,821
Identifiable assets          244,592    130,581     41,003     56,070      472,246
Amortization of goodwill       1,165      9,136        928          -       11,229
Depreciation and other
  amortization                35,781      8,668      3,053      2,590       50,092
Capital expenditures          42,473      2,097      2,831        102       47,503

2000
Net sales                  $ 567,514  $  60,463  $  93,361  $    (661)   $ 720,677
Restructuring charge           2,074     11,875        502                  14,451
Income (loss)                 94,779    (26,664)    19,502    (33,353)      54,264
Identifiable assets          228,942    166,631     37,952     95,023      528,548
Amortization of goodwill       1,165      5,066        826          -        7,057
Depreciation and other
  amortization                30,028      5,070      3,805      2,502       41,405
Acquired in-process
  research and development
  costs                            -      8,248          -          -        8,248
Capital expenditures          37,706        991      1,126        651       40,474


                                     -F40-

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of John H. Harland Company:

         We have audited the consolidated balance sheets of John H. Harland Company and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland Company and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Notes 1 and 3 to the consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/Deloitte & Touche LLP
________________________
Deloitte & Touche LLP
Atlanta, Georgia
January 27, 2003


                                     -F41-

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

         The Company maintains a control structure which is designed to provide reasonable assurance that assets are safeguarded and that the financial records reflect the authorized transactions of the Company. As a part of this process, the Company has an internal audit function which assists management in evaluating and monitoring the adequacy and effectiveness of the control structure.

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





/s/ Timothy C. Tuff                                  /s/ Charles B. Carden
________________________                             _________________________
Timothy C. Tuff                                      Charles B. Carden
Chairman, President and                              Senior Vice President and
Chief Executive Officer                              Chief Financial Officer


January 27, 2003

                                     -F42-

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 Supplemental Financial Information (Unaudited)
                     (In thousands except per share amounts)

  SELECTED QUARTERLY FINANCIAL DATA, DIVIDENDS PAID AND STOCK PRICE RANGE

                                    ------------Quarter ended --------
                               March 29     June 28    September 27  December 31
  -------------------------------------------------------------------------------
  2002(a):
    Net sales                 $ 185,572    $ 184,486    $ 189,636    $ 208,113
    Gross profit(b)              85,341       85,926       91,389      102,695
    Net income                    8,787       12,923       15,992       14,730(c)
    Per common share:
      Basic earnings               0.30         0.44         0.55         0.51
      Diluted earnings             0.29         0.42         0.53         0.50
      Dividends paid              0.075        0.075        0.075        0.075
      Stock market price:
        High                      30.95        34.81        30.99        27.97
        Low                       21.00        28.20        22.89        18.20

                                    ------------Quarter ended --------
                               March 30     June 29    September 28  December 31
  -------------------------------------------------------------------------------
  2001:
    Net sales                 $ 191,291    $ 187,267    $ 179,563    $ 185,082
    Gross profit(b)              85,869       85,838       82,790       86,189
    Net income                   10,273       10,937        5,079(d)    12,685
    Per common share:
      Basic earnings               0.36         0.38         0.17         0.44
      Diluted earnings             0.35         0.36         0.17         0.42
      Dividends paid              0.075        0.075        0.075        0.075
      Stock market price:
        High                      19.00        23.70        24.90        22.51
        Low                       13.13        17.59        18.41        18.95

(a) In 2002, the Company acquired four businesses (see Note 2 to the Consolidated Financial Statements).
(b) See the Reclassifications section of Note 1 to the Consolidated Financial Statements regarding the reclassification of certain expenses in the consolidated income statements.
(c) Fourth quarter 2002 results include a $3.0 million charge after income taxes for acquired in-process research and development costs related to the acquisition of INTERLINQ and a $1.1 million loss after income taxes on debt and equity investments related to the sale of Netzee, Inc. (see
    Note 1 and Note 2 to the Consolidated Financial Statements).
(d) Third quarter 2001 results include a write-down of the Company's investment in Netzee, Inc. of $6.1 million after income taxes (see the Investments section of Note 1 to the Consolidated Financial Statements).

SELECTED FINANCIAL DATA
                                  ---------- Year ended December 31 ---------
                                2002      2001       2000      1999      1998
-------------------------------------------------------------------------------
Net sales                    $767,807  $743,203   $720,677  $702,512  $673,947
Net income (loss)              52,432    38,974     28,697    42,684   (20,647)
Total assets                  550,687   472,246    528,548   397,933   397,501
Long-term debt                144,106   124,118    191,617   106,446   107,071
Per common share:
  Basic earnings (loss)          1.80      1.34       1.01      1.39     (0.66)
  Diluted earnings (loss)        1.73      1.31       1.00      1.37     (0.66)
  Cash dividends                 0.30      0.30       0.30      0.30      0.30
Average number of shares outstanding:
    Basic                      29,121    29,073     28,469    30,638    31,087
    Diluted                    30,244    29,984     28,832    31,261    31,087

Earnings (loss) per share are calculated based on the weighted average number of shares outstanding during the applicable period.

The Company's common stock(symbol: JH) is listed on the New York Stock Exchange. At December 31, 2002 there were 4,596 shareholders of record.

See Note 1 to the Consolidated Financial Statements regarding an investment write-down in 2002 and 2001, Note 2 to the Consolidated Financial Statements regarding acquisitions in 2002, 2001 and 2000 and Note 5 to the Consolidated Financial Statements regarding restructuring charges in 2000.

                                     -F43-


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands of dollars)

---------------------------------------------------------------------------------------------

       COLUMN A                     COLUMN B      ---- COLUMN C ----    COLUMN D     COLUMN E

                                                     ADDITIONS                          BALANCE
                                    BALANCE    CHARGED TO  CHARGED TO                   AT END
                                  AT BEGINNING  COSTS AND    OTHER                        OF
    DESCRIPTION                    OF PERIOD    EXPENSES    ACCOUNTS(1)  DEDUCTIONS(2)  PERIOD
---------------------------------------------------------------------------------------------

Year Ended December 31, 2002

 Allowance for doubtful accounts    $ 4,819     $   (915)    $  710      $ 1,800       $ 2,814
                                    =======     =========   =======      =======       =======
Year Ended December 31, 2001

 Allowance for doubtful accounts    $ 4,272     $    606    $   696      $   755       $ 4,819
                                    =======     =========   =======      =======       =======
Year Ended December 31, 2000

 Allowance for doubtful accounts    $ 6,456     $   (867)   $    24      $ 1,341       $ 4,272
                                    =======     =========   =======      =======       =======


Notes:

(1) Represents recovery of previously written-off and credit balance accounts receivable and balances established at acquisition related to accounts receivable of acquired operations.
(2) Represents write-offs of uncollectible accounts receivable.

                                      -S1-