Form 10-Q
period 2003-03-28
HARLAND JOHN H CO
filed 2003-05-12
CIK 45599

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( ).

The number of shares of the registrant's common stock outstanding on April 25, 2003 was 27,790,892.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . .   3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . .   6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . .   7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . .  15

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  20

  ITEM 4. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . .   21

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .   22

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .    22

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . .   24

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------

(In thousands)                               March 28,   December 31,
                                               2003          2002
----------------------------------------------------------------------
                                           (Unaudited)

Current Assets:

Cash and cash equivalents                  $  11,449     $  19,218
Accounts receivable - net                     64,310        58,871
Inventories                                   16,660        18,191
Deferred income taxes                         26,999        26,977
Other                                         15,556        15,568
----------------------------------------------------------------------
Total current assets                         134,974       138,825
----------------------------------------------------------------------

Other Assets:

Investments                                    3,585         3,917
Goodwill - net                               210,570       210,462
Intangible assets - net                       13,457        14,127
Refundable contract payments                  22,734        23,281
Other                                         24,337        25,860
----------------------------------------------------------------------
Total other assets                           274,683       277,647
----------------------------------------------------------------------

Property, plant and equipment                343,885       340,684
Less accumulated depreciation
   and amortization                          212,458       206,469
----------------------------------------------------------------------
Property, plant and equipment - net          131,427       134,215
----------------------------------------------------------------------

Total                                      $ 541,084     $ 550,687
======================================================================


See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and              March 28,   December 31,
per share amounts)                             2003          2002
----------------------------------------------------------------------
                                           (Unaudited)

Current Liabilities:

Accounts payable                           $  26,538     $  22,599
Deferred revenues                             60,075        53,311
Accrued liabilities:
   Salaries, wages and employee benefits      25,000        31,039
   Taxes                                      18,225        18,817
   Other                                      20,567        21,320
----------------------------------------------------------------------
Total current liabilities                    150,405       147,086
----------------------------------------------------------------------

Long-Term Liabilities:

Long-term debt, less current maturities      137,385       144,106
Other                                         25,137        25,501
----------------------------------------------------------------------
Total long-term liabilities                  162,522       169,607
----------------------------------------------------------------------
Total liabilities                            312,927       316,693
----------------------------------------------------------------------
Shareholders' Equity:

Preferred stock, authorized 500,000
   shares of $1.00 par value, none issued          -             -
Common stock, authorized 144,000,000
   shares of $1.00 par value,
   37,907,497 shares issued                   37,907        37,907
Additional paid-in capital                     5,794         5,245
Retained earnings                            418,208       409,110
Accumulated other comprehensive
   loss                                         (882)         (330)
Unamortized restricted stock awards           (7,311)       (5,785)
----------------------------------------------------------------------
                                             453,716       446,147
Less 10,155,602 and 9,544,064 shares
   in treasury - at cost,
   respectively                              225,559       212,153
----------------------------------------------------------------------
Shareholders' equity                         228,157       233,994
----------------------------------------------------------------------

Total                                      $ 541,084     $ 550,687
======================================================================

See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                                            Three Month Period Ended
                                            ------------------------
(In thousands, except                        March 28,     March 29,
per share amounts)                             2003          2002
----------------------------------------------------------------------

Sales:
Product sales                               $ 160,409     $ 159,316
Service sales                                  33,016        26,256
----------------------------------------------------------------------
Total sales                                   193,425       185,572

Cost of sales:
Cost of products sold                          88,611        91,129
Cost of services sold                          10,982         9,217
----------------------------------------------------------------------
Total cost of sales                            99,593       100,346

Gross Profit                                   93,832        85,226

Selling, general and
  administrative expenses                      70,332        68,475
Amortization of other intangibles                 670           628
----------------------------------------------------------------------
Income From Operations                         22,830        16,123
----------------------------------------------------------------------

Other Income (Expense):
Interest expense                               (1,470)       (1,584)
Other - net                                        69           (15)
----------------------------------------------------------------------
Total                                          (1,401)       (1,599)
----------------------------------------------------------------------

Income Before Income Taxes                     21,429        14,524
Income taxes                                    8,250         5,737
----------------------------------------------------------------------
Net Income                                     13,179         8,787

Retained Earnings at
  Beginning of Period                         409,110       372,164
Cash dividends                                 (2,141)       (2,194)
Issuance of treasury
   shares under stock plans                    (1,940)       (2,682)
----------------------------------------------------------------------
Retained Earnings at
  End of Period                             $ 418,208     $ 376,075
======================================================================

Weighted Average Shares
   Outstanding:
     Basic                                     27,873        29,237
     Diluted                                   28,403        30,753
======================================================================
Earnings Per Common Share:
     Basic                                  $    0.47     $    0.30
     Diluted                                $    0.46     $    0.29
======================================================================
Cash Dividends Per
   Common Share                             $   0.075     $   0.075
======================================================================


See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Three Month Period Ended
                                                      ------------------------
                                                        March 28,    March 29,
(In thousands)                                            2003         2002
-----------------------------------------------------------------------------

Operating Activities:
Net income                                            $  13,179    $   8,787
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                             9,268        8,746
 Amortization                                             4,999        4,803
 Stock-based compensation                                   597        7,015
 Tax benefits from stock-based compensation                 405        1,346
 Deferred income taxes                                     (626)           -
 Other                                                      432          628
 Change in assets and liabilities net of effects
  of businesses acquired:
  Accounts receivable                                    (5,530)      (2,593)
  Inventories and other current assets                      369        4,650
  Deferred revenues                                       5,830          261
  Accounts payable and accrued liabilities               (2,954)         610
  Refundable contract payments                           (2,244)      (4,309)
-----------------------------------------------------------------------------
Net cash provided by operating activities                23,725       29,944
-----------------------------------------------------------------------------

Investing Activities:
Purchases of property, plant and equipment               (6,668)      (9,510)
Proceeds from sale of property, plant and equipment         143        1,204
Long-term investments and other assets                    1,159         (121)
-----------------------------------------------------------------------------
Net cash used in investing activities                    (5,366)      (8,427)
-----------------------------------------------------------------------------

Financing Activities:
Purchases of treasury stock                             (19,138)      (1,568)
Issuance of treasury stock                                1,819        4,914
Dividends paid                                           (2,141)      (2,194)
Long-term debt - net                                     (6,721)     (19,014)
Other - net                                                  53         (397)
-----------------------------------------------------------------------------
Net cash used in financing activities                   (26,128)     (18,259)
-----------------------------------------------------------------------------

Changes in cash and cash equivalents                     (7,769)       3,258
Cash and cash equivalents at beginning of period         19,218       10,096
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  11,449    $  13,354
=============================================================================


See Notes to Condensed Consolidated Financial Statements.

                     JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 28, 2003
                                   (Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a normal presentation of the results of operations, financial position and cash flows of the John H. Harland Company and subsidiaries ("Company") for the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made in the 2002 financial statements and notes to financial statements to conform to the 2003 classifications.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K").

2.   Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 2002 Form 10-K.

Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. If the Company accounted for stock-based compensation using the fair value recognition provisions of Financial Accounting Standards Board (the "FASB") Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share for the three month periods ended March 28, 2003 and March 29, 2002 would have changed to the pro forma amounts listed below (in thousands, except per share amounts):


                                            March 28,     March 29,
                                              2003          2002
----------------------------------------------------------------------
Net income:
  As reported                               $ 13,179      $  8,787
  Add: stock-based compensation
    expense included in reported
    net income, net of tax                       364         4,279
  Deduct: stock-based compensation
    expense determined under the
    fair value based method for
    all awards, net of tax                    (1,675)       (3,100)
----------------------------------------------------------------------
  Pro forma net income                      $ 11,868      $  9,966
======================================================================

Earnings per common share:
  As reported
    Basic                                   $   0.47      $   0.30
    Diluted                                 $   0.46      $   0.29
  Pro forma
    Basic                                   $   0.43      $   0.34
    Diluted                                 $   0.42      $   0.32


Pro forma compensation costs associated with options granted under the employee stock purchase plan were estimated based on the discount from market value. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for the three month periods ended March 28, 2003 and March 29, 2002:


                                              March 28,    March 29,
                                                2003         2002
----------------------------------------------------------------------
Fair value per option                       $   7.87      $    9.92

Weighted average assumptions:
  Dividend yield                                 1.4%           1.3%
  Expected volatility                           41.1%          41.0%
  Risk-free interest rate                        4.1%           5.1%
  Expected life (years)                          5.2            6.4


Accounting Prouncements

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections" ("SFAS 145"). One of the major changes of SFAS 145 is to change the accounting for the classification of gains and losses from the extinguishment of debt. The Company adopted SFAS 145 on January 1, 2003 and uses APB 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. Adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted SFAS 146 on January 1, 2003. Adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" ("FIN 45"), which requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 45 on January 1, 2003. Adoption of these provisions did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted certain provisions of FIN 46 during the first quarter of 2003 and this adoption did not have a material effect on the Company's financial position or results of operations. The Company believes that the adoption of the remaining provisions of FIN 46 will not have a material effect on its financial position or results of operations.

3.   Acquisitions

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

On September 20, 2002, HFS extended its core systems offering with the acquisition of certain assets and related liabilities of SPARAK Financial Systems, LLC ("SPARAK") for approximately $31.9 million, net of cash acquired. The acquisition agreement includes a contingent purchase payment not to exceed $2.0 million to be made in the event certain growth targets are achieved, as defined in the agreement. The contingent purchase payment is payable in 2004 and will be recorded as an increase in goodwill, to the extent such payment is ultimately made. SPARAK was a leading provider of integrated hardware and software systems for community banks. The acquisition was completed to build on the HFS leadership position in the financial institutions market and add additional value for SPARAK's existing customers, as well as for other community banks nationwide.

On July 24, 2002, Scantron Corporation ("Scantron"), a wholly-owned subsidiary of the Company, acquired 100% of the equity in EdVISION Corporation ("EdVISION") for approximately $28.8 million, net of cash acquired. Related to the acquisition of EdVISION, the Company entered into an incentive agreement with certain individuals that includes contingent payments to be made in the event certain growth targets are achieved, as defined in the incentive agreement. These contingent payments, which will not exceed $2.0 million, are payable during or before 2005 and will be expensed at the time of payment, to the extent such payments are ultimately made. EdVISION was a leading provider of curriculum development and assessment tools for the education industry. This acquisition expands Scantron's ability to offer advanced testing and assessment tools in the education market.

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

The following unaudited pro forma summary presents information as if the acquisitions of the businesses acquired in 2002 occurred on January 1, 2002 (in thousands, except per share amounts):


                                    Three month period ended
                                         March 29, 2002
----------------------------------------------------------------------

Net sales                                  $ 196,870
Net income                                 $   5,972

Earnings per common share:
     Basic                                 $    0.20
     Diluted                               $    0.19


The unaudited pro forma summary for the period presented includes adjustments for increased amortization of intangible assets and increased interest expense. The pro forma summary also includes the write-off of acquired in-process research and development costs totaling $3.0 million. The unaudited pro forma summary does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the period presented or of future results.

All acquisitions were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of the acquired businesses have been included in the Company's operations since the particular acquisition.

4.   Goodwill and Intangible Assets

Under the FASB Statement No. 142, "Goodwill and Other Intangibles", goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with definitive lives will continue to be amortized over their useful lives.

The changes in the carrying amounts of goodwill by business segment for the three months ended March 28, 2003 are as follows (in thousands):


                      Printed      Software &
                      Products      Services     Scantron   Consolidated
------------------------------------------------------------------------
Balances as of
 December 31, 2002    $ 24,709     $142,099      $ 43,654    $210,462

Purchase price
 allocation adjustments      -           56            52         108
------------------------------------------------------------------------
Balances as of
 March 28, 2003       $ 24,709     $142,155      $ 43,706    $210,570
========================================================================

Intangible assets with definitive lives were comprised of the following (in thousands):

                   March 28, 2003                  December 31, 2002
------------------------------------------------------------------------
             Gross                 Net       Gross                Net
            Carrying   Accum.   Carrying    Carrying   Accum.   Carrying
             Amount    Amort.    Amount      Amount    Amort.    Amount
------------------------------------------------------------------------
Developed
 technology  $24,599  $ (7,908)  $16,691    $25,467  $ (7,460)  $18,007
Customer
 lists        26,033   (16,162)    9,871     26,033   (15,587)   10,446
Trademarks     3,800      (214)    3,586      3,800      (119)    3,681
Content        2,300      (155)    2,145      2,300       (97)    2,203
------------------------------------------------------------------------
  Total      $56,732  $(24,439)  $32,293    $57,600  $(23,263)  $34,337
========================================================================

Carrying amounts of developed technology and content are included in the other assets caption on the balance sheets and the related amortization expense is included in the cost of sales caption on the statements of income.

Aggregate amortization expense for intangible assets totaled $2.1 million and $1.7 million for the three month periods ending March 28, 2003 and March 29, 2002, respectively.

The estimated future intangible amortization expense as of March 28, 2003 is as follows (in thousands):

            For the year ending December 31,

                    Year             Amount
------------------------------------------------------------------------
                 Remaining 2003     $ 6,061
                 2004               $ 7,183
                 2005               $ 4,888
                 2006               $ 4,540
                 2007               $ 3,910
                 Thereafter         $ 5,711
------------------------------------------------------------------------
                 Total              $32,293
========================================================================


5.   Income Taxes

The effective income tax rate for the three month period ended March 28, 2003 was 38.5% compared to 39.5% for the three month period ended March 29, 2002. This decrease was due primarily to lower state tax rates and permanent tax differences in 2003 compared to 2002.

6.   Inventories

As of March 28, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

                                             March 28,     December 31,
                                               2003            2002
----------------------------------------------------------------------
Raw materials                               $ 13,921        $ 15,593
Work in progress                                 685             414
Finished goods                                 2,054           2,184
----------------------------------------------------------------------
Total                                       $ 16,660        $ 18,191
======================================================================

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

At March 28, 2003 the Company had $137.3 million in outstanding cash borrowings, $5.9 million in outstanding letters of credit and $181.8 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at March 28, 2003, including the effect of the Company's interest rate hedging program, was 3.82%.

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

The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. Both the interest rate swaps and the Credit Facility mature in 2004. The interest rate swaps are structured to amortize on a quarterly basis so that on a percentage basis, they approximate the Company's forecasted cash flows. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. At March 28, 2003, the notional principal amount of interest rate swaps outstanding was $102 million and the average fixed rate in effect on the Company's interest rate swap agreements, including the Company's credit margin, was 4.39%. The net change in fair value of the swaps at March 28, 2003 is reported in other comprehensive income (see Note 8). The swaps are highly effective and no significant amounts for hedge ineffectiveness were reported in net income during the three month periods ended March 28, 2003 and March 29, 2002.

8.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the three month periods ended March 28, 2003 and March 29, 2002 was as follows (in thousands):

                                             Three Month Period Ended
                                             ------------------------
                                             March 28,       March 29,
                                               2003            2002
----------------------------------------------------------------------
Net income:                                 $ 13,179        $  8,787
Other comprehensive
 income (loss):
  Foreign exchange
    translation adjustments                       52            (428)
  Unrealized losses on
    investments, net of ($516) and $128
    in tax benefits (provisions)                (849)         (1,769)
  Changes in fair value of cash
    flow hedging instruments,
    net of ($157) and $(301) in tax
    benefits (provisions)                        245             470
----------------------------------------------------------------------
Comprehensive income                        $ 12,627        $  7,060
======================================================================

                                      -12-

9.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three month periods ended March 28, 2003 and March 29, 2002 is as follows (in thousands, except per share amounts):

                                              March 28,       March 29,
                                                2003            2002
----------------------------------------------------------------------
Computation of basic earnings per common share:

Numerator
   Net Income                               $   13,179     $    8,787
----------------------------------------------------------------------
Denominator
   Average weighted shares
   outstanding                                  27,766         29,148

   Average weighted deferred
   shares outstanding under
   non-employee directors
   compensation plan                               107             89
----------------------------------------------------------------------
   Shares outstanding for
   basic earnings per share
   calculation                                  27,873         29,237
----------------------------------------------------------------------
Basic earnings per share                    $     0.47     $     0.30
======================================================================

Computation of diluted earnings per common share:

Numerator
   Net Income                               $   13,179     $    8,787
----------------------------------------------------------------------

Denominator
   Basic weighted average
   shares outstanding                           27,873         29,237

   Dilutive effect of stock
   options and restricted stock                    530          1,516
----------------------------------------------------------------------

   Shares outstanding for
   diluted earnings per share
   calculation                                  28,403         30,753
----------------------------------------------------------------------

Diluted earnings per share                  $     0.46     $     0.29
======================================================================


10.   Business Segments

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities marketed primarily to financial institutions. The Software and Services ("Software & Services") segment is focused on the financial institution market and includes lending and mortgage origination, compliance and closing applications, database marketing software, core processing applications and business intelligence solutions. The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions, curriculum development, testing and assessment tools and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

The Company's operations are located primarily in the United States and Puerto Rico. There were no significant intersegment sales during the first quarters of 2003 and 2002. The Company does not have sales to any individual customer greater than 10% of total Company sales. Equity investments, as well as foreign assets, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those referenced in
Note 2.

Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss excludes interest income, interest expense, certain other non-operating gains and losses, all of which are considered corporate items. Prior to 2003, certain incentive compensation for segment management was considered to be a corporate item. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, investments and other assets not employed in production. Total assets of each business segment did not change materially from the amount disclosed in the 2002 Form 10-K.

Selected summarized financial information for the three month periods ended March 28, 2003 and March 29, 2002 were as follows (in thousands):

                                   Business Segment
                           -------------------------------
                            Printed  Software &
                           Products   Services    Scantron   Corporate &    Consoli-
                                                            Eliminations    dated
-----------------------------------------------------------------------------------
Quarter ended
   March 28, 2003:
Net sales                  $  127,118  $ 40,715   $ 26,014   $   (422)   $ 193,425
Income (loss)                  20,996(1)  4,161(1)   3,847     (7,575)      21,429

Quarter ended
   March 29, 2002:
Net sales                  $  130,757  $ 31,413   $ 23,893   $   (491)   $ 185,572
Income (loss)                  21,320     3,582      6,169    (16,547)      14,524


(1) Includes certain incentive compensation costs of $848,000 and $714,000 for Printed Products and Software & Services, respectively, that was included in Corporate prior to January 1, 2003.

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

The Software and Services segment ("Software & Services") is focused on the financial institution market and includes lending and mortgage origination, compliance and closing applications, database marketing software, core processing applications and business intelligence solutions.

The Scantron segment ("Scantron") includes scanning equipment and software, scannable forms, survey solutions, curriculum development, testing and assessment tools and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

CRITICAL ACCOUNTING POLICIES

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"), the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, impairment of long-lived assets, goodwill and other intangibles, software and other developmental costs, income taxes and stock-based compensation. The Company believes there were no significant changes in the status of its accounting policies during the three months ended March 28, 2003 to warrant further disclosure. Please see the 2002 Form 10-K for additional disclosure with respect to the Company's critical accounting policies.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2003 VERSUS FIRST QUARTER OF 2002

Consolidated net sales increased 4.2% to $193.4 million in the first quarter of 2003 from $185.6 million in the first quarter of 2002. Sales increases in the Software & Services and Scantron segments more than offset a decrease in Printed Products sales. Sales of products, which consist of all Printed Products sales, software licensing sales, scanning equipment and scannable forms and other products increased 0.7% to $160.4 million in the first quarter of 2003 from $159.3 million in the first quarter of 2002. Sales of services, which consist of software maintenance services, field maintenance services, analytical and consulting services and other services increased 25.5% to $33.0 million in the first quarter of 2003 from $26.3 million in the first quarter of 2002.

Printed Products sales decreased 2.8% to $127.1 million in the first quarter of 2003 from $130.8 million in the first quarter of 2002. Volume in domestic imprint check printing operations decreased 8.0%, which accounted for a majority of the sales decrease. The volume decrease was attributable primarily to the loss of a large customer in late 2002, lower volumes from a direct check marketer and general market volume decline, partially offset by gains in the community bank market. The impact of the volume decline was moderated by an improvement in the average price per unit of 7.5% due primarily to a price increase implemented in July 2002 and to lower volume from customers that are less favorably priced. Sales in computer checks and related products also decreased in the first quarter of 2003 compared to the first quarter of 2002 due primarily to the loss of business with a software company in late 2002 and decreased sales supporting small business software companies. Sales in direct marketing activities also decreased in the first quarter of 2003 compared to the first quarter of 2002 due primarily to the general economic slowdown which resulted in a decline in large mass mail jobs and fewer openings of brokerage accounts.

Software & Services product sales increased 22.1% to $18.2 million in the first quarter of 2003 from $14.9 million in the first quarter of 2002. Sales of services in Software & Services increased 36.4% to $22.5 million in the first quarter of 2003 from $16.5 million in the first quarter of 2002. The increase in sales was due primarily to the acquisitions of Easy Systems, SPARAK and

INTERLINQ in 2002 (see Note 3 to the Condensed Consolidated Financial Statements included in this report), which accounted for sales of approximately $9.7 million. Excluding the impact of acquisitions, sales increases in the core processing product line, lending products and analytical services were more than offset by decreases in the legacy mortgage lending activities and also in customer relationship management software. Software & Services backlog at the end of the first quarter of 2003 increased 37.0% compared with the first quarter of 2002, and increased 2.2% from the end of the fourth quarter of 2002. The increase from the first quarter of 2002 was due to acquisitions and stronger bookings. Excluding the impact of acquisitions, backlog increased 8.5% from the first quarter of 2002.

Scantron product sales increased 9.9% to $15.5 million in the first quarter of 2003 from $14.1 million in the first quarter of 2002. Scantron sales of services increased 7.1% to $10.5 million in the first quarter of 2003 from $9.8 million in the first quarter of 2002. The increases were due primarily to the acquisition of EdVISION in July 2002 (see Note 3 to the Condensed Consolidated Financial Statements included in this report), internal growth in field services and increases in sales of test scoring machines and imaging products, which were partially offset by reduced sales of optical mark reading equipment due to a trend in data collection methods moving from optical mark reading to imaging and other direct input methods.

Consolidated gross profit increased 10.1% to $93.8 million in the first quarter of 2003 from $85.2 million in the first quarter of 2002, and increased as a percentage of sales from 45.9% in 2002 to 48.5% in 2003. The improvement was due to the increase in sales, cost management and productivity improvement initiatives and a favorable change in sales mix.

Printed Products gross profit in the first quarter of 2003 increased 3.7% over the first quarter of 2002 and as a percentage of sales was 40.4% in the first quarter of 2003 compared to 37.9% in the first quarter of 2002. This increase was due primarily to an increase in the average price per unit and lower manufacturing costs per unit in its domestic imprint check operations due to operating efficiencies gained from digital printing technology and process improvements. Printed Products gross profit was unfavorably impacted by a decrease in check volumes in the first quarter of 2003 and by a decrease in gross profit in its direct marketing operations.

Software & Services gross profit in the first quarter of 2003 increased 26.6% over the first quarter of 2002 due to acquisitions and higher sales in core processing applications. As a percentage of sales, Software & Services gross profit decreased to 70.3% in the first quarter of 2003 from 72.0% in the first quarter of 2002, due primarily to a change in sales mix and acquired operations.

Scantron gross profit in the first quarter of 2003 increased 5.9% over the first quarter of 2002, due primarily to acquisitions and a change in sales mix. As a percentage of sales, Scantron gross profit decreased to 53.2% in the first quarter of 2003 from 54.8% in the first quarter of 2002, due to unfavorable costs and production inefficiencies experienced during a facility relocation that occurred during the first quarter of 2003, lower margins associated with acquired product lines and an unfavorable change in sales mix.

Consolidated selling, general and administrative expenses ("SG&A") increased $1.9 million, or 2.7%, in the first quarter of 2003 from the first quarter of 2002. These expenses as a percentage of sales were 36.4% in the first quarter of 2003 down from 36.9% in the first quarter of 2002. The increase was due primarily to the impact of acquisitions was and partially offset by decreases in stock-based compensation expense. In the first quarter of 2003, stock-based compensation expense decreased to $0.6 million from $7.0 million in the first quarter of 2002. The decrease in stock-based compensation expense was due primarily to a $6.8 million charge in 2002 for the accelerated vesting of certain restricted stock grants that vested as a result of the Company's favorable stock price performance.

Consolidated income from operations increased $6.7 million to $22.8 million in the first quarter of 2003 from $16.1 million in the first quarter of 2002, due primarily to the decrease in stock-based compensation in the first quarter of 2003, as previously discussed.

Other Income (Expense) decreased $0.2 million to an expense of $1.4 million in the first quarter of 2003 from an expense of $1.6 million in the first quarter of 2002. The decrease was due primarily to lower interest rates during the first quarter of 2003 compared with the first quarter of 2002.

Consolidated income before income taxes increased $6.9 million to $21.4 million in the first quarter of 2003 from $14.5 million in the first quarter of 2002, due to increased income from operations and lower interest expense.

The Company's consolidated effective income tax rates were 38.5% and 39.5% for the first quarter of 2003 and the first quarter of 2002, respectively. The lower effective tax rate in the first quarter of 2003 resulted primarily from a reduction in the effective state rate and a reduction in certain estimated permanent tax differences compared to the first quarter of 2002.

The Company's net income in the first quarter of 2003 was $13.2 million compared to $8.8 million in the first quarter of 2002. Basic and diluted earnings per share were $0.47 and $0.46, respectively, for the first quarter of 2003 compared to basic and diluted earnings per share of $0.30 and $0.29, respectively, for the same period in 2002. In addition to the $4.4 million increase in net income for the first quarter of 2003, a decrease in weighted average shares outstanding for the first quarter of 2003 compared with the first quarter of 2002 resulting from the repurchase of common stock also had a favorable effect on basic and diluted earnings per share.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities decreased $6.2 million to $23.7 million in the first quarter of 2003 from $29.9 million in the first quarter of 2002. The increase in net income in the first quarter of 2003 over the first quarter of 2002, largely the result of decreased stock-based compensation, was more than offset by a decrease in the adjustments to reconcile net income to net cash provided by operating activities, due primarily to the lower stock-based compensation and related tax benefits in the first quarter of 2003, and changes in working capital in 2002. The primary uses of funds in the first quarter of 2003 were for purchases of treasury stock, repayment of long-term debt, capital expenditures, refundable customer contract payments and dividend payments to shareholders.

In March 2000, the Company's Board of Directors authorized the purchase of up to
2.9 million shares of the Company's outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During the first quarter of 2003, the Company purchased 833,932 shares of its common stock pursuant to this authorization at a cost of approximately $19.1 million, or an average cost per share of $22.95. As of March 28, 2003, a total of 2,586,378 shares had been purchased under the share purchase authorization at an average cost of $21.63 per share. In January 2003, the Company's Board of Directors authorized the repurchase of an additional 3.0 million shares, upon completion of the existing authorization.

Purchases of property, plant and equipment totaled $6.7 million in the first quarter of 2003 compared to $9.5 million in the first quarter of 2002. Capital expenditures in the first quarter of 2003 were primarily for customer care infrastructure initiatives. Capital expenditures in the first quarter of 2002 were primarily for digital printing equipment and customer care infrastructure initiatives. The Company is now fully operational with digital printing technology in all of its domestic personal check imprint operations. The Company's customer care infrastructure initiatives focus on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers. The Company currently estimates it will spend approximately $60.0 million on customer care infrastructure initiatives over a four-year period ending in 2004, with a majority of the expenditures being incurred by the end of 2003. The total anticipated expenditures include capital expenditures of approximately $38.0 million. Through March 28, 2003, $33.5 million has been expended on these initiatives, of which $23.6 million was capitalized. Total capital expenditures for the Company are currently expected to be approximately $32 to $37 million in 2003.

As of March 28, 2003, the Company's accumulated other comprehensive income
(loss) was ($0.9) million and consisted of net unrealized gains on investments, net unrealized losses on cash flow hedging instruments and foreign currency translation adjustments.

The Company has a $325.0 million revolving Credit Facility with a syndicate of banks. The Credit Facility matures in 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. During the first quarter of 2003, the Company repaid $6.7 million of its outstanding long-term debt. As of March 28, 2003, direct borrowings totaled $137.3 million under the Credit Facility, compared to $144.0 million as of December 31, 2002. There were $5.9 million in outstanding letters of credit, which were issued under the Credit Facility, leaving $181.8 million available for borrowings at March 28, 2003.

On March 28, 2003 the Company had $11.4 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations, the availability of funds under the Credit Facility and available additional borrowing capacity will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs for the foreseeable future. Management is not aware of any condition that would materially alter this trend.

The Company believes that it possesses sufficient unused debt capacity and access to capital markets to pursue additional acquisition opportunities.

ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (the "FASB") issued Statement No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections" ("SFAS 145"). One of the major changes of SFAS 145 is to change the accounting for the classification of gains and losses from the extinguishment of debt. The Company adopted SFAS 145 on January 1, 2003 and uses APB 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. Adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted SFAS 146 on January 1, 2003. Adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

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

The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 45 on January 1, 2003. Adoption of these provisions did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted certain provisions of FIN 46 during the first quarter of 2003 and this adoption did not have a material effect on the Company's financial position or results of operations. The Company believes that the adoption of the remaining provisions of FIN 46 will not have a material effect on its financial position or results of operations.

OUTLOOK

The Company believes that its financial position continues to be strong and expects a positive cash flow from operations in all business segments in 2003. The Company projects the Printed Products segment's profits will be down in 2003 due to the soft economy, the loss of a major customer and the current level of spending on customer care infrastructure, order entry systems, marketing activities and recent pricing trends in Printed Products, which in certain circumstances may include significant upfront contract incentive payments. In addition to these factors the Company is not projecting its direct marketing business to increase from current levels in the near term. The Company anticipates the Software & Services segment's profitability will continue to improve steadily as it completes the integration of the 2002 acquisitions. The Company is projecting the Scantron segment's profits will be down in 2003, primarily reflecting the impact of state education budget reductions on the sales of its new technology products.

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

Several factors outside the Company's control could negatively impact check revenues. These include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems. Check revenues may continue to be adversely affected by continued consolidation of financial institutions, competitive check pricing (which in certain circumstances may include significant upfront contract incentive payments) and the impact of governmental laws and regulations. There can be no assurances that the Company will not lose additional customers or that any such loss could be offset by the addition of new customers.

While the Company believes substantial growth opportunities exist in the Software & Services segment, there can be no assurances that the Company will achieve its revenue or earnings growth targets. The Company believes there are many risk factors inherent in its software business, including but not limited to the retention of talented employees and customers. Also, variables exist in the development of new software products, including the timing and costs of the development effort, product performance, functionality, product acceptance, competition, the Company's ability to integrate acquired companies and general changes in economic conditions or U.S. financial markets.

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

As a matter of due course, the Company and its subsidiaries are subject to various Federal and State tax examinations. The Company believes that it is in compliance with the various Federal and State tax regulations imposed and that the returns and reports filed with respect to such tax regulations are materially correct. The results of these Federal and State tax examinations could produce both favorable and unfavorable adjustments to the Company's total tax expense either currently or on a deferred basis. At such time when a favorable or unfavorable adjustment is known, the effect on the Company's consolidated financial statements is recorded.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company are held for purposes other than trading. The Company is exposed to primarily two types of market risks: interest rate and equity price.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. At March 28, 2003, the Company had outstanding variable rate debt of $137.4 million. In order to manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. At March 28, 2003, the notional principal amount of interest rate swaps outstanding was $102 million. The Company believes that its interest rate risk at March 28, 2003 was minimal. The impact on quarterly results of operations of a hypothetical one-point interest rate change on the outstanding debt as of March 28, 2003 would be approximately $90,000. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes.

The fair value of the swaps, which represent what the Company would have to pay to terminate the swaps, reflected a loss of $1.8 million ($1.1 million net of income taxes) at March 28, 2003. The fair value of the swaps was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive income, a component of shareholders' equity. Charges and credits to other comprehensive income for interest rate swap agreements that are not terminated early will net to zero over the term of the agreements.

Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. The change in market value has been accounted for as a component of other comprehensive income. The following presents the Company's investment in Bottomline reflecting the high and low closing market prices for the three months ended March 28, 2003 (in thousands):

                                  Carrying
                                   Value(a)     High(b)       Low(b)
----------------------------------------------------------------------
Investment in:
  Bottomline                      $ 2,747      $ 3,946      $ 2,591

(a) Based on market value as of March 28, 2003
(b) Based on quoted market
prices.

Item 4.  Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1. Legal Proceedings

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits


Exhibit  Description

3.1 * Amended and Restated Articles of Incorporation (Exhibit B to registrant's Proxy Statement dated March 12, 1999).

3.2 * Amended and Restated Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

4.1 * Rights Agreement, dated as of December 17, 1998, between registrant and First Chicago Trust Company of New York (Exhibit 4.1 to registrant's Registration Statement on Form 8-K dated July 1, 1999).

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


(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the quarterly period ended March 28, 2003.






--------
+ Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 9 to the Condensed Consolidated Financial Statements included in this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY


        05/12/2003                        /s/ J. Michael Riley
Date:  _________________               By:_____________________________
                                          J. Michael Riley
                                          Vice President and Controller
                                          (Duly Authorized Officer and
                                          Chief Accounting Officer)

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

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  05/12/2003

                                                      /s/ Timothy C. Tuff
                                                      -----------------------
                                                      Timothy C. Tuff
                                                      Chairman, President and
                                                      Chief Executive Officer

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

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  05/12/2003

                                                      /s/ Charles B. Carden
                                                      ----------------------
                                                      Charles B. Carden
                                                      Senior Vice President and
                                                      Chief Financial Officer

                                  EXHIBIT LIST

Exhibit  Description

3.1 * Amended and Restated Articles of Incorporation (Exhibit B to registrant's Proxy Statement dated March 12, 1999).

3.2 * Amended and Restated Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

4.1 * Rights Agreement, dated as of December 17, 1998, between registrant and First Chicago Trust Company of New York (Exhibit 4.1 to registrant's Registration Statement on Form 8-K dated July 1, 1999).

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