Form 10-Q
period 2003-06-27
HARLAND JOHN H CO
filed 2003-08-08
CIK 45599

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 27, 2003

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

The number of shares of the registrant's common stock outstanding on July 25, 2003 was 27,988,554.

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

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .16

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .24

  ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .25

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .26

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .26

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .27

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------

(In thousands)                               June 27,     December 31,
                                               2003          2002
----------------------------------------------------------------------
                                           (Unaudited)

Current Assets:

Cash and cash equivalents                  $   6,950     $  19,218
Accounts receivable - net                     60,119        58,871
Inventories                                   16,762        18,191
Deferred income taxes                         27,216        26,977
Other                                         17,220        15,568
----------------------------------------------------------------------
Total current assets                         128,267       138,825
----------------------------------------------------------------------

Other Assets:

Investments                                    5,027         3,917
Goodwill - net                               218,039       210,462
Intangible assets - net                       18,695        14,127
Refundable contract payments                  38,311        23,281
Other                                         23,865        25,860
----------------------------------------------------------------------
Total other assets                           303,937       277,647
----------------------------------------------------------------------

Property, plant and equipment                349,688       340,684
Less accumulated depreciation
   and amortization                          217,595       206,469
----------------------------------------------------------------------
Property, plant and equipment - net          132,093       134,215
----------------------------------------------------------------------

Total                                      $ 564,297     $ 550,687
======================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and              June 27,     December 31,
per share amounts)                             2003          2002
----------------------------------------------------------------------
                                           (Unaudited)

Current Liabilities:

Accounts payable                           $  24,029     $  22,599
Deferred revenues                             64,521        53,311
Accrued liabilities:
   Salaries, wages and employee benefits      23,855        31,039
   Taxes                                      22,699        18,817
   Other                                      20,968        21,320
----------------------------------------------------------------------
Total current liabilities                    156,072       147,086
----------------------------------------------------------------------

Long-Term Liabilities:

Long-term debt, less current maturities      139,318       144,106
Other                                         25,552        25,501
----------------------------------------------------------------------
Total long-term liabilities                  164,870       169,607
----------------------------------------------------------------------
Total liabilities                            320,942       316,693
----------------------------------------------------------------------
Shareholders' Equity:

Preferred stock, authorized 500,000
   shares of $1.00 par value, none issued          -             -
Common stock, authorized 144,000,000
   shares of $1.00 par value,
   37,907,497 shares issued                   37,907        37,907
Additional paid-in capital                     6,559         5,245
Retained earnings                            425,130       409,110
Accumulated other comprehensive
   income (loss)                                 697          (330)
Unamortized restricted stock awards           (6,709)       (5,785)
----------------------------------------------------------------------
                                 463,584 446,147
Less 9,958,615 and 9,544,064 shares
   in treasury - at cost,
   respectively                              220,229       212,153
----------------------------------------------------------------------
Shareholders' equity                         243,355       233,994
----------------------------------------------------------------------

Total                                      $ 564,297     $ 550,687
======================================================================

See Notes to Condensed Consolidated Financial Statements.

                                      -4-



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                          Three Month Period Ended   Six Month Period Ended
(In thousands, except        June 27,    June 28,      June 27,    June 28,
per share amounts)            2003        2002          2003        2002
---------------------------------------------------------------------------
Sales:
Product sales              $ 157,175   $ 157,569     $ 317,584   $ 316,885
Service sales                 35,253      26,917        68,269      53,173
---------------------------------------------------------------------------
Total sales                  192,428     184,486       385,853     370,058

Cost of sales:
Cost of products sold         87,134      89,047       175,745     180,176
Cost of services sold         11,793       9,683        22,775      18,900
---------------------------------------------------------------------------
Total cost of sales           98,927      98,730       198,520     199,076
Gross Profit                  93,501      85,756       187,333     170,982
Selling, general and
  administrative expenses     73,609      62,184       143,941     130,659
Amortization of other
  intangibles                    762         644         1,432       1,272
---------------------------------------------------------------------------
Income From Operations        19,130      22,928        41,960      39,051
---------------------------------------------------------------------------
Other Income (Expense):
Interest expense              (1,414)     (1,509)       (2,884)     (3,093)
Other - net                      (49)       (299)           20        (314)
---------------------------------------------------------------------------
Total                         (1,463)     (1,808)       (2,864)     (3,407)
---------------------------------------------------------------------------
Income Before Income Taxes    17,667      21,120        39,096      35,644
Income taxes                   6,417       8,197        14,667      13,934
---------------------------------------------------------------------------
Net Income                    11,250      12,923        24,429      21,710

Retained Earnings at
  Beginning of Period        418,208     376,075       409,110     372,164
Cash Dividends                (2,070)     (2,208)       (4,211)     (4,402)
Issuance of treasury shares
  under stock plans           (2,258)       (230)       (4,198)     (2,912)
---------------------------------------------------------------------------
Retained Earnings at
  End of Period            $ 425,130   $ 386,560     $ 425,130   $ 386,560
===========================================================================
Weighted Average Shares
   Outstanding:
     Basic                    27,607      29,441        27,740      29,341
     Diluted                  28,258      31,069        28,331      30,838
===========================================================================
Earnings Per Common Share:
     Basic                 $    0.41   $    0.44     $    0.88   $    0.74
     Diluted               $    0.40   $    0.42     $    0.86   $    0.70
===========================================================================
Cash Dividends Per
   Common Share            $   0.075   $   0.075     $    0.15   $    0.15
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

                                      -5-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Six Month Period Ended
                                                        June 27,    June 28,
(In thousands)                                            2003        2002
-----------------------------------------------------------------------------

Operating Activities:
Net income                                            $  24,429    $  21,710
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                            18,462       19,065
 Amortization                                            10,342        8,614
 Stock-based compensation                                 1,203        7,480
 Tax benefits from stock-based compensation               1,019        2,512
 Deferred income taxes                                   (1,378)        (832)
 Other                                                      515          434
 Change in assets and liabilities net of effects
  of businesses acquired:
  Accounts receivable                                        81        1,082
  Inventories and other current assets                   (1,492)       4,195
  Deferred revenues                                       5,424        6,990
  Accounts payable and accrued liabilities               (3,161)     (11,266)
  Refundable contract payments                          (20,922)      (5,256)
-----------------------------------------------------------------------------
Net cash provided by operating activities                34,522       54,728
-----------------------------------------------------------------------------

Investing Activities:
Purchases of property, plant and equipment              (14,314)     (18,727)
Proceeds from sale of property, plant and equipment         198        1,436
Payment for acquisition of businesses -
  net of cash acquired                                  (11,293)     (10,803)
Long-term investments and other assets                    1,190         (221)
-----------------------------------------------------------------------------
Net cash used in investing activities                   (24,219)     (28,315)
-----------------------------------------------------------------------------

Financing Activities:
Purchases of treasury stock                             (19,138)      (1,568)
Issuance of treasury stock                                5,038        9,215
Dividends paid                                           (4,211)      (4,402)
Long-term debt - net                                     (4,788)     (28,029)
Other - net                                                 528       (1,179)
-----------------------------------------------------------------------------
Net cash used in financing activities                   (22,571)     (25,963)
-----------------------------------------------------------------------------

Changes in cash and cash equivalents                    (12,268)         450
Cash and cash equivalents at beginning of period         19,218       10,096
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $   6,950    $  10,546
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 27, 2003
                                   (Unaudited)

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. If the Company accounted for stock-based compensation using the fair value recognition provisions of Financial Accounting Standards Board (the "FASB") Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share for the three and six month periods ended June 27, 2003 and June 28, 2002 would have changed to the pro forma amounts listed below:

                          Three Month Period Ended   Six Month Period Ended
(In thousands, except        June 27,   June 28,       June 27,  June 28,
per share amounts)            2003       2002           2003      2002
------------------------------------------------------------------------
Net income:
 As reported                $11,250    $12,923        $24,429   $21,710
 Add: stock-based
  compensation expense
  included in reported
  net income, net of tax        370        284            734     4,563
 Deduct: stock-based
 compensation expense
 determined under the fair
 value based method for
  all awards, net of tax     (1,242)    (4,555)        (2,917)   (7,655)
------------------------------------------------------------------------
 Pro forma net income       $10,378    $ 8,652        $22,246   $18,618
========================================================================

                                      -7-

                       Three Month Period Ended   Six Month Period Ended
                          June 27,   June 28,       June 27,  June 28,
                           2003       2002           2003      2002
------------------------------------------------------------------------

Earnings per common share:
 As reported
  Basic                     $  0.41    $  0.44        $  0.88   $  0.74
  Diluted                   $  0.40    $  0.42        $  0.86   $  0.70
 Pro forma
  Basic                     $  0.38    $  0.29        $  0.80   $  0.63
  Diluted                   $  0.37    $  0.28        $  0.79   $  0.60


Pro forma compensation costs associated with options granted under the employee stock purchase plan were estimated based on the discount from market value. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for the three and six month periods ended June 27, 2003 and June 28, 2002:


                       Three Month Period Ended   Six Month Period Ended
                         June 27,   June 28,        June 27,   June 28,
                          2003       2002            2003       2002
------------------------------------------------------------------------
Fair value per option      $ 8.83      $14.42         $ 7.92     $10.76

Weighted average
 assumptions:
  Dividend yield             1.23%       0.97%          1.42%      1.21%
  Expected volatility       40.28%      41.04%         41.10%     41.00%
  Risk-free interest rate    3.53%       5.21%          4.02%      5.10%
  Expected life (years)      5.0         6.9            5.2        5.8


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

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 requires that contracts with comparable characteristics be accounted for similarly and is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS 149 will have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability (or an asset in some circumstances) instead of equity as previously classified. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. Adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

3.   Acquisitions

On June 3, 2003, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, extended its core systems offering with the acquisition of 100% of the equity of Premier Systems, Inc. ("PSI") for approximately $11.3 million, net of cash acquired. PSI was a provider of core processing service bureau deliverables that were based on HFS' widely used ULTRADATA(R) System. With the addition of PSI, HFS now provides core processing applications and services to more than 1,000 financial institutions. The acquisition allows HFS to deliver its increasingly broad range of technological solutions in an online service bureau environment.

The pro forma effects of the PSI acquisition were not material to the Company's results of operations and are not reflected in the unaudited pro forma summary indicated below.

On October 15, 2002, HFS acquired 100% of the equity in INTERLINQ Software Corporation ("INTERLINQ") for approximately $23.0 million, net of cash acquired. INTERLINQ was a leading provider of mortgage loan origination, production and servicing solutions. As part of the acquisition, the Company acquired in-process research and development costs totaling $3.0 million, which were immediately expensed following the acquisition. These costs represented the fair value of certain acquired research and development projects that were determined not to have reached technological feasibility. As a result of the acquisition, the Company believes HFS has a leadership position in the mortgage loan origination market and good growth opportunity in the mortgage servicing market.

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

On July 24, 2002, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, acquired 100% of the equity in EdVISION Corporation ("EdVISION") for approximately $28.8 million, net of cash acquired. Related to the acquisition of EdVISION, the Company entered into an incentive agreement with certain individuals that includes contingent payments to be made in the event certain growth targets are achieved, as defined in the incentive agreement. These contingent payments, which will not exceed $2.0 million, are payable during or before 2005 and will be expensed at the time the related growth targets are achieved, to the extent such payments are ultimately made. EdVISION was a leading provider of curriculum development and assessment tools for the education industry. This acquisition expands Scantron's ability to offer advanced testing and assessment tools in the education market.

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

The following unaudited pro forma summary presents information as if the acquisitions of the businesses acquired in 2002 occurred on January 1, 2002:


                         Three Month Period Ended   Six Month Period Ended
(In thousands, except            June 28,                  June 28,
per share amounts)                2002                      2002
----------------------------------------------------------------------
Net sales                      $ 195,780                 $ 392,650
Net income                     $  11,577                 $  17,549

Earnings per common share:
     Basic                     $    0.39                 $    0.59
     Diluted                   $    0.37                 $    0.56


The unaudited pro forma summary for the periods presented includes adjustments for increased amortization of intangible assets and increased interest expense. The pro forma summary also includes the write-off of acquired in-process research and development costs totaling $3.0 million. The unaudited pro forma summary does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the period presented or of future results.

All acquisitions were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of the acquired businesses have been included in the Company's operations since the particular acquisition.

4.   Goodwill and Intangible Assets

Under the FASB Statement No. 142, "Goodwill and Other Intangibles," goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with definitive lives will continue to be amortized over their useful lives.

The changes in the carrying amounts of goodwill by business segment for the six month period ended June 27, 2003 are as follows:


                      Printed      Software &
(In thousands)        Products      Services     Scantron   Consolidated
------------------------------------------------------------------------
Balances as of
 December 31, 2002    $ 24,709     $142,099      $ 43,654    $210,462
Goodwill acquired
 during 2003                 -        7,256             -       7,256
Purchase price
 allocation adjustments      -          332           (11)        321
------------------------------------------------------------------------
Balances as of
 June 27, 2003        $ 24,709     $149,687      $ 43,643    $218,039
========================================================================


Intangible assets with definitive lives were comprised of the following:


(In thousands)     June 27, 2003                  December 31, 2002
------------------------------------------------------------------------
             Gross                 Net       Gross                Net
            Carrying   Accum.   Carrying    Carrying   Accum.   Carrying
             Amount    Amort.    Amount      Amount    Amort.    Amount
------------------------------------------------------------------------
Developed
 technology  $24,661  $ (9,222)  $15,439    $25,467  $ (7,460)  $18,007
Customer
 lists        32,033   (16,829)   15,204     26,033   (15,587)   10,446
Trademarks     3,800      (309)    3,491      3,800      (119)    3,681
Content        2,300      (212)    2,088      2,300       (97)    2,203
------------------------------------------------------------------------
  Total      $62,794  $(26,572)  $36,222    $57,600  $(23,263)  $34,337
========================================================================


Carrying amounts of developed technology and content are included in the other assets caption on the balance sheets and the related amortization expense is included in the cost of sales caption on the statements of income.

Aggregate amortization expense for intangible assets totaled $4.2 million and $3.5 million for the six month periods ended June 27, 2003 and June 28, 2002, respectively.

The estimated future intangible amortization expense as of June 27, 2003 is as follows:


                     For the years ending December 31,

(In thousands)               Year         Amount
------------------------------------------------------------------------
                      Remaining 2003     $ 4,604
                      2004                 8,249
                      2005                 5,835
                      2006                 5,368
                      2007                 4,619
                      Thereafter           7,547
------------------------------------------------------------------------
                      Total              $36,222
========================================================================


5.   Income Taxes

The Company's consolidated effective income tax rates were 37.5% and 39.1% for the first six months of 2003 and 2002, respectively. The lower effective income tax rate for the first six months of 2003 resulted primarily from the release of a $0.4 million valuation allowance related to the utilization of capital loss carryforwards, a reduction in the effective state rate and a reduction in certain estimated permanent tax differences compared to the first six months of 2002. The effective tax rate for the first six months of 2002 included favorable adjustments related to prior years.

6.   Inventories

As of June 27, 2003 and December 31, 2002, inventories consisted of the following:


                                              June 27,    December 31,
(In thousands)                                 2003           2002
----------------------------------------------------------------------
Raw materials                               $ 13,981       $ 15,593
Work in progress                                 796            414
Finished goods                                 1,985          2,184
----------------------------------------------------------------------
Total                                       $ 16,762       $ 18,191
======================================================================


7.   Long Term Debt

The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks in an amount of $325.0 million. The Credit Facility matures in August 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays an annual commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest on the following indices at the Company's option (plus a margin as defined): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including leverage, fixed charge and minimum net worth tests. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At June 27, 2003 the Company had $139.3 million in outstanding cash borrowings, $5.1 million in outstanding letters of credit and $180.6 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at June 27, 2003, including the effect of the Company's interest rate hedging program, was 3.42%.

The Company uses derivative financial instruments to manage interest rate risk. The Company recognizes all derivatives at fair value as either assets or liabilities in the statements of financial position. On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationships between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. Both the interest rate swaps and the Credit Facility mature in August 2004. The interest rate swaps are structured to amortize on a quarterly basis so that on a percentage basis, they approximate the Company's forecasted cash flows. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. At June 27, 2003, the notional principal amount of interest rate swaps outstanding was $83 million and the average fixed rate in effect on the Company's interest rate swap agreements, including the Company's credit margin, was 4.40%. The net change in fair value of the swaps at June 27, 2003 is reported in other comprehensive income (see Note 8). The swaps are highly effective and no significant amounts for hedge ineffectiveness were reported in net income during the six month periods ended June 27, 2003 and June 28, 2002.

8.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the six month periods ended June 27, 2003 and June 28, 2002 was as follows (in thousands):

                         Three Month Period Ended   Six Month Period Ended
                            June 27,    June 28,      June 27,    June 28,
(In thousands)                2003        2002          2003        2002
------------------------------------------------------------------------
Net income:                 $11,250     $12,923       $24,429   $21,710
Other comprehensive
 Income (loss):
 Foreign exchange
  translation adjustments       474        (290)          527      (718)
 Unrealized gains (losses)
  on investments, net
  of ($595), $117, ($1,111),
  and $245 in tax (provisions)
  benefits                      911      (1,780)           63    (3,549)
 Changes in fair value of
  cash flow hedging
  instruments, net of ($123),
  $224, ($280) and ($76) in
  tax (provisions) benefits     193        (351)          438       119
 Reclassification for
  investment write-down
  included in net income          -         303             -       303
------------------------------------------------------------------------
Comprehensive income        $12,828     $10,805       $25,457   $17,865
========================================================================

9.  Earnings per Common Share

The computation of basic and diluted earnings per share for the six month periods ended June 27, 2003 and June 28, 2002 is as follows:


                          Three Month Period Ended   Six Month Period Ended
(In thousands, except        June 27,    June 28,      June 27,  June 28,
per share amounts)            2003        2002          2003      2002
------------------------------------------------------------------------
Computation of basic
  earnings per common
  share:

Numerator
  Net Income                $ 11,250   $ 12,923      $ 24,429   $ 21,710
------------------------------------------------------------------------
Denominator
  Average weighted shares
  outstanding                 27,494     29,348        27,630     29,250

  Average weighted deferred
  shares outstanding under
  non-employee directors
  compensation plan              113         93           110         91
------------------------------------------------------------------------
  Shares outstanding for
  basic earnings per share
  calculation                 27,607     29,441        27,740     29,341
------------------------------------------------------------------------

Basic earnings
  per share                 $   0.41   $   0.44      $   0.88   $   0.74
========================================================================

Computation of diluted
  earnings per common
  share:

Numerator
  Net Income                $ 11,250   $ 12,923      $ 24,429   $ 21,710
------------------------------------------------------------------------

Denominator
  Basic weighted average
  shares outstanding          27,607     29,441        27,740     29,341

  Dilutive effect of stock
  options and restricted
  stock                          651      1,628           591      1,497
------------------------------------------------------------------------

  Shares outstanding for
  diluted earnings per
  share calculation           28,258     31,069        28,331     30,838
------------------------------------------------------------------------

Diluted earnings
  per share                 $   0.40   $   0.42      $   0.86   $   0.70
========================================================================




10.   Business Segments

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities and analytical services marketed primarily to financial institutions. The Software and Services ("Software & Services") segment is focused on the financial institution market and includes lending and mortgage origination, compliance and closing applications, database marketing software, core processing applications and services and business intelligence solutions. The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions, curriculum development, testing and assessment tools and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets. In 2003, the Company transferred its analytical services business unit from Software & Services to Printed Products and also transferred certain support activities to Printed Products from corporate operations. Accordingly, prior period results have been restated to conform to the 2003 presentation.

The Company's operations are located primarily in the United States and Puerto Rico. There were no significant intersegment sales during the six month periods ended June 27, 2003 and June 28, 2002. The Company does not have sales to any individual customer greater than 10% of total Company sales. Equity investments, as well as foreign assets, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those referenced in Note 2.

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

Selected summarized financial information for the three and six month periods ended June 27, 2003 and June 28, 2002 were as follows:

                                   Business Segment
                           -------------------------------
                            Printed  Software &
                           Products   Services    Scantron   Corporate &    Consoli-
(In thousands)                                              Eliminations    dated
-----------------------------------------------------------------------------------
Three month period ended
   June 27, 2003:
Net sales                  $  123,088  $ 42,291   $ 27,418   $   (369)   $ 192,428
Income (loss)                  16,986(1)  3,577(1)   5,217     (8,113)      17,667

Three month period ended
   June 28, 2002:
Net sales                  $  129,054  $ 30,276   $ 25,598   $   (442)   $ 184,486
Income (loss)                  19,838     2,937      7,204     (8,859)      21,120

Six month period ended
   June 27, 2003:
Net sales                  $  250,982  $ 82,231   $ 53,432   $   (792)   $ 385,853
Income (loss)                  37,767(1)  7,876(1)   9,064    (15,611)      39,096

Six month period ended
   June 28, 2002:
Net sales                  $  260,434  $ 61,066   $ 49,491   $   (933)   $ 370,058
Income (loss)                  41,055     6,540     13,373    (25,324)      35,644

(1) Includes certain incentive compensation costs of $906,000 and $663,000 for Printed Products and Software & Services, respectively, for the three month period ended June 27, 2003 and $1,804,000 and $1,327,000, respectively, for the six month period ended June 27, 2003 that was included in Corporate prior to January 1, 2003.

11.  Contingencies

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks, direct marketing activities and analytical services marketed primarily to financial institutions.

The Software and Services segment ("Software & Services") is focused on the financial institution market and includes lending and mortgage origination, compliance and closing applications, database marketing software, core processing applications and services and business intelligence solutions.

The Scantron segment ("Scantron") includes scanning equipment and software, scannable forms, survey solutions, curriculum development, testing and assessment tools and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

In 2003, the Company transferred a business unit from Software & Services to Printed Products and also transferred certain support activities to Printed Products from corporate operations. Accordingly, prior period results have been restated to conform to the 2003 presentation.

CRITICAL ACCOUNTING POLICIES

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"), the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, impairment of long-lived assets, goodwill and other intangibles, software and other developmental costs, income taxes and stock-based compensation. The Company believes there were no significant changes in the status of its accounting policies during the six month period ended June 27, 2003 to warrant further disclosure. Please see the 2002 Form 10-K for additional disclosure with respect to the Company's critical accounting policies.

RESULTS OF OPERATIONS - SECOND QUARTER OF 2003 VERSUS SECOND QUARTER OF 2002

Consolidated net sales increased 4.3% to $192.4 million in the second quarter of 2003 from $184.5 million in the second quarter of 2002. Sales increases in the Software & Services and Scantron segments more than offset a decrease in Printed Products sales. Sales of products, which consist of checks and related products, direct marketing products, software licensing sales, scanning equipment and scannable forms and other products decreased 0.3% to $157.2 million in the second quarter of 2003 from $157.6 million in the second quarter of 2002. Sales of services, which consist of software maintenance services, field maintenance services, analytical and consulting services as well as online service bureau offerings and other services increased 31.2% to $35.3 million in the second quarter of 2003 from $26.9 million in the second quarter of 2002.

Printed Products sales decreased 4.6% to $123.1 million in the second quarter of 2003 from $129.1 million in the second quarter of 2002. Volume in domestic imprint check printing operations decreased 9.0%, which accounted for a majority of the sales decrease. The volume decrease was attributable primarily to losses of large customers, lower volumes from a direct check marketer and general market volume decline, partially offset by gains in the community bank and credit union markets. The impact of the volume decline was moderated by an improvement in the average price per unit of 5.0% due primarily to a price increase implemented in July 2002 and to lower volume from customers that are less favorably priced. Sales in computer checks and related products also decreased in the second quarter of 2003 compared to the second quarter of 2002 due primarily to the loss of business with a software company in late 2002 and lower computer checks and fulfillment sales for small business software accounts. Sales in direct marketing activities decreased in the second quarter of 2003 compared to the second quarter of 2002 due primarily to the general economic slowdown, which resulted in a decline in large mass mail jobs and fewer openings of brokerage accounts, partially offset by an increase in statement mailings.

Software & Services product sales increased 32.9% to $19.4 million in the second quarter of 2003 from $14.6 million in the second quarter of 2002. Sales of services in Software & Services increased 45.9% to $22.9 million in the second quarter of 2003 from $15.7 million in the second quarter of 2002. The increase in sales was due primarily to acquisitions made in 2002 and 2003 (see Note 3 to the Condensed Consolidated Financial Statements included in this report), which accounted for $11.7 million of the increase in sales. Excluding the impact of acquisitions, sales increases in lending products and services were substantially offset by decreases in core processing and business intelligence solutions. The increase in lending products and services was primarily due to higher book and ship sales, higher maintenance revenue and the impact of subscription and loan block deals over the past year. Core processing sales were unfavorably impacted in 2003 due to implementation delays by customers. Business intelligence solutions sales were unfavorably impacted in 2003 by lower data appends by customers. At June 27,2003, Software & Services backlog was $71.3 million, an increase of 119.8% from the backlog at June 28, 2002. Approximately $27.1 million or 38.0% of the backlog at June 27, 2003 is expected to be realized during the remainder of 2003 and $44.2 million or 62.0% is expected to be realized in 2004 and beyond due to the long-term nature of service contracts. The backlog increase was due primarily to acquisitions and stronger bookings. Excluding the impact of acquisitions, backlog increased 10.9% from the backlog at June 28, 2002.

Scantron product sales increased 6.7% to $15.9 million in the second quarter of 2003 from $14.9 million in the second quarter of 2002. Scantron sales of services increased 7.5% to $11.5 million in the second quarter of 2003 from $10.7 million in the second quarter of 2002. The increases were due primarily to the acquisition of EdVISION in July 2002 (see Note 3 to the Condensed Consolidated Financial Statements included in this report) and increases in imaging product sales and survey services sales partially offset by reduced sales of optical mark reading equipment and custom forms due to a trend in data collection methods moving from optical mark reading to imaging and other direct input methods.

Consolidated gross profit increased 9.0% to $93.5 million in the second quarter of 2003 from $85.8 million in the second quarter of 2002, and increased as a percentage of sales from 46.5% in the second quarter of 2002 to 48.6% in 2003. The improvements were due to increased sales, cost management and productivity improvement initiatives and a favorable change in sales mix.

Printed Products gross profit in the second quarter of 2003 increased 0.4% compared to the second quarter of 2002 and, as a percentage of sales, was 40.6% in the second quarter of 2003 compared to 38.5% in the second quarter of 2002. The gross profit and margin increases were due primarily to an increase in the average price per unit and lower manufacturing costs per unit in its domestic imprint check operations resulting from operating efficiencies gained from digital printing technology and process improvements. Printed Products gross profit was unfavorably impacted in the second quarter of 2003 by a decrease in check volumes and by decreases in gross profit in computer checks and related products and direct marketing operations due to decreases in sales.

Software & Services gross profit in the second quarter of 2003 increased 35.1% over the second quarter of 2002 due to acquisitions and higher sales in lending products. As a percentage of sales, Software & Services gross profit decreased to 68.4% in the second quarter of 2003 from 70.7% in the second quarter of 2002, due primarily to a change in sales mix and the impact of acquired operations.

Scantron gross profit in the second quarter of 2003 increased 0.2% over the second quarter of 2002, due primarily to an acquisition that was substantially offset by an unfavorable change in sales mix. As a percentage of sales, Scantron gross profit decreased to 53.5% in the second quarter of 2003 from 57.1% in the second quarter of 2002, due to lower margins associated with acquired product lines and an unfavorable change in sales mix.

Consolidated selling, general and administrative expenses ("SG&A") increased $11.4 million, or 18.4%, in the second quarter of 2003 from the second quarter of 2002. These expenses as a percentage of sales were 38.3% in the second quarter of 2003 up from 33.7% in the second quarter of 2002. The increase was due primarily to the impact of acquisitions, increased expenses in the selling, marketing, customer service and general management areas of Printed Products and increased product development costs and selling expenses for Scantron related to new products and the development of a national sales force for those products.

Amortization of other intangibles increased to $0.8 million in the second quarter of 2003 compared to $0.6 million in the second quarter of 2002 due primarily to acquired operations.

Consolidated income from operations decreased $3.8 million to $19.1 million in the second quarter of 2003 from $22.9 million in the second quarter of 2002, due primarily to greater increases in SG&A than gross profit.

Other Income (Expense) decreased $0.3 million to an expense of $1.5 million in the second quarter of 2003 from an expense of $1.8 million in the second quarter of 2002. The decrease was due primarily to a write-down of $0.3 million in the second quarter of 2002 on the Company's equity investment in Netzee, Inc. and lower interest rates during the second quarter of 2003 compared with the second quarter of 2002, partially offset by higher levels of borrowings during the second quarter of 2003 compared to the second quarter of 2002.

Consolidated income before income taxes decreased $3.4 million to $17.7 million in the second quarter of 2003 from $21.1 million in the second quarter of 2002, due to decreased income from operations.

The Company's consolidated effective income tax rates were 36.3% and 38.8% for the second quarters of 2003 and 2002, respectively. The lower effective income tax rate for the second quarter of 2003 resulted primarily from the release of a valuation allowance related to the utilization of capital loss carryforwards, a reduction in the effective state rate and a reduction in certain estimated permanent tax differences compared with the second quarter of 2002. The effective tax rate for the second quarter of 2002 included favorable adjustments related to prior years.

The Company's net income in the second quarter of 2003 was $11.3 million compared to $12.9 million in the second quarter of 2002. Basic and diluted earnings per share were $0.41 and $0.40, respectively, for the second quarter of 2003 compared to basic and diluted earnings per share of $0.44 and $0.42, respectively, for the same period in 2002.

RESULTS OF OPERATIONS YEAR TO DATE 2003 VERSUS YEAR TO DATE 2002

Consolidated net sales increased 4.3% to $385.9 million for the six months ended June 27, 2003 compared to $370.1 million for the six months ended June 28, 2002. Sales increases in the Software & Services and Scantron segments more than offset a decrease in Printed Products sales. Sales of products increased 0.2% to $317.6 million for the first six months of 2003 from $316.9 million for the first six months of 2002. Sales of services, which consist of software maintenance services, field maintenance services, analytical and consulting services as well as online service bureau offerings and other services increased 28.4% to $68.3 million for the first six months of 2003 from $53.2 million for the first six months of 2002.

Printed Products sales totaled $251.0 million and $260.4 million for the first six months of 2003 and 2002, respectively, a decrease of $9.4 million, or 3.6%. Lower volumes in domestic imprint check printing operations, which decreased 8.5% for the first six months of 2003 compared to the first six months of 2002, accounted for a majority of the decrease in Printed Product sales. The volume decline was primarily attributable to losses of large customers, lower volumes from a direct check marketer and general market volume decline, partially offset by gains in the community bank and credit union markets. The impact of the volume decline was moderated by an improvement of 6.4% in average price per unit primarily due to a price increase implemented in July 2002 and lower volume from customers that are less favorably priced. Sales in computer checks and related products also decreased for the first six months of 2003 compared to the first six months of 2002 due primarily to the loss of business with a software company in late 2002 and lower computer checks and fulfillment sales for small business software accounts. Sales in direct marketing decreased due to the general economic slowdown, which resulted in lower credit card promotions and fewer openings of brokerage accounts.

Software & Services sales for the first six months increased $21.1 million, or 34.7%, from $61.1 million in 2002 to $82.2 million in 2003. Sales increases were due primarily to acquisitions made in 2002 and 2003 (see Note 3 to the Condensed Consolidated Financial Statements included in the report). Excluding the impact of acquisitions, sales increases in lending products and services were more than offset by decreases in core processing and business intelligence solutions. The increase in lending products and services was primarily due to higher book and ship sales, higher maintenance revenue and the impact of subscription and loan block contracts over the past year. Core processing sales were unfavorably impacted in 2003 due to implementation delays by customers. Business intelligence solutions sales were unfavorably impacted by the combination of a large book and ship sale in 2002 and weak customer relationship management sales and data appends in 2003.

Scantron sales for the first six months increased approximately 7.9% from $49.5 million for the first six months of 2002 to $53.4 million for the first six months of 2003. The increase was due primarily to the acquisition of EdVISION in July 2002 (see Note 3 to Condensed Consolidated Financial Statements included in this report), increases in sales of imaging products, scannable forms and internal growth in field services, which were partially offset by reduced sales of optical mark reading equipment and custom forms due to a trend in data collections from optical mark reading to imaging and direct input methods.

Consolidated gross profit of $187.3 million for the first six months of 2003 increased $16.3 million, or 9.5%, from $171.0 million in the same period in 2002, and increased as a percentage of sales from 46.2% in 2002 to 48.6% in 2003.

Printed Products gross profit increased 2.1% for the first six months of 2003 from the first six months of 2002 and as a percentage of sales was 40.6% for the first six months of 2003 compared to 38.3% for the first six months of 2002. Increases in gross profit in domestic imprint check printing operations were due primarily to an increase in the average price per unit and lower manufacturing costs per unit resulting from operating efficiencies gained from digital printing technology and process improvements, as well as increases in gross profit from analytical services. The aforementioned improvements were partially offset by decreases in gross profit from computer checks and related products and in direct marketing activities due to decreases in sales.

Software & Services gross profit for the first six months of 2003 increased 30.8% over the first six months of 2002, due primarily to acquisitions and higher sales in lending products. As a percentage of sales, Software & Services gross profit decreased to 69.3% for the first six months of 2003 from 71.4% for the first six months of 2002 due primarily to the impact of acquired operations and a change in sales mix.

Scantron gross profit increased by 2.9% for the first six months of 2003 compared to the first six months of 2002 due primarily to an acquisition substantially offset by an unfavorable change in sales mix. As a percentage of sales, Scantron gross profit decreased from 56.0% for the first six months of 2002 to 53.4% for the first six months of 2003 due to lower margins associated with acquired product lines, an unfavorable change in sales mix and to unfavorable costs and production inefficiencies experienced during a facility relocation that occurred during the first quarter of 2003.

Consolidated SG&A increased by $13.3 million, or 10.2%, from $130.7 million in the first six months of 2002 to $143.9 million in the first six months of 2003. These expenses as a percentage of sales were 37.3% in 2003 compared to 35.3% in 2002. The increase was due primarily to the impact of acquisitions, increases in Printed Products SG&A and increases in Scantron product development and selling expenses partially offset by decreases in stock-based compensation expense. Stock-based compensation totaled $1.2 million in the first six months of 2003 compared to $7.5 million in the first six months of 2002. The decrease in stock-based compensation was primarily due to a $6.9 million charge in 2002 related to accelerated vesting of certain restricted stock grants in the first quarter of 2002. These grants vested as a result of the Company's favorable stock price performance. Printed Products SG&A increased in 2003 over 2002 due to selling and marketing activities, customer care initiatives and certain other initiatives.

Amortization of other intangibles increased to $1.4 million for the first six months of 2003 compared to $1.3 million for the first six months of 2002 due primarily to acquired operations.

Consolidated income from operations increased $2.9 million, or 7.4%, to $42.0 million for the first six months of 2003 from $39.1 million for the first six months of 2002 due primarily to the increase in gross profit, partially offset by increases in SG&A.

Other Income (Expense) decreased by $0.5 million from an expense of $3.4 million for the first six months of 2002 to an expense of $2.9 million for the first six months of 2003. The decrease was due primarily to a write-down of $0.3 million in the second quarter of 2002 on the Company's equity investment in Netzee, Inc. Interest expense decreased $0.2 million from 2002 primarily due to lower interest rates during the first six months of 2003 compared with the first six months of 2002.

Consolidated income before income taxes increased $3.5 million to $39.1 million for the first six months of 2003 compared to $35.6 million for the first six months of 2002 due to increased income from operations and lower other expense.

The Company's consolidated effective income tax rates were 37.5% and 39.1% for the first six months of 2003 and 2002, respectively. The lower effective income tax rate for the first six months of 2003 resulted primarily from the release of a valuation allowance related to the utilization of capital loss carryforwards, a reduction in the effective state rate and a reduction in certain estimated permanent tax differences compared to the first six months of 2002. The effective tax rate for the first six months of 2002 included favorable adjustments related to prior years.

The Company's net income for the first six months of 2003 was $24.4 million compared to $21.7 million for the first six months of 2002. Basic and diluted earnings per share were $0.88 and $0.86, respectively, for the first six months of 2003 compared to basic and diluted earnings per share of $0.74 and $0.70, respectively, for the same period in 2002. The results for 2002 included a $6.9 million pre-tax charge for accelerated vesting of stock grants.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities decreased $20.2 million to $34.5 million in the first six months of 2003 from $54.7 million in the first six months of 2002 due primarily to upfront contract incentive payments made in the second quarter of 2003. The primary uses of funds in the first six months of 2003 were for refundable customer contract payments, purchases of treasury stock, capital expenditures, acquisition of a new business, repayment of long-term debt and dividend payments to shareholders.

In March 2000, the Company's Board of Directors authorized the purchase of up to
2.9 million shares of the Company's outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During the first six months of 2003, the Company purchased 833,932 shares of its common stock pursuant to this authorization at a cost of approximately $19.1 million, or an average cost per share of $22.95. As of June 27, 2003, a total of 2,586,378 shares had been purchased under the share purchase authorization at an average cost of $21.63 per share. In January 2003, the Company's Board of Directors authorized the repurchase of an additional 3.0 million shares, upon completion of the existing authorization.

Purchases of property, plant and equipment totaled $14.3 million and $18.7 million in the first six months of 2003 and 2002, respectively. Capital expenditures in the first six months of 2003 were primarily for customer care infrastructure initiatives. The Company's customer care infrastructure initiatives focus on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers. The Company currently estimates it will spend approximately $60.0 million on customer care infrastructure initiatives over a four-year period ending in 2004, with a majority of the expenditures being incurred by the end of 2003. The total anticipated expenditures include capital expenditures of approximately $42 million. Through June 27, 2003, $38.2 million has been expended on these initiatives, of which $27.2 million was capitalized. Total capital expenditures for the Company are currently expected to be approximately $32 to $37 million in 2003.

The Company has entered into a contract with a customer that contains provisions which call for future payments to the customer if the Company does not meet certain performance measures. The contract also contains provisions that call for the reduction or elimination of the Company's payment obligations if the customer does not meet certain performance requirements. The Company does not anticipate any payments pursuant to these contract provisions at this time.

As of June 27, 2003, the Company's accumulated other comprehensive income was $0.7 million and consisted of net unrealized gains on investments, cash flow hedging instruments and foreign currency translation adjustments.

The Company has a $325.0 million revolving Credit Facility with a syndicate of banks. The Credit Facility matures in August 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. During the first six months of 2003, the Company repaid $4.8 million of its outstanding long-term debt. As of June 27, 2003, direct borrowings totaled $139.3 million under the Credit Facility, compared to $144.0 million as of December 31, 2002. There were $5.1 million in outstanding letters of credit, which were issued under the Credit Facility, leaving $180.6 million available for borrowings at June 27, 2003.

On June 27, 2003, the Company had $7.0 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations, the availability of funds under the Credit Facility and available additional borrowing capacity will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs for the foreseeable future. Management is not aware of any condition that would materially alter this trend.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted certain provisions of FIN 46 during the second quarter of 2003 and this adoption did not have a material effect on the Company's financial position or results of operations. The Company believes that the adoption of the remaining provisions of FIN 46 will not have a material effect on its financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 requires that contracts with comparable characteristics be accounted for similarly and is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS 149 will have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability (or an asset in some circumstances) instead of equity as previously classified. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. Adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

OUTLOOK

The Company believes that its financial position continues to be strong and expects a positive cash flow from operations in all business segments in 2003. The Company projects the Printed Products segment's profits will be down in 2003 due to the soft economy, losses of certain large customers, the current level of spending on customer care infrastructure, order entry systems and marketing activities, and recent pricing trends in Printed Products, which in certain circumstances includes significant upfront contract incentive payments. In addition to these factors the Company is not projecting its direct marketing business to increase from current levels in the near term. The Company anticipates the Software & Services segment's profitability will continue to improve steadily in 2003 as it completes the integration of its 2003 and 2002 acquisitions. The Company is projecting the Scantron segment's profits will be down in 2003, primarily reflecting the impact of state education budget reductions on the sales of its new technology products and the continued sales decline of optimal mark reading equipment and related custom forms resulting from a shift to imaging and other direct methods of data collection.

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

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. At June 27, 2003, the Company had outstanding variable rate debt of $139.3 million. In order to manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. At June 27, 2003, the notional principal amount of interest rate swaps outstanding was $83.0 million. The Company believes that its interest rate risk at June 27, 2003 was minimal. The impact on quarterly results of operations of a hypothetical one-point interest rate change on the outstanding debt as of June 27, 2003 would be approximately $140,000. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes.

The fair value of the swaps, which represent what the Company would have to pay to terminate the swaps, reflected a loss of $1.5 million ($0.9 million net of income taxes) at June 27, 2003. The fair value of the swaps was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive income, a component of shareholders' equity. Charges and credits to other comprehensive income for interest rate swap agreements that are not terminated early will net to zero over the term of the agreements.

Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. The change in market value has been accounted for as a component of other comprehensive income. The following presents the Company's investment in Bottomline reflecting the high and low closing market prices for the six month period ended June 27, 2003:

                                  Carrying
(In thousands)                     Value(a)     High(b)      Low(b)
----------------------------------------------------------------------
Investment in Bottomline          $ 4,032      $ 4,082      $ 2,591

(a) Based on market value as of June 27, 2003
(b) Based on quoted market prices.

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

As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Shareholders of the Company was held on April 24,
         2003.

(b) At the Annual Meeting William S. Antle III, Robert J. Clanin, John D. Johns, and Eileen M. Rudden were elected for three-year terms expiring in 2006. The Directors whose terms continued after the Annual Meeting are Richard K. Lochridge, John J. McMahon, Jr., G. Harold Northrop, Larry L. Prince, Jesse J. Spikes and Timothy C. Tuff.

(c) A brief description of each matter voted upon and the results of the voting are as follows:

Election of Directors for Three-Year Term:

      William S. Antle III
          Voting for              23,706,021
          Withheld                    76,810

      Robert J. Clanin
          Voting for              20,062,108
          Withheld                 3,720,723

      John D. Johns
          Voting for              20,068,694
          Withheld                 3,714,137

      Eileen M. Rudden
          Voting for              20,081,856
          Withheld                 3,700,975

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

11.1   Computation of Per Share Earnings.+


31.1 Certification Pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference.


(b) Reports on Form 8-K

The Registrant filed a Report on Form 8-K on April 23, 2003 including its Press Release for the quarter ended March 28, 2003, as well as the transcript of its conference call on April 23, 2003 discussing its first quarter results.








--------
+ Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 9 to the Condensed Consolidated Financial Statements included in this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY



Date:  August 8, 2003                   By: /s/ J. Michael Riley
                                           -----------------------------
                                           J. Michael Riley
                                           Vice President and Controller
                                           (Duly Authorized Officer and
                                           Chief Accounting Officer)

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

11.1     Computation of Per Share Earnings.+


31.1 Certification Pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference







--------
+ Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 9 to the Condensed Consolidated Financial Statements included in this report.