Form 10-Q
period 2003-09-26
HARLAND JOHN H CO
filed 2003-11-07
CIK 45599

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 26, 2003

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

The number of shares of the registrant's common stock outstanding on October 24, 2003 was 28,088,063.

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

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .17

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .27

  ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .27

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . 29

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .29

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . .31

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                     ------

(In thousands)                            September 26,   December 31,
                                              2003           2002
----------------------------------------------------------------------
Current Assets:

Cash and cash equivalents                  $   6,686     $  19,218
Accounts receivable - net                     64,461        58,871
Inventories                                   15,510        18,191
Deferred income taxes                         27,800        26,977
Prepaid Expenses                              11,189         7,430
Other                                          6,011         8,138
----------------------------------------------------------------------
Total current assets                         131,657       138,825
----------------------------------------------------------------------

Other Assets:

Investments                                    5,145         3,917
Goodwill - net                               217,467       210,462
Intangible assets - net                       17,756        14,127
Refundable contract payments                  53,381        23,281
Other                                         22,239        25,860
----------------------------------------------------------------------
Total other assets                           315,988       277,647
----------------------------------------------------------------------

Property, plant and equipment                355,060       340,684
Less accumulated depreciation
   and amortization                          225,528       206,469
----------------------------------------------------------------------
Property, plant and equipment - net          129,532       134,215
----------------------------------------------------------------------

Total                                      $ 577,177     $ 550,687
======================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and           September 26,   December 31,
per share amounts)                            2003           2002
----------------------------------------------------------------------
Current Liabilities:

Accounts payable                           $  22,784     $  22,599
Current portion of long-term debt            140,075            83
Deferred revenues                             61,508        53,311
Accrued liabilities:
   Salaries, wages and employee benefits      28,397        31,039
   Taxes                                      18,857        18,817
   Other                                      22,129        21,237
----------------------------------------------------------------------
Total current liabilities                    293,750       147,086
----------------------------------------------------------------------

Long-Term Liabilities:

Long-term debt, less current maturities           11       144,106
Other                                         25,142        25,501
----------------------------------------------------------------------
Total long-term liabilities                   25,153       169,607
----------------------------------------------------------------------
Total liabilities                            318,903       316,693
----------------------------------------------------------------------
Shareholders' Equity:

Preferred stock, authorized 500,000
   shares of $1.00 par value, none issued          -             -
Common stock, authorized 144,000,000
   shares of $1.00 par value,
   37,907,497 shares issued                   37,907        37,907
Additional paid-in capital                     7,031         5,245
Retained earnings                            436,029       409,110
Accumulated other comprehensive
   income (loss)                                 838          (330)
Unamortized restricted stock awards           (5,964)       (5,785)
----------------------------------------------------------------------
                                             475,841       446,147
Less 9,859,525 and 9,544,064 shares
   in treasury - at cost,
   respectively                              217,567       212,153
----------------------------------------------------------------------
Shareholders' equity                         258,274       233,994
----------------------------------------------------------------------

Total                                      $ 577,177     $ 550,687
======================================================================

See Notes to Condensed Consolidated Financial Statements.

                                      -4-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                                Three Month                Nine Month
                                Period Ended              Period Ended
(In thousands, except        Sep 26,     Sep 27,       Sep 26,     Sep 27,
per share amounts)            2003        2002          2003        2002
---------------------------------------------------------------------------
Sales:
Product sales              $ 154,582   $ 160,541     $ 472,166   $ 477,426
Service sales                 37,912      29,095       106,181      82,268
---------------------------------------------------------------------------
Total sales                  192,494     189,636       578,347     559,694

Cost of sales:
Cost of products sold         84,806      88,736       260,551     268,912
Cost of services sold         13,371       9,716        36,146      28,616
---------------------------------------------------------------------------
Total cost of sales           98,177      98,452       296,697     297,528
Gross Profit                  94,317      91,184       281,650     262,166
Selling, general and
  administrative expenses     69,753      62,646       213,640     193,314
Amortization of other
  intangibles                    939         898         2,371       2,170
---------------------------------------------------------------------------
Income From Operations        23,625      27,640        65,639      66,682
---------------------------------------------------------------------------
Other Income (Expense):
Interest expense              (1,424)     (1,504)       (4,487)     (4,780)
Other - net                      127           8           272        (114)
---------------------------------------------------------------------------
Total                         (1,297)     (1,496)       (4,215)     (4,894)
---------------------------------------------------------------------------
Income Before Income Taxes    22,328      26,144        61,424      61,788
Income taxes                   7,633      10,152        22,300      24,086
---------------------------------------------------------------------------
Net Income                    14,695      15,992        39,124      37,702

Retained Earnings at
  Beginning of Period        425,130     386,560       409,110     372,164
Cash Dividends                (2,806)     (2,206)       (7,017)     (6,608)
Issuance of treasury shares
  under stock plans             (990)     (1,316)       (5,188)     (4,228)
---------------------------------------------------------------------------
Retained Earnings at
  End of Period            $ 436,029   $ 399,030     $ 436,029   $ 399,030
===========================================================================
Weighted Average Shares
   Outstanding:
     Basic                    27,760      29,142        27,747      29,274
     Diluted                  28,488      29,960        28,383      30,594
===========================================================================
Earnings Per Common Share:
     Basic                 $    0.53   $    0.55     $    1.41   $    1.29
     Diluted               $    0.52   $    0.53     $    1.38   $    1.23
===========================================================================
Cash Dividends Per
   Common Share            $    0.10   $   0.075     $    0.25   $   0.225
===========================================================================

See Notes to Condensed Consolidated Financial Statements.




                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Nine Month Period Ended
                                                        Sep 26,    Sep 27,
(In thousands)                                            2003       2002
-----------------------------------------------------------------------------

Operating Activities:
Net income                                            $  39,124    $  37,702
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                            27,664       27,135
 Amortization                                            16,851       15,016
 Gain on sale of assets                                  (1,199)         (96)
 Investment write-down                                        -          303
 Stock-based compensation                                 1,775        8,173
 Tax benefits from stock-based compensation               1,306        2,758
 Deferred income taxes                                   (2,541)        (838)
 Other                                                    1,346          491
 Change in assets and liabilities net of effects
  of businesses acquired:
  Accounts receivable                                    (4,770)         (64)
  Inventories and other assets                           (1,579)       2,347
  Deferred revenues                                       2,496        6,154
  Accounts payable and accrued liabilities               (1,861)       4,675
  Refundable contract payments                          (40,081)      (5,956)
-----------------------------------------------------------------------------
Net cash provided by operating activities                38,531       97,800
-----------------------------------------------------------------------------

Investing Activities:
Purchases of property, plant and equipment              (21,134)     (26,304)
Proceeds from sale of property, plant and equipment       3,038        1,769
Payment for acquisition of businesses -
  net of cash acquired                                  (11,303)     (71,475)
Long-term investments and other assets                    1,270         (331)
-----------------------------------------------------------------------------
Net cash used in investing activities                   (28,129)     (96,341)
-----------------------------------------------------------------------------

Financing Activities:
Purchases of treasury stock                             (19,138)      (5,404)
Issuance of treasury stock                                7,067       10,474
Dividends paid                                           (7,017)      (6,608)
Long-term debt - net                                     (4,103)      13,520
Other - net                                                 257       (1,027)
-----------------------------------------------------------------------------
Net cash provided by (used in) financing activities     (22,934)      10,955
-----------------------------------------------------------------------------

Changes in cash and cash equivalents                    (12,532)      12,414
Cash and cash equivalents at beginning of period         19,218       10,096
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $   6,686    $  22,510
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 2003
                                   (Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a normal presentation of the results of operations, financial position and cash flows of the John H. Harland Company and subsidiaries ("Company") for the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made in the 2002 financial statements and notes to financial statements to conform to 2003 classifications.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. If the Company accounted for stock-based compensation using the fair value recognition provisions of Financial Accounting Standards Board (the "FASB") Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the three and nine month periods ended September 26, 2003 and September 27, 2002 would have changed to the pro forma amounts listed below:


                               Three Month              Nine Month
                              Period Ended             Period Ended
(In thousands, except       Sep 26,   Sep 27,         Sep 26,  Sep 27,
per share amounts)           2003      2002            2003     2002
------------------------------------------------------------------------
Net income:
 As reported                $14,695   $15,992         $39,124   $37,702
 Add: stock-based
  compensation expense
  included in reported
  net income, net of tax        349       423           1,083     4,986
 Deduct: stock-based
 compensation expense
 determined under the fair
 value based method for
  all awards, net of tax     (1,445)   (1,336)         (4,362)   (8,991)
------------------------------------------------------------------------
 Pro forma net income       $13,599   $15,079         $35,845   $33,697
========================================================================


                               Three Month              Nine Month
                              Period Ended             Period Ended
                            Sep 26,   Sep 27,         Sep 26,  Sep 27,
                             2003      2002            2003     2002
------------------------------------------------------------------------

Earnings per common share:
 As reported
  Basic                     $ 0.53    $ 0.55          $ 1.41   $ 1.29
  Diluted                   $ 0.52    $ 0.53          $ 1.38   $ 1.23
 Pro forma
  Basic                     $ 0.49    $ 0.52          $ 1.29   $ 1.15
  Diluted                   $ 0.48    $ 0.50          $ 1.26   $ 1.10


Pro forma compensation costs associated with options granted under the employee stock purchase plan were estimated based on the discount from market value. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for the three and nine month periods ended September 26, 2003 and September 27, 2002:

                               Three Month              Nine Month
                              Period Ended             Period Ended
                            Sep 26,   Sep 27,         Sep 26,  Sep 27,
                             2003      2002            2003     2002
------------------------------------------------------------------------
Fair value per option       $ 8.72    $ 9.80          $ 7.98   $10.65

Weighted average
 assumptions:
  Dividend yield              1.54%     1.17%           1.43%    1.21%
  Expected volatility        37.18%    41.04%          40.82%   41.04%
  Risk-free interest rate     3.96%     4.36%           4.01%    5.02%
  Expected life (years)       5.0       5.0             5.2      5.7


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

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted SFAS 146 on January 1, 2003. Adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations. The Company has applied the provisions of SFAS 146 to the Company's reorganization actions initiated in September 2003 (see Note 3).

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company adopted certain provisions of FIN 46 during the second quarter of 2003 and this adoption did not have a material effect on the Company's financial position or results of operations. The Company believes that the adoption of the remaining provisions of FIN 46 will not have a material effect on its financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 requires that contracts with comparable characteristics be accounted for similarly for contracts entered into or modified after June 30, 2003. The Company adopted SFAS 149 on July 1, 2003. Adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability (or an asset in some circumstances) instead of equity as previously classified. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. Adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

Reclassifications

During the third quarter of 2003, the Company reclassified certain items in its consolidated income statements. The reclassifications affected the categories of Selling, General and Administrative expenses and Other Income (Expense). The change primarily reflects the reclassification of gains or losses on the sale of assets as well as certain other expenses from Other Income (Expense) to Selling, General and Administrative expenses. Financial data for all periods presented have been restated to reflect the impact of the reclassification. The reclassifications had no impact on net income or shareholders' equity as previously reported. Certain other reclassifications have been made in the 2002 financial statements and notes to financial statements to conform to the 2003 classifications.

3.   Reorganization

In September 2003, the Company announced a reorganization of its Printed Products operations including a plan to consolidate its domestic manufacturing operations from 14 plants to 9 plants, with the first plant closing in the first quarter of 2004 and the last affected plant closing in the third quarter of 2004. Two of the facilities being closed are leased. One facility is under lease through late 2005 and the other is under lease through mid-2010. In addition to the plant consolidation, Printed Products will implement other staffing reductions beginning in the fourth quarter of 2003 and continuing throughout 2004. These actions are primarily due to efficiencies from digital technology, lower volumes, and other production and support systems that have created excess capacity in production facilities.

The Company estimates net pre-tax expenses associated with the plant consolidations will total $13.0 million consisting of employee severance ($4.1 million), revision of depreciable lives and salvage values of furniture and equipment, asset impairment charge and disposal gains and losses ($2.3 million), relocation and other costs ($4.0 million) and contract termination costs related to leaseholds ($2.6 million). Of these amounts, $0.1 million related to employee severance was reflected in results of operations for the third quarter of 2003 in cost of goods sold. The other staffing reduction actions will result in a total estimated expense of $6 million related to employee severance costs.

The following reconciles the beginning and ending liability balances related to these actions:

                                     Plant           Staffing
                                 Consolidation       Reduction
(In thousands)                      Costs             Actions
------------------------------------------------------------------------
Balances as of December 31, 2002     $   -            $   -
Costs incurred and charged to
  expense:
    Employee severance                 132                -
------------------------------------------------------------------------
Balances as of September 26, 2003    $ 132            $   -
========================================================================


4.   Acquisitions

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

The following unaudited pro forma summary presents information as if the acquisitions of the businesses acquired in 2002 occurred on January 1, 2002:

                              Three Month               Nine Month
                              Period Ended             Period Ended
(In thousands, except            Sep 27,                  Sep 27,
per share amounts)                2002                      2002
----------------------------------------------------------------------
Net sales                      $ 197,208                 $ 589,858
Net income                     $  14,800                 $  32,349

Earnings per common share:
     Basic                     $    0.51                 $    1.10
     Diluted                   $    0.49                 $    1.05


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

5.   Goodwill and Intangible Assets

Under the FASB Statement No. 142, "Goodwill and Other Intangibles," goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with definitive lives will continue to be amortized over their useful lives.

The changes in the carrying amounts of goodwill by business segment for the nine month period ended September 26, 2003 are as follows:

                      Printed      Software &
(In thousands)        Products      Services     Scantron   Consolidated
------------------------------------------------------------------------
Balances as of
 December 31, 2002    $ 24,709     $142,099      $ 43,654    $210,462
Goodwill acquired
 during 2003                 -        7,275             -       7,275
Purchase price
 allocation
 adjustments - net           -         (256)          (14)       (270)
------------------------------------------------------------------------
Balances as of
 September 26, 2003   $ 24,709     $149,118      $ 43,640    $217,467
========================================================================


Intangible assets with definitive lives were comprised of the following:


(In thousands)     September 26, 2003             December 31, 2002
------------------------------------------------------------------------
             Gross                 Net       Gross                Net
            Carrying   Accum.   Carrying    Carrying   Accum.   Carrying
             Amount    Amort.    Amount      Amount    Amort.    Amount
------------------------------------------------------------------------
Developed
 technology  $24,724  $(10,537)  $14,187    $25,467  $ (7,460)  $18,007
Customer
 lists        32,033   (17,673)   14,360     26,033   (15,587)   10,446
Trademarks     3,800      (404)    3,396      3,800      (119)    3,681
Content        2,300      (270)    2,030      2,300       (97)    2,203
------------------------------------------------------------------------
  Total      $62,857  $(28,884)  $33,973    $57,600  $(23,263)  $34,337
========================================================================


Carrying amounts of developed technology and content are included in the other assets caption on the balance sheets and the related amortization expense is included in the cost of sales caption on the statements of income.

Aggregate amortization expense for intangible assets totaled $6.5 million and $5.7 million for the nine month periods ended September 26, 2003 and September 27, 2002, respectively.

The estimated future intangible amortization expense as of September 26, 2003 is as follows:

                     For the years ending December 31,
(In thousands)               Year         Amount
------------------------------------------------------------------------
                      Remaining 2003     $ 2,293
                      2004                 8,249
                      2005                 5,835
                      2006                 5,368
                      2007                 4,619
                      Thereafter           7,609
------------------------------------------------------------------------
                      Total              $33,973
========================================================================


6.   Property Held for Sale

At September 26, 2003, property held for sale consisted of the Company's Printed Products facility in St. Louis, Missouri. At December 31, 2002, property held for sale consisted of Printed Products facilities in Portland, Oregon and St. Louis, Missouri. These facilities were closed in 2002 as part of a production consolidation program and reclassified as held for sale during 2002. In 2003, the Company sold the Portland facility and realized a gain of $0.8 million, which was included as a reduction of selling, general and administrative expenses on the statement of income. Management is actively marketing the sale of the St. Louis facility and believes this facility will be sold within the next 12 months.

Property held for sale at September 26, 2003 and December 31, 2002 consists of the following:


                                     September 26,  December 31,
(In thousands)                           2003           2002
---------------------------------------------------------------
Land                                    $  190         $  434
Buildings and improvements               2,362          3,775
Machinery and equipment                     50             50
Furniture and fixtures                      24             36
---------------------------------------------------------------
Property held for sale                  $2,626         $4,295
===============================================================


7.   Income Taxes

The Company's consolidated effective income tax rates were 36.3% and 39.0% for the first nine months of 2003 and 2002, respectively. The lower effective income tax rate for the first nine months of 2003 resulted primarily from the release of a $0.5 million valuation allowance related to the utilization of capital loss carryforwards, a reduction in the effective state rate, a favorable renewal of an industrial revenue grant related to the Company's operations in Puerto Rico and a reduction of certain estimated permanent tax differences. The effective tax rate for the first nine months of 2002 included favorable adjustments related to prior years.

8.   Inventories

As of September 26, 2003 and December 31, 2002, inventories consisted of the following:

                                           September 26,   December 31,
(In thousands)                                 2003           2002
----------------------------------------------------------------------
Raw materials                               $ 12,651       $ 15,593
Work in progress                                 893            414
Finished goods                                 1,966          2,184
----------------------------------------------------------------------
Total                                       $ 15,510       $ 18,191
======================================================================

9.   Long Term Debt

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

At September 26, 2003, the Company had $140.0 million in outstanding cash borrowings under the Credit Facility, $5.1 million in outstanding letters of credit and $179.9 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at September 26, 2003, including the effect of the Company's interest rate hedging program, was 3.11%.

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

The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. Both the interest rate swaps and the Credit Facility mature in August 2004. The interest rate swaps are structured to amortize on a quarterly basis so that on a percentage basis, they approximate the Company's forecasted cash flows. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. At September 26, 2003, the notional principal amount of interest rate swaps outstanding was $71 million and the average fixed rate in effect on the Company's interest rate swap agreements, including the Company's credit margin, was 4.31%. The net change in fair value of the swaps at September 26, 2003 is reported in other comprehensive income (see Note 10). The swaps are highly effective and no significant amounts for hedge ineffectiveness were reported in net income during the nine-month periods ended September 26, 2003 and September 27, 2002.

10.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the nine month periods ended September 26, 2003 and September 27, 2002 was as follows:

                               Three Month               Nine Month
                              Period Ended              Period Ended
                            Sep 26,   Sep 27,         Sep 26,   Sep 27,
(In thousands)               2003      2002            2003      2002
------------------------------------------------------------------------
Net income:                $14,695   $15,992         $39,124   $37,702
Other comprehensive
 Income (loss):
 Foreign exchange
  translation adjustments     (270)      168             257      (550)
 Unrealized gains (losses)
  on investments, net
  of ($21), $17, ($1,132),
  and $262 in tax (provisions)
  benefits                      33      (318)             96    (3,867)
 Changes in fair value of
  cash flow hedging
  instruments, net of ($242),
  $125, ($522) and $49 in
  tax (provisions) benefits    378      (195)            817       (76)
 Reclassification for
  investment write-down
  included in net income         -         -               -       303
------------------------------------------------------------------------
Comprehensive income       $14,836   $15,647         $40,294   $33,512
========================================================================

11.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three and nine month periods ended September 26, 2003 and September 27, 2002 is as follows:

                                Three Month              Nine Month
                               Period Ended             Period Ended
(In thousands, except        Sep 26,    Sep 27,       Sep 26,   Sep 27,
per share amounts)            2003       2002          2003      2002
------------------------------------------------------------------------
Computation of basic
  earnings per common
  share:

Numerator
  Net Income               $14,695    $15,992       $39,124   $37,702
------------------------------------------------------------------------
Denominator
  Average weighted shares
  outstanding               27,641     29,046        27,634    29,181

  Average weighted deferred
  shares outstanding under
  non-employee directors
  compensation plan            119         96           113        93
------------------------------------------------------------------------
  Shares outstanding for
  basic earnings per share
  calculation               27,760     29,142        27,747    29,274
------------------------------------------------------------------------
Basic earnings
  per share                $  0.53    $  0.55       $  1.41   $  1.29
========================================================================

Computation of diluted
  earnings per common
  share:

Numerator
  Net Income               $14,695    $15,992       $39,124   $37,702
------------------------------------------------------------------------
Denominator
  Basic weighted average
  shares outstanding        27,760     29,142        27,747    29,274

  Dilutive effect of stock
  options and restricted
  stock                        727        818           636     1,320
------------------------------------------------------------------------
  Shares outstanding for
  diluted earnings per
  share calculation         28,487     29,960        28,383    30,594
------------------------------------------------------------------------
Diluted earnings
  per share                $  0.52    $  0.53       $  1.38   $  1.23
========================================================================


12.   Business Segments

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks and direct marketing activities and analytical services marketed primarily to financial institutions. The Software and Services ("Software & Services") segment is focused on the financial institution market and includes lending and mortgage origination, compliance and closing applications, database marketing software, core processing applications and services and retail solutions. The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions, curriculum development, testing and assessment tools and field maintenance services.

Scantron sells these products and services to the education, commercial and financial institution markets. In 2003, the Company transferred its analytical services business unit from Software & Services to Printed Products and also transferred certain support activities to Printed Products from corporate operations. Accordingly, prior period results reflect reclassifications to conform to the 2003 presentation.

The Company's operations are located primarily in the United States and Puerto Rico. There were no significant intersegment sales during the nine month periods ended September 26, 2003 and September 27, 2002. The Company does not have sales to any individual customer greater than 10% of total Company sales. Equity investments, as well as foreign assets, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those referenced in Note 2.

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

Selected summarized financial information for the three and nine month periods ended September 26, 2003 and September 27, 2002 were as follows:

                                   Business Segment
                           -------------------------------
                            Printed  Software &
                           Products   Services    Scantron   Corporate &    Consoli-
(In thousands)                                              Eliminations    dated
-----------------------------------------------------------------------------------
Three month period ended September 26, 2003:
Net sales                  $  118,384  $ 44,512   $ 30,051   $   (453)   $ 192,494
Income (loss)                  17,042(1)  2,869(1)   7,628     (5,211)      22,328

Three month period ended September 27, 2002:
Net sales                  $  129,019  $ 30,903   $ 30,158   $   (444)   $ 189,636
Income (loss)                  21,582     3,937      9,377     (8,752)      26,144

Nine month period ended September 26, 2003:
Net sales                  $  369,366  $126,743   $ 83,483   $ (1,245)   $ 578,347
Income (loss)                  54,809(1) 10,745(1)  16,692    (20,822)      61,424

Nine month period ended September 27, 2002:
Net sales                  $  389,453  $ 91,969   $ 79,649   $ (1,377)   $ 559,694
Income (loss)                  62,637    10,477     22,750    (34,076)      61,788

(1) Includes adjustments to reduce certain incentive compensation costs of ($434) and ($43) for Printed Products and Software & Services, respectively, for the three month period ended September 26, 2003 and certain incentive compensation costs of $1,370 and $1,284, respectively, for the nine month period ended September 26, 2003 that were included in Corporate prior to January 1, 2003.

13.  Contingencies

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

The Software and Services segment ("Software & Services") is focused on the financial institution market and includes lending and mortgage origination, compliance and closing applications, database marketing software, core processing applications and services and retail solutions.

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

CRITICAL ACCOUNTING POLICIES

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"), the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, impairment of long-lived assets, goodwill and other intangibles, software and other developmental costs, income taxes and stock-based compensation. The Company believes there were no significant changes in the status of its accounting policies during the nine month period ended September 26, 2003 to warrant further disclosure. Please see the 2002 Form 10-K for additional disclosure with respect to the Company's critical accounting policies.

RESULTS OF OPERATIONS - THIRD QUARTER OF 2003 VERSUS THIRD QUARTER OF 2002

Consolidated net sales increased 1.5% to $192.5 million in the third quarter of 2003 from $189.6 million in the third quarter of 2002. A sales increase in the Software & Services segment more than offset a decrease in both Printed Products and Scantron segment sales. Sales of products, which consist of checks and related products, direct marketing products, software licensing sales, scanning equipment and scannable forms and other products decreased 3.7% to $154.6 million in the third quarter of 2003 from $160.5 million in the third quarter of 2002. Sales of services, which consist of software maintenance services, field maintenance services, analytical and consulting services as well as online service bureau offerings and other services increased 30.2% to $37.9 million in the third quarter of 2003 from $29.1 million in the third quarter of 2002.

Printed Products sales decreased 8.2% to $118.4 million in the third quarter of 2003 from $129.0 million in the third quarter of 2002. The sales decrease was due primarily to a volume decline in domestic imprint check printing operations, which decreased 11.5% and also to decreases in average price per unit. The volume decrease was attributable primarily to losses of certain large customers and general market volume decline. An average price per unit decrease of 1.6% was primarily due to the impact of contract renewals with less favorable pricing and to product mix. Sales in computer checks and related products decreased slightly in the third quarter of 2003 compared to the third quarter of 2002. The loss of business with a software company in late 2002 was substantially offset by increased sales with existing customers and increased sales in the computer check commercial referral business. Sales of direct marketing activities for the third quarter of 2003 exceeded sales in the third quarter of 2002 by 7.9% due primarily to increased volume in the statement mailings business.

Software & Services product sales increased 33.6% to $18.7 million in the third quarter of 2003 from $14.0 million in the third quarter of 2002. Sales of services in Software & Services increased 52.7% to $25.8 million in the third quarter of 2003 from $16.9 million in the third quarter of 2002. The increase in sales was due primarily to acquisitions made in 2002 and 2003 (see Note 4 to the Condensed Consolidated Financial Statements included in this report), which accounted for $12.3 million of the increase in sales. Excluding the impact of acquisitions, sales increased 4.4% in the third quarter of 2003 compared to the same period in 2002. Increased license sales and customer installations had a favorable impact in core processing sales over the prior quarter. Lending products and service sales increased slightly primarily due to higher maintenance sales and user conference fees, which were substantially offset by lower book and ship sales. Retail solutions sales were favorably impacted in the third quarter of 2003 primarily due to user conferences fees and increased branch automation sales.

At September 26, 2003, Software & Services backlog was $91.1 million, an increase of $58.2 million from the backlog at September 27, 2002. Approximately $45.0 million or 49.4% of the backlog at September 26, 2003 is expected to be realized over the next twelve months and $46.1 million or 50.6% is expected to be realized beyond the next twelve months due to the long-term nature of certain service contracts. The backlog increase was due primarily to acquisitions and stronger bookings. Excluding the impact of acquisitions, backlog increased 12.6% from the backlog at September 27, 2002.

Scantron sales for the third quarter of 2003 decreased 0.4% to $30.1 million from $30.2 million in the third quarter of 2002. The decrease was due primarily to lower sales of EdVISION products and services and custom forms which were substantially offset by increased sales of standard forms, imaging products, optical mark reading (OMR) equipment, survey services and field services.

Consolidated gross profit increased 3.4% to $94.3 million in the third quarter of 2003 from $91.2 million in the third quarter of 2002, and increased as a percentage of sales from 48.1% in the third quarter of 2002 to 49.0% in 2003. Decreases in gross profit in Printed Products and Scantron were more than offset by an increase in gross profit in Software & Services due primarily to acquisitions made in 2003 and late 2002.

Printed Products gross profit in the third quarter of 2003 decreased 6.6% compared to the third quarter of 2002 and, as a percentage of sales, increased to 40.3% in the third quarter of 2003 compared to 39.6% in the third quarter of 2002. The unfavorable change in gross profit was due primarily to the decrease in sales in the domestic check imprint operations. The gross profit decrease was partially offset by increases in gross profit from computer checks and related products and analytical services sales. The improvement in gross profit as a percentage of sales was due primarily to efficiencies realized from digital printing technology and process improvements.

Software & Services gross profit in the third quarter of 2003 increased 34.8% over the third quarter of 2002 due to acquisitions and higher sales in core processing applications. As a percentage of sales, Software & Services gross profit decreased to 65.9% in the third quarter of 2003 from 70.4% in the third quarter of 2002, due primarily to the impact of acquired operations.

Scantron gross profit in the third quarter of 2003 decreased 5.7% from the third quarter of 2002, due primarily to the decrease in sales of EdVISION products and services and custom forms partially offset by increased sales in other product lines. As a percentage of sales, Scantron gross profit decreased to 57.7% in the third quarter of 2003 from 61.0% in the third quarter of 2002, due to lower margins associated with EdVISION product lines and an unfavorable change in sales mix.

Consolidated selling, general and administrative expenses ("SG&A") increased $7.1 million, or 11.3%, in the third quarter of 2003 from the third quarter of 2002. These expenses as a percentage of sales were 36.2% in the third quarter of 2003 up from 33.0% in the third quarter of 2002. Printed Products SG&A increased in the third quarter of 2003 compared to the third quarter of 2002 due primarily to increased expenses in the selling, marketing and general management areas partially offset by a $0.8 million gain realized on the sale of a former check printing facility. Software & Services SG&A increased in the third quarter of 2003 from the third quarter of 2002 due primarily to acquisitions, increased expenses related to a user conference and product development costs related to a mortgage services application. Scantron's SG&A also increased for the comparable periods due primarily to increased selling and marketing expenses related to developing a national sales force, increased product development costs as well as increased facilities expenses related to a move to a new facility that took place in the first quarter of 2003. All business segments and Corporate SG&A were favorably impacted in the third quarter of 2003 due to reductions to performance based incentive compensation expense accruals. Additionally, Corporate SG&A was favorably affected in the third quarter of 2003 compared to the third quarter of 2002 related to an unfavorable adjustment for healthcare expenses in 2002 that did not recur in 2003. The favorable impact of the incentive compensation and healthcare expense adjustments totaled approximately $2.9 million.

Amortization of other intangibles increased 4.6% to $0.9 million in the third quarter of 2003 from the third quarter of 2002 due primarily to operations acquired in late 2002 and in the second quarter of 2003, which were partially offset by intangible assets that were fully amortized during the third quarter of 2002.

Consolidated income from operations decreased $4.0 million or 14.5% to $23.6 million in the third quarter of 2003 from $27.6 million in the third quarter of 2002, due primarily to increases in SG&A that exceeded an increase in gross profit.

Other Income (Expense) decreased $0.2 million to an expense of $1.3 million in the third quarter of 2003 from an expense of $1.5 million in the third quarter of 2002. The decrease was due primarily to a gain on the sale of investments realized in the third quarter of 2003 and also to slightly lower interest expense in the third quarter of 2003 compared to the third quarter of 2002. The impact of lower interest rates substantially offset the impact of higher average borrowings in the third quarter of 2003 compared with the third quarter 2002.

Consolidated income before income taxes decreased $3.8 million or 14.6% to $22.3 million in the third quarter of 2003 from $26.1 million in the third quarter of 2002, due to decreased income from operations.

The Company's consolidated effective income tax rates were 34.2% and 38.8% for the third quarters of 2003 and 2002, respectively. The lower effective income tax rate for the third quarter of 2003 compared with the third quarter of 2002 resulted primarily from the release of a valuation allowance related to the utilization of capital loss carryforwards, a reduction in the effective state rate, a favorable renewal of an industrial revenue grant related to the Company's operations in Puerto Rico and a reduction of certain estimated permanent tax differences. The effective tax rate for the third quarter of 2002 included favorable adjustments related to state tax credits and adjustments related to prior years due to a conclusion of an IRS examination.

The Company's net income in the third quarter of 2003 was $14.7 million compared to $16.0 million in the third quarter of 2002. Basic and diluted earnings per share were $0.53 and $0.52, respectively, for the third quarter of 2003 compared to basic and diluted earnings per share of $0.55 and $0.53, respectively, for the same period in 2002. A reduction in basic and diluted weighted average shares outstanding in the third quarter of 2003 compared to the third quarter of 2002, primarily due to the Company's purchases of treasury stock in the fourth quarter of 2002 and the first quarter of 2003, favorably impacted basic and diluted earnings per share in the third quarter of 2003 but was more than offset by the decrease in net income for the comparable periods.

RESULTS OF OPERATIONS YEAR TO DATE 2003 VERSUS YEAR TO DATE 2002

Consolidated net sales increased 3.3% to $578.3 million for the nine months ended September 26, 2003 compared to $559.7 million for the nine months ended September 27, 2002. Sales increases in the Software & Services and Scantron segments more than offset a decrease in Printed Products sales. Sales of products decreased 1.1% to $472.2 million for the first nine months of 2003 from $477.4 million for the first nine months of 2002. Sales of services increased 29.0% to $106.2 million for the first nine months of 2003 from $82.3 million for the first nine months of 2002.

Printed Products sales totaled $369.4 million and $389.5 million for the first nine months of 2003 and 2002, respectively, a decrease of $20.1 million, or 5.2%. Lower volumes in domestic imprint check printing operations, which decreased 9.5% for the first nine months of 2003 compared to the first nine months of 2002, accounted for a majority of the decrease in Printed Product sales. The volume decline was primarily attributable to losses of certain large customers, lower volumes from a direct check marketer and general market volume decline. The impact of the volume decline was moderated by an improvement of 3.8% in average price per unit primarily due to a price increase implemented in July 2002 and lower volume from customers that are less favorably priced. Sales in computer checks and related products also decreased for the first nine months of 2003 compared to the first nine months of 2002 due primarily to the loss of business with a software company in late 2002 and lower computer checks and fulfillment sales for small business software accounts. Sales in direct marketing decreased due to the general economic slowdown, which resulted in lower credit card promotions and fewer openings of brokerage accounts.

Software & Services sales for the first nine months increased $34.7 million, or 37.7%, from $92.0 million in 2002 to $126.7 million in 2003. Sales increases were due primarily to acquisitions made in 2002 and 2003 (see Note 4 to the Condensed Consolidated Financial Statements included in this report). Excluding the impact of acquisitions, sales increases in lending products and services more than offset a decrease in retail solutions while core processing sales were flat for the comparable periods. The increase in lending products and services was primarily due to higher book and ship sales, higher maintenance revenue and the impact of subscription and loan block contracts over the past year. Retail solutions sales were unfavorably impacted by a decrease in customer relationship management sales and data appends by customers in 2003 partially offset by higher sales of branch automation applications and user conference fees.

Scantron sales for the first nine months increased 4.8% from $79.6 million for the first nine months of 2002 to $83.5 million for the first nine months of 2003. The increase was due primarily to the acquisition of EdVISION in July 2002 (see Note 4 to Condensed Consolidated Financial Statements included in this report), increases in sales of imaging products and scannable forms and internal growth in field services, which were partially offset by reduced sales of OMR and custom forms due to a trend in data collections from optical mark reading to imaging and direct input methods.

Consolidated gross profit of $281.7 million for the first nine months of 2003 increased $19.5 million, or 7.4%, from $262.2 million in the same period in 2002, and increased as a percentage of sales from 46.8% in 2002 to 48.7% in 2003.

Printed Products gross profit decreased 0.8% for the first nine months of 2003 from the first nine months of 2002 and as a percentage of sales was 40.5% for the first nine months of 2003 compared to 38.7% for the first nine months of 2002. The decrease in gross profit was due to the decrease in sales in direct marketing activities, reduced volume in domestic imprint check printing operations and decreases in sales of computer checks and related products partially offset by increases in analytical services gross profit. The improvement in gross profit as a percentage of sales was due primarily to efficiencies realized from digital printing technology, process improvements and a favorable change in price and product mix.

Software & Services gross profit for the first nine months of 2003 increased 32.2% over the first nine months of 2002, due primarily to acquisitions and higher sales in lending products. As a percentage of sales, Software & Services gross profit decreased to 68.1% for the first nine months of 2003 from 71.0% for the first nine months of 2002 due primarily to the impact of acquired operations and a change in sales mix.

Scantron gross profit decreased by 0.6% for the first nine months of 2003 compared to the first nine months of 2002 due primarily to an unfavorable change in sales mix. As a percentage of sales, Scantron gross profit decreased from 57.9% for the first nine months of 2002 to 54.9% for the first nine months of 2003 due primarily to an unfavorable change in sales mix and to costs and production inefficiencies experienced during a facility relocation that occurred in the first quarter of 2003.

Consolidated SG&A increased by $20.3 million, or 10.5%, from $193.3 million in the first nine months of 2002 to $213.6 million in the first nine months of 2003. These expenses as a percentage of sales were 36.9% in 2003 compared to 34.5% in 2002. The increase was due primarily to the impact of acquisitions, increases in Printed Products SG&A and increases in Scantron selling expenses and product development costs partially offset by decreases in stock-based compensation expense. Stock-based compensation totaled $1.8 million in the first nine months of 2003 compared to $8.2 million in the first nine months of 2002. The decrease in stock-based compensation was primarily due to a $6.9 million charge in 2002 related to accelerated vesting of certain restricted stock grants in the first quarter of 2002. These grants vested as a result of the Company's favorable stock price performance. Printed Products SG&A increased in the first nine months of 2003 over the first nine months of 2002 due to selling and marketing activities, customer care initiatives and certain other initiatives and was partially offset by a $0.8 million gain on the sale of a former check printing facility realized in the third quarter of 2003.

Amortization of other intangibles increased to $2.4 million for the first nine months of 2003 compared to $2.2 million for the first nine months of 2002 due primarily to acquired operations partially offset by intangible assets that were fully amortized during the third quarter of 2002.

Consolidated income from operations decreased $1.1 million, or 1.6%, to $65.6 million for the first nine months of 2003 from $66.7 million for the first nine months of 2002 due primarily to increases in SG&A that exceeded an increase in gross profit.

Other Income (Expense) decreased by $0.7 million from an expense of $4.9 million for the first nine months of 2002 to an expense of $4.2 million for the first nine months of 2003. The decrease was due primarily to a write-down of $0.3 million in the second quarter of 2002 on the Company's equity investment in Netzee, Inc. Interest expense decreased $0.3 million from 2002 primarily due to lower interest rates during the first nine months of 2003 compared with the first nine months of 2002, which was partially offset by the impact of higher average borrowings.

Consolidated income before income taxes decreased $0.4 million or 0.6% to $61.4 million for the first nine months of 2003 compared to $61.8 million for the first nine months of 2002 due primarily to decreased income from operations.

The Company's consolidated effective income tax rates were 36.3% and 39.0% for the first nine months of 2003 and 2002, respectively. The lower effective income tax rate for the first nine months of 2003 resulted primarily from the release of a valuation allowance related to the utilization of capital loss carryforwards, a reduction in the effective state rate, a favorable renewal of an industrial revenue grant related to the Company's operations in Puerto Rico and a reduction of certain estimated permanent tax differences. The effective tax rate for the first nine months of 2002 included favorable adjustments related to state tax credits and adjustments related to prior years due to a conclusion of an IRS examination.

The Company's net income for the first nine months of 2003 was $39.1 million compared to $37.7 million for the first nine months of 2002. Basic and diluted earnings per share were $1.41 and $1.38, respectively, for the first nine months of 2003 compared to basic and diluted earnings per share of $1.29 and $1.23, respectively, for the same period in 2002. The results for 2002 included a $6.9 million pre-tax charge for accelerated vesting of stock grants.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities decreased $59.3 million to $38.5 million in the first nine months of 2003 from $97.8 million in the first nine months of 2002 due primarily to upfront contract incentive payments made in the second and third quarters of 2003, increases in accounts receivable and other assets, and decreases in accounts payable and accrued liabilities. Other uses of funds in the first nine months of 2003 were for capital expenditures, purchases of treasury stock, acquisition of Premier Systems, Inc., dividend payments to shareholders and repayment of long-term debt.

In March 2000, the Company's Board of Directors authorized the purchase of up to
2.9 million shares of the Company's outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During the first nine months of 2003, the Company purchased 833,932 shares of its common stock pursuant to this authorization at a cost of approximately $19.1 million, or an average cost per share of $22.95. As of September 26, 2003, a total of 2,586,378 shares had been purchased under the share purchase authorization at an average cost of $21.63 per share. In January 2003, the Company's Board of Directors authorized the repurchase of an additional 3.0 million shares, upon completion of the existing authorization.

Purchases of property, plant and equipment totaled $21.1 million and $26.3 million in the first nine months of 2003 and 2002, respectively. Capital expenditures in the first nine months of 2003 were primarily for customer care infrastructure initiatives. The Company's customer care infrastructure initiatives focus on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers. The Company currently estimates it will spend approximately $60 million on customer care infrastructure initiatives over a four-year period ending in 2004, with a majority of the expenditures being incurred by the end of 2003. The total anticipated expenditures include capital expenditures of approximately $42 million. Through September 26, 2003, $42.3 million has been expended on these initiatives, of which $30.3 million was capitalized. The Company currently estimates capital expenditures will total approximately $27 to $30 million in 2003.

The Company has entered into a contract with a customer that contains provisions that call for future payments to the customer if the Company does not meet certain performance measures. The contract also contains provisions that call for the reduction or elimination of the Company's payment obligations if the customer does not meet certain performance requirements. The Company does not anticipate any payments pursuant to these contract provisions at this time.

As of September 26, 2003, the Company's accumulated other comprehensive income was $0.8 million and consisted of net unrealized gains on investments, cash flow hedging instruments and foreign currency translation adjustments.

The Company has a $325.0 million revolving Credit Facility with a syndicate of banks. The Credit Facility matures in August 2004 and may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. During the first nine months of 2003, the Company repaid $4.1 million of its outstanding long-term debt. As of September 26, 2003, direct borrowings totaled $140.0 million under the Credit Facility, compared to $144.0 million as of December 31, 2002. There were $5.1 million in outstanding letters of credit, which were issued under the Credit Facility, leaving $179.9 million available for borrowings at September 26, 2003. The Company plans to replace the Credit Facility on or before its maturity date with an arrangement that will provide similar or greater flexibility than the existing Credit Facility.

On September 26, 2003, the Company had $6.7 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations, the availability of funds under the Credit Facility and available additional borrowing capacity will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs for the foreseeable future. Management is not aware of any condition that would materially alter this trend.

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

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted SFAS 146 on January 1, 2003. Adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations. The Company has applied the provisions of SFAS 146 to the Company's reorganization actions initiated in September 2003 (see Note 3 to the Condensed Consolidated Financial Statements included in this report).

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company adopted certain provisions of FIN 46 during the second quarter of 2003 and this adoption did not have a material effect on the Company's financial position or results of operations. The Company believes that the adoption of the remaining provisions of FIN 46 will not have a material effect on its financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 requires that contracts with comparable characteristics be accounted for similarly for contracts entered into or modified after June 30, 2003. The Company adopted SFAS 149 on July 1, 2003. Adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability (or an asset in some circumstances) instead of equity as previously classified. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. Adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

RECLASSIFICATIONS

During the third quarter of 2003, the Company reclassified certain items in its consolidated income statements. The reclassifications affected the categories of Selling, General and Administrative expenses and Other Income (Expense). The change primarily reflects the reclassification of gains or losses on the sale of assets as well as certain other expenses from Other Income (Expense) to Selling, General and Administrative expenses. Financial data for all periods presented have been restated to reflect the impact of the reclassification. The reclassifications had no impact on net income or shareholders' equity as previously reported. Certain other reclassifications have been made in the 2002 financial statements and notes to financial statements to conform to the 2003 classifications.

REORGANIZATION

In September 2003, the Company announced a reorganization of its Printed Products operations including a plan to consolidate its domestic manufacturing operations from 14 plants to 9 plants, with the first plant closing in the first quarter of 2004 and the last affected plant closing in the third quarter of 2004. Two of the facilities being closed are leased. One facility is under lease through late 2005 and the other is under lease through mid 2010. In addition to the plant consolidation, Printed Products will implement other staffing reductions beginning in the fourth quarter of 2003 and continuing throughout 2004. These actions are primarily due to efficiencies from digital technology, lower volumes, and other production and support systems that have created excess capacity in production facilities.

The Company estimates net pre-tax expenses associated with the plant consolidations will total $13.0 million consisting of employee severance ($4.1 million), revision of depreciable lives and salvage values of furniture and equipment, asset impairment charge and disposal gains and losses ($2.3 million), relocation and other costs ($4.0 million) and contract termination costs related to leaseholds ($2.6 million). Of these amounts, $0.1 million related to employee severance was reflected in results of operations for the third quarter of 2003 in cost of goods sold. The other staffing reduction actions will result in a total estimated expense of $6 million related to employee severance costs.

OUTLOOK

The Company believes that its financial position continues to be strong and expects a positive cash flow from operations in all business segments in 2003. The Company projects that the Printed Products segment's profits will be down in 2003 compared with 2002 due to the costs of the previously discussed plant consolidation and staffing reduction actions, the soft economy, losses of certain large customers, the current level of spending on customer care infrastructure, order entry systems and marketing activities and recent pricing trends in Printed Products, which in certain circumstances includes significant upfront contract incentive payments. In addition to these factors the Company is not projecting its direct marketing business to increase from current levels in the near term. The Company anticipates that the Software & Services segment's profitability will continue to improve during the fourth quarter of 2003 as it completes the integration of its 2003 and 2002 acquisitions. The Company is projecting that the Scantron segment's profits will be down in 2003, primarily reflecting the impact of state education budget reductions on the sales of its new technology products and the continued sales decline of OMR equipment and related custom forms resulting from a shift to imaging and other direct methods of data collection.

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

As a matter of due course, the Company and its subsidiaries are subject to various Federal and State tax examinations. The Company believes that it is in compliance with the various Federal and State tax regulations and that the returns and reports filed with respect to such tax regulations are materially correct. The results of these Federal and State tax examinations could produce both favorable and unfavorable adjustments to the Company's total tax expense either currently or on a deferred basis. At such time when a favorable or unfavorable adjustment is known, the effect on the Company's consolidated financial statements is recorded.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company are held for purposes other than trading. The Company is exposed to primarily two types of market risks: interest rate and equity price.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. At September 26, 2003, the Company had outstanding variable rate debt of $140.0 million. In order to manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. At September 26, 2003, the notional principal amount of interest rate swaps outstanding was $71.0 million. The Company believes that its interest rate risk at September 26, 2003 was minimal. The impact on quarterly results of operations of a hypothetical one-point interest rate change on the outstanding debt as of September 26, 2003 would be approximately $172,000. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes.

The fair value of the swaps, which represent what the Company would have to pay to terminate the swaps, reflected a loss of $0.9 million ($0.5 million net of income taxes) at September 26, 2003. The fair value of the swaps was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive income, a component of shareholders' equity. Charges and credits to other comprehensive income for interest rate swap agreements that are not terminated early will net to zero over the term of the agreements.

Equity Price Risk

The fair value of the Company's investments is primarily affected by fluctuations in the market price for the common stock of Bottomline Technologies, Inc. The change in market value has been accounted for as a component of other comprehensive income. The following presents the Company's investment in Bottomline reflecting the high and low closing market prices for the nine month period ended September 26, 2003:

                                  Carrying
(In thousands)                     Value(a)     High(b)      Low(b)
----------------------------------------------------------------------
Investment in Bottomline          $ 4,234      $ 4,753      $ 2,591

(a) Based on market value as of September 26, 2003.
(b) Based on quoted market prices.


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

As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

4.1 * Rights Agreement, dated as of December 17, 1998, as amended, between registrant and First Chicago Trust Company of New York (Exhibit 4.1 to registrant's Registration Statement on Form 8-A dated July 1, 1999).

4.2 See Articles IV, V and VII of registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of registrant's Bylaws, filed as Exhibit 3.2.

11.1     Computation of Per Share Earnings.+


31.1     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


(b) Reports on Form 8-K

On July 30, 2003, the Registrant furnished to the Securities and Exchange Commission a Report on Form 8-K dated July 28, 2003 including its Press Release for the quarter ended June 27, 2003, as well as the transcript of its conference call on July 29, 2003 discussing its second quarter results.



--------
+ Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 11 to the Condensed Consolidated Financial Statements included in this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY



Date:  November 7, 2003                By: /s/ J. Michael Riley
                                          -----------------------------
                                          J. Michael Riley
                                          Vice President and Controller
                                          (Duly Authorized Officer and
                                          Chief Accounting Officer)

                               EXHIBIT LIST

Exhibit  Description

3.1 * Amended and Restated Articles of Incorporation (Exhibit B to registrant's Proxy Statement dated March 12, 1999).

3.2 * Amended and Restated Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

4.1 * Rights Agreement, dated as of December 17, 1998, as amended, between registrant and First Chicago Trust Company of New York (Exhibit 4.1 to registrant's Registration Statement on Form 8-A dated July 1, 1999).

4.2 See Articles IV, V and VII of registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of registrant's Bylaws, filed as Exhibit 3.2.

11.1     Computation of Per Share Earnings.+


31.1     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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





----------
+ Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 11 to the Condensed Consolidated Financial Statements included in this report.