Form 10-K
period 2003-12-31
HARLAND JOHN H CO
filed 2004-03-10
CIK 45599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-K
(Mark One)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on June 27, 2003 was $833,480,457.

The number of shares of the Registrant's Common Stock outstanding on March 3, 2004 was 27,707,350.

A portion of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

                    John H. Harland Company and Subsidiaries
                       Index to Annual Report on Form 10-K

                                                                      Page

                             Part I

Item 1:         Business                                               3

Item 2:         Properties                                             8

Item 3:         Legal Proceedings                                      9

Item 4:         Submission of Matters to a Vote of Security Holders    9

Item 4A:        Executive Officers of the Registrant                   9


                             Part II

Item 5:         Market for the Registrant's Common Equity and
                Related Stockholder Matters                            9

Item 6:         Selected Financial Data                               10

Item 7:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   10

Item 7A:        Quantitative And Qualitative Disclosures About
                Market Risk                                           10

Item 8:         Financial Statements and Supplementary Data           10

Item 9:         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                10

Item 9A:        Controls and Procedures                               10


                            PART III

Item 10:        Directors and Executive Officers of the Registrant    10

Item 11:        Executive Compensation                                11

Item 12:        Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters        11

Item 13:        Certain Relationships and Related Transactions        11

Item 14:        Principal Accountant Fees and Services                12


                             PART IV

Item 15:        Exhibits, Financial Statement Schedule and
                Reports on Form 8-K                                   12

PART I
ITEM 1.  BUSINESS

General

         John H. Harland Company (the "Company") is a Georgia corporation incorporated in 1923. The Company is a leading provider of printed products and software sold to financial institutions, including banks, credit unions, brokerage houses and financial software companies. The Company's subsidiary, Scantron Corporation ("Scantron"), is a leading provider of data collection, testing and assessment products and maintenance services sold primarily to the educational, financial institution and commercial markets.

         The Company serves its major markets through three primary business segments: Printed Products, Software and Services and Scantron. Each of these three segments is described below. Reference is made to Note 14 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K with respect to information concerning the Company's business segments, including segment sales for each of the last three fiscal years.

Recent Developments

         In 2003, the Company completed the acquisition of Premier Systems Inc. ("PSI"), a provider of core processing solutions for credit unions. PSI provided these solutions through a service bureau model, which the Company believes strengthens its position in the credit union market.

         In the third quarter of 2003, the Company announced a reorganization of its Printed Products division. The reorganization will include plant consolidation and reduction of selling, general and administrative expenses. The Company expects the reorganization to be completed in 2004.

         The Company's three business segments introduced a number of new products and services in 2003. The Company believes these new products and services will help strengthen its relationships with customers and its position in the marketplace. These new products are described below.

Printed Products

         The Printed Products segment ("Printed Products") includes the Company's checks operations, as well as its direct marketing and analytical services businesses and computer checks and forms business. Segment sales of $498.3 million accounted for 63% of the Company's consolidated sales in 2003.

         Printed Products' traditional products are checks and forms, including personal and business checks and computer checks, as well as internal bank forms. Printed Products also produces a variety of financial documents in conjunction with personal or small business financial software packages. The analytical services business sells behavioral model services to financial institutions, enabling them to, among other things, identify their customers most at risk of switching financial institutions, as well as a consumer's propensity to purchase a financial product and the financial product a consumer is most likely to purchase next.

         Printed Products has two primary competitors in the sale of checks to financial institutions. They are national financial printers that specialize in check printing, one of which has substantially greater sales and financial resources than the Company. The Company believes that the competitive factors influencing buying decisions within the Printed Products segment include pricing (which in certain circumstances may include significant upfront contract incentive payments), service, quality, and the ability to increase customer operational efficiencies and profitability. The Company lost business with some of its larger customers in 2002 and 2003, due primarily to competitive pricing, resulting in lower volumes and profitability. There is no assurance that the Company will not lose other significant customers or that any such losses could be offset by the addition of new customers. Other competitive pressures on the Printed Products segment include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems.

         Printed Products markets its products and services primarily in the United States. Printed Products has five distinct sales forces. One focuses on large national financial institutions, another sells primarily to community banks and credit unions, a third to brokerage houses, the fourth sells direct marketing and analytical services, while the fifth concentrates on financial software companies and office supply superstores.

         At the end of the third quarter of 2003, Printed Products announced a reorganization that is expected to be completed in 2004. As part of the reorganization, Printed Products will reduce the number of its domestic production facilities from 14 to 9. Printed Products also has an imprint facility in Puerto Rico. The Company has a 51% ownership in a check-printing company in Mexico, which has one production facility.

         In 2000, Printed Products began converting its imprint facilities from offset printing to digital printing technology. The conversion of all domestic imprint facilities, which cost approximately $45 million, was completed by the end of 2002. As part of the reorganization discussed above, Printed Products plans to convert its Puerto Rico and business check facilities to digital technology.

         The Company is investing in new systems and infrastructure for Printed Products' customer service operations, which it believes will help Printed Products improve service and functionality for its customers and increase revenue per unit for Printed Products. As of December 31, 2003, approximately $45 million has been expended on these initiatives, of which approximately $32 million was capitalized. The new systems are expected to cost approximately $60 to $65 million over the four-year period ending in 2004. Although development of these systems will continue throughout 2004, the Company expects to delay implementation of certain system functionality in the second half of 2004 in order to evaluate controls and processes as required by Section 404 of the Sarbanes-Oxley Act, thereby deferring certain expenditures into 2005.

         Principal raw materials used by Printed Products include safety paper, form paper and MICR bond paper. Printed Products purchases other material, such as vinyl, inks, checkboards, packaging material and miscellaneous supplies from a number of suppliers. The Company believes that adequate raw materials will be available to support Printed Products' operations.

         The Company believes that the loss of any one customer in the Printed Products segment would not have a materially adverse effect on the Company's consolidated operations.

Software and Services

         Software and Services' operations are conducted through Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, and are composed of two primary business groups: Retail and Lending Solutions and Core Systems. HFS sells a variety of products and services that are designed to help its customers strengthen profitable relationships with their customers. These products and services include lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management ("CRM") software, branch automation solutions and core processing systems. Segment sales in 2003 were $176.8 million, which accounted for 23% of the Company's consolidated sales.

         Retail and Lending Solutions includes the Company's Delivery Systems, Mortgage Solutions and Retail Solutions businesses. Delivery Systems sells loan and deposit origination and compliance software to the financial institution market. The Company believes Delivery Systems sells the most complete product suite in the industry, including solutions for lending, account opening, sales management and loan underwriting. Competition within this market varies by financial institution size, but the Company believes Delivery Systems is a market leader.

         Mortgage Solutions provides mortgage loan origination, production and servicing solutions. Like Delivery Systems, Mortgage Solutions is largely a compliance business. The Company believes HFS has a leadership position in this market segment. A new product, E3, which is a web-based platform solution for loan production, is expected to be launched at the end of the first quarter of 2004.

         Retail Solutions helps financial institutions increase the profitability of customer relationships through CRM software and branch automation software.

         Retail Solutions' CRM software, Touche(R), is a complete enterprise-wide solution that allows financial institutions to manage all aspects of the customer relationship. The Company believes it is one of the most complete CRM solutions designed specifically for financial institutions. The Touche Analyzer(TM) module provides tools to create marketing campaigns, segment customers by demographic criteria, determine customer and product profitability, and provide research, reporting and campaign management. Touche Sales & Service(TM) handles all customer contacts, sales and referral activities, as well as problem resolution and service requests. Touche Messenger(TM) is the interaction management component responsible for fully automated, multi-channel, one-to-one campaign management to customers at every point of contact.

         Retail Solutions' branch automation offerings include ENCORE!(R) and EZTeller(R). These systems enhance the customer experience through tightly integrated teller, platform and call center tools designed for banks of all sizes.

         Core Systems sells host processing application software to both credit unions and banks. Its products centralize customer information and facilitate high speed and reliable processing of transactions from every delivery channel. HFS has integrated its core processing solution for credit unions, the ULTRADATA(R) System, and its core processing solution for banks, the SPARAK(R) System, with 12 other Harland products and services and believes that this is an example of how HFS can differentiate itself in the market. The acquisition of PSI expanded HFS' core processing solutions for credit unions to include the delivery of the ULTRADATA System as a service bureau delivery option.

         HFS backlog, which consists primarily of contracted products and services prior to delivery, was $101.6 million and $43.9 million for the years ended December 31, 2003 and 2002 respectively. The Company expects to deliver approximately 49% of the 2003 backlog within the next twelve months. Due to the long-term nature of certain service contracts, primarily in the Core Systems service bureau business, the balance of the 2003 backlog will be delivered beyond the next twelve months. Substantially all of the 2002 backlog was filled in 2003.

         The market for providing technological solutions to financial institutions is highly competitive and fragmented. The Company believes there is one other company that competes with all HFS business units, and there are two other competitors whose product offerings compete with product offerings of several, but not all, of HFS' business units. There are also other competitors that offer one or more specialized products or services that compete with the Software and Services segment. The Company believes that competitive factors influencing buying decisions for HFS product offerings include product features and functionality, customer support, price and vendor financial stability.

         The Company believes that the loss of any one customer in the Software and Services segment would not have a materially adverse effect on the Company's consolidated operations.

Scantron

         Scantron was founded in 1972 and acquired by the Company in 1988. Scantron is a leading provider of data collection, testing and assessment and field maintenance services. Its products and services include scannable forms, scanning equipment, imaging software, survey services and curriculum development, testing and assessment tools. Field maintenance services include installation, maintenance and repairs for computers and related equipment, as well as Scantron optical mark recognition equipment. Segment sales for 2003 were $113.2 million, which accounted for 14% of the Company's consolidated sales.

         Scantron has a solid leadership position in the in-classroom testing and assessment market, where more than 90% of all high schools and 80% of all colleges and universities use at least one Scantron product. In addition to the traditional Scantron system, which consists of a scanner, forms and software, Scantron has introduced new products for the education market including Classroom Wizard(TM) in 2002, which the Company believes is the first real-time testing solution for the in-classroom education market. It allows students to take tests using handheld devices that provide instantaneous feedback to both the student and teacher. Other new products are Performance Series(TM), which enables educators to assess a student's grade-level proficiency in a number of subjects and Curriculum Designer(TM), which allows educators to develop comprehensive education plans aligned to state and national education standards. These two products were obtained through acquisition in 2002.

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

Foreign Sales

         The Company conducts business in Mexico and Canada. Sales outside the United States totaled $9.2 million, $10.0 million and $12.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Research and Development

         The Company's research and development costs are primarily costs incurred related to the development of software and the enhancement of existing software products. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established are capitalized. The Company incurred expenses totaling $22.6 million, $14.5 million and $15.0 million in 2003, 2002 and 2001, respectively, for research and development activities.

Government Regulation

         The Company is subject to the Gramm-Leach-Bliley Act and certain of its implementing regulations (the "GLB Act"). Under the GLB Act, financial institutions and their service providers are responsible for developing, implementing and maintaining reasonable administrative, technical and physical safeguards to protect the security, confidentiality and integrity of non-public personal information regarding financial institution customers. The Company believes it is in compliance with the GLB Act.

Employees

         As of December 31, 2003, the Company and its subsidiaries employed approximately 4,900 people.

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

         The Company's Corporate Governance Principles and Practices, Audit Committee Charter, Governance Committee Charter and its Code of Business Conduct and Ethics are also available on its website and are available in print to any shareholder upon request. Requests for copies of any of these documents should be directed in writing to Investor Relations, John H. Harland Company, P.O. Box 105250, Atlanta, Georgia 30348, or by telephone to (770) 593-5128.

ITEM 2.  PROPERTIES

         As of December 31, 2003, the Company and its subsidiaries owned and leased facilities throughout the United States and in Canada, Puerto Rico and Mexico. The following table provides a description of the Company's principal facilities:


Location                        Owned or Leased                       Function
----------------------------------------------------------------------------------
Printed Products:
  Atlanta, GA                       Owned                     Corporate headquarters,
                                                              administration and sales and
                                                              marketing
  Atlanta, GA                       Owned                     Information technology
  Atlanta, GA                       Owned                     Operations support
  Atlanta, GA                       Owned                     Production and distribution
  Atlanta, GA                       Leased                    Customer service center
  Bolingbrook, IL                   Leased                    Production and distribution
  Clearwater, FL                    Owned                     Production and distribution
  Columbia, SC                      Owned                     Production and distribution
  Conyers, GA                       Leased                    Production and distribution
  Edgewood, MD                      Leased                    Direct marketing services
  Glen Burnie, MD                   Leased                    Production and distribution
  Grapevine, TX                     Leased                    Production and distribution
  Greensboro, NC                    Owned                     Production and distribution
  Hato Rey, Puerto Rico             Leased                    Production, distribution
                                                              and sales
  Lakewood, CO                      Owned                     Production and distribution
  Mexico City, Mexico               Leased                    Production and distribution
  Milton, WA                        Leased                    Production and distribution
  Salt Lake, UT                     Owned                     Production, distribution and
                                                              customer service center
  San Diego, CA                     Owned                     Production and distribution

Software & Services:
  Atlanta, GA                       Leased                    Development and support
  Bellevue, WA                      Leased                    Development and support
  Bothell, WA                       Leased                    Development and support
  Carrollton, TX                    Leased                    Development and support
  Dayton, OH                        Leased                    Development and support
  Denver, CO                        Leased                    Development and support
  Des Moines, IA                    Leased                    Service bureau
  Eagan, MN                         Leased                    Development and support
  Englewood Cliffs, NJ              Leased                    Development and support
  Fargo, ND                         Leased                    Development and support
  Jonesboro, AR                     Leased                    Development and support
  Lake Mary, FL                     Leased                    Administration, development
                                                              and support
  Orlando, FL                       Leased                    Development and support
  Pleasanton, CA                    Leased                    Development and support
  Portland, OR                      Leased                    Development and support
  Vienna, VA                        Leased                    Development and support

Scantron:
  Irvine, CA                        Leased                    Administration, production,
                                                              development and support
  Omaha, NE                         Owned                     Field services, administration
                                                              and support
  San Diego, CA                     Leased                    Development and support
  Toronto, Ontario                  Leased                    Support


The Company's leases on the properties it does not own have expiration dates ranging from 2005 to 2013.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to all executive officers of the Company.

         Name             Age                       Office Held
Timothy C. Tuff           56         Chairman, President and Chief Executive
                                     Officer
Arlene S. Bates           52         Senior Vice President - Human Resources
Charles B. Carden         59         Senior Vice President and Chief Financial
                                     Officer
John T. Heald, Jr.        58         President, Harland Printed Products
John C. Walters           63         Senior Vice President, Secretary and
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

         Ms. Bates has been employed by the Company since 1980 and has served as Vice President of Human Resources since 1993 and was named Senior Vice President in 2003.

         Mr. Carden joined the Company in 1999 as Vice President and Chief Financial Officer. Mr. Carden was named Senior Vice President and Chief Financial Officer in 2003. He previously served as Executive Vice President and Chief Financial Officer of Mariner Post-Acute Network, a health care provider, since 1996.

         Mr. Heald joined the Company in December 2002 from Baldwin Technology Company where he served as Chief Executive Officer for the manufacturer of controls and accessories for the printing industry since 2001. Previously, he served as Executive Vice President - Operations of Sappi Fine Paper NA, a leading producer of coated fine paper for two years. He was previously employed by Union Camp Corporation, a worldwide producer of paper and packaging products, for 22 years, last serving as Executive Vice President - Packaging Operations.

         Mr. Walters joined the Company in 1996 as Senior Vice President and General Counsel and was named Secretary in 1999.

         Mr. Tuff also serves on the Board of Directors. Officers are elected annually and serve at the pleasure of the Board.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange under the symbol "JH." As of March 3, 2004, the Company had 3,223 shareholders of record. See the information with respect to quarterly market information and dividend information for the Company's common stock, which is set forth on page

F48. The Company has an established policy of making quarterly dividend payments to shareholders. The Company expects to pay future cash dividends depending upon the Company's pattern of growth, profitability, financial condition and other factors which the Board of Directors may deem appropriate.

ITEM 6.  SELECTED FINANCIAL DATA

         See the information with respect to selected financial data on page
F48.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F2 through F16.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See the information with respect to Quantitative And Qualitative Disclosures About Market Risk on page F16 under the caption Interest Rate Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the information with respect to Financial Statements and Supplementary Data on pages F17 through F48.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding Directors required herein is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders (the "Proxy Statement").

         The information regarding Executive Officers required herein is included in Part I of this Annual Report on Form 10-K and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and incorporated herein by reference.

         The Company has adopted a Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is attached to this Annual Report on Form 10-K as Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION

         The information regarding executive compensation required herein is incorporated by reference to the information under the caption "Executive Compensation and Other Information" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table presents information regarding securities authorized for issuance under equity compensation plans as of December 31, 2003:


                      Equity Compensation Plan Information
                                                                Number of
                                                                securities
                                   Number                       remaining
                                     of                       available for
                                 securities       Weighted-  future issuance
                                   to be           average     under equity
                                issued upon        exercise    compensation
                                exercise of        price of       plans
                                outstanding       outstanding  (excluding
                                  options,         options,    securities
                                  warrants         warrants    reflected in
                                 and rights       and rights    column (a))
Plan Category                        (a)             (b)           (c)
---------------------------------------------------------------------------
Equity compensation plans
  approved by security holders     1,838,200        $20.54       1,204,537
Equity compensation plans
  not approved by security
  holders(1)                       2,017,725(2)      20.47         372,789
---------------------------------------------------------------------------
Total                              3,855,925(2)     $20.50       1,577,326
===========================================================================

(1) Equity compensation plans not approved by security holders include the Company's 2000 Stock Option Plan and the Compensation Plan for Non-Employee Directors. See Note 9 to the Consolidated Financial Statements on page F37 for descriptions of such plans.
(2) Does not include 129,845 unissued but allocated shares under the Compensation Plan for Non-Employee Directors.

         The other information regarding security ownership of certain beneficial owners and management required herein is incorporated by reference to the information under the caption "Stock Ownership of Directors and Executive Officers and Certain Other Persons" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information regarding principal accountant fees and services required herein is incorporated by reference to the information under the caption entitled "Fees Paid to Independent Auditors" in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                Page in
                                                                   this
                                                                  Annual
                                                                  Report
                                                                 on Form
                                                                    10-K
                                                                 -------
(a)1. Financial Statements:

Consolidated Balance Sheets                                          F17
Consolidated Statements of Income                                    F19
Consolidated Statements of Cash Flows                                F20
Consolidated Statements of Shareholders' Equity                      F21
Notes to Consolidated Financial Statements                           F22
Independent Auditors' Report                                         F46
Management's Responsibility for Financial Statements                 F47
Supplemental Financial Information (unaudited)                       F48

(a)2. Financial Statement Schedule:

Schedule II. Valuation and Qualifying Accounts                        S1

All other schedules have been omitted since the information required is either in the financial statements or notes thereto or is not required.

(a)3. Exhibits

         (Asterisk (*) indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference. Plus (+) indicates management contracts and compensatory arrangements required to be filed pursuant to Item 15(c) of this annual report).

3.1   *           Amended and Restated Articles of Incorporation (Exhibit B to
                  Registrant's Proxy Statement dated March 12, 1999).
3.2   *           Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to the Registrant's Annual Report on Form 10-K ("10-K") for the
                  year ended December 31, 2002).
4.1   *           Rights Agreement, dated as of December 17, 1998, between
                  Registrant and First Chicago Trust Company of New York
                  (Exhibit 4.1 to the 8-K dated July 1, 1999).
4.2               See Articles IV, V and VII of Registrant's Amended and
                  Restated Articles of Incorporation, filed as Exhibit 3.1, and
                  Articles I, V and VIII of Registrant's Bylaws, filed as
                  Exhibit 3.2.
10.1  * +         Form of Noncompete and Termination Agreement between
                  Registrant and Arlene S. Bates, Charles B. Carden and John C.
                  Walters (Exhibit 10.1 to the 2002 10-K).
10.2  * +         Employment Agreement, dated December 2, 2002, between
                  Registrant and John T. Heald, Jr. (Exhibit 10.2 to the 2002
                  10-K).
10.3  * +         Noncompete and Termination Agreement, dated as of January
                  1, 2002, between Registrant and Timothy C. Tuff (Exhibit 10.3 to the 2001 10-K).
10.4  * +         Form of Restricted Stock Agreement between Registrant and
                  Ms. Bates, Messrs. Carden, Heald and Walters (Exhibit 10.4 to
                  the 2000 10-K).
10.5  * +         Restricted Stock Agreement dated April 24, 2002 between
                  Registrant and Mr. Tuff (Exhibit 10.6 to the 2002 10-K).
10.6  * +         Supplemental Retirement Agreement, dated as of January 1,
                  2002, between Registrant and Mr. Tuff (Exhibit 10.7 to the
                  2001 10-K).

10.7  *           John H. Harland Company 1999 Stock Option Plan, as amended
                  (Exhibit 99.1 to the Registrant's Registration Statement on
                  Form S-8, dated January 14, 2000, File No. 333-94727).
10.8  *           John H. Harland Company 2000 Stock Option Plan, as amended
                  (Exhibit 99.1 to the Registrant's Registration Statement on
                  Form S-8, dated November 29, 2000, File No. 333-70386).
10.9  *           John H. Harland Company 2002 Stock Option Plan (Exhibit A to
                  the Registrant's Proxy Statement dated March 20, 2002).
10.10             John H. Harland Company Employee Stock Purchase Plan, as
                  amended through July 24, 2003.
10.11 *           John H. Harland Company Compensation Plan for Non-Employee
                  Directors, as amended (Exhibit 10.12 to the 2001 10-K).
10.12             Amended and Restated Credit Agreement dated as of February 4,
                  2004 among Registrant and the Lenders named therein.
11.1              Computation of Per Share Earnings.+
14                Code of Business Conduct and Ethics.
21                Subsidiaries of the Registrant.
23                Consent of Deloitte & Touche, LLP.
31.1              Certification Pursuant to Rule 13a-14(a), as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2              Certification Pursuant to Rule 13a-14(a), as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2              Certification Pursuant to 18 U.S.C. Section 1350, as  Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

         On November 3, 2003, the Registrant furnished to the Securities and Exchange Commission a Report on Form 8-K dated October 29, 2003 including its Press Release for the quarter ended September 26, 2003, as well as the transcript of its conference call on October 30, 2003 discussing its third quarter results.





--------
+ Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 1 to the Consolidated Financial Statements included in this report. + Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 1 to the Consolidated Financial Statements included in this report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN H. HARLAND COMPANY

/s/ J. Michael Riley       3/08/2004
------------------------   ---------
J. Michael Riley           Date
Vice President and
Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William S. Antle III   3/8/2004         /s/ Charles B. Carden      3/8/2004
---------------------      ---------        ------------------------   ---------
William S. Antle III       Date             Charles B. Carden          Date
Director                                    Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

/s/ Robert J. Clanin       3/8/2004         /s/ John D. Johns          3/8/2004
------------------------   ---------        ------------------------   ---------
Robert J. Clanin           Date             John D. Johns              Date
Director                                    Director

                                            /s/ John J. McMahon, Jr.   3/3/2004
-----------------------    ---------        ------------------------   ---------
Richard K. Lochridge       Date             John J. McMahon, Jr.       Date
Director                                    Director

/s/ G. Harold Northrop     3/4/2004         /s/ Larry L. Prince        3/3/2004
-----------------------    ---------        ------------------------   ---------
G. Harold Northrop         Date             Larry L. Prince            Date
Director                                    Director

/s/ J. Michael Riley       3/8/2004         /s/ Eileen M. Rudden       3/8/2004
-----------------------    ---------        ------------------------   ---------
J. Michael Riley           Date             Eileen M. Rudden           Date
Vice President and                          Director
Controller
(Principal Accounting Officer)

/s/ Jesse J. Spikes        3/8/2004         /s/ Timothy C. Tuff        3/8/2004
-----------------------    ---------        ------------------------   ---------
Jesse J. Spikes            Date             Timothy C. Tuff            Date
Director                                    Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES

                       Index to Information For Inclusion
                        in the Annual Report on Form 10-K
                      for the year ended December 31, 2003



Management's Discussion and Analysis of
  Results of Operations and Financial Condition                        F2

Consolidated Financial Statements
  and Notes to Consolidated Financial Statements                      F17

Independent Auditors' Report                                          F46

Management's Responsibility For Financial Statements                  F47

Supplemental Financial Information (Unaudited)                        F48

Financial Statement Schedule                                           S1

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         John H. Harland Company (the "Company") operates its business in three segments. The Printed Products segment ("Printed Products") includes checks, direct marketing activities and analytical services marketed primarily to financial institutions. The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions and community banks, lending and mortgage origination applications, mortgage servicing applications, branch automation applications and customer relationship management applications. The Scantron segment ("Scantron") includes scanning equipment and software, scannable forms, survey solutions, curriculum development, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

Critical Accounting Policies

         The Company has identified certain of its accounting policies as critical to its business operations and the understanding of its results of operations. These policies include revenue recognition, impairment of long-lived assets, goodwill and other intangible assets, income taxes and stock-based compensation.

         The Company considers its revenue recognition policy as critical to its reported results of operations primarily in its Software & Services and Scantron segments. For software that is installed, customized and integrated by the Company, revenue is recognized on a percentage-of-completion basis as the services are performed. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates.

         The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the third quarter of 2001 and in the second quarter of 2002, the Company recorded charges of $7.8 million and $0.3 million, respectively, before income taxes for write-downs of an equity investment that was subsequently disposed of during the fourth quarter of 2002.

         The Company makes estimates and assumptions regarding future cash flows in its review of the carrying values of goodwill and other intangible assets to assess recoverability. If these estimates and assumptions change in the future (which may occur due to changes in the Company's business prospects, market trends or other economic factors which would impact projected annual sales, operating profit and cash flows), the Company may be required to record impairment charges. The Company analyzes its goodwill for impairment on an annual basis. In 2002, the Company engaged an independent valuation firm to perform a goodwill impairment test. Based upon the analysis, there was no impairment of goodwill. In 2003, the Company's annual review of goodwill indicated there was no impairment.

         The carrying value of the Company's net deferred tax assets (net of valuation allowances) assumes the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. The Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense if the Company's estimates of future taxable income in those jurisdictions decrease. The Company may be required to release all or a portion of recorded valuation allowances against its deferred tax assets resulting in lower income tax expense, except for such allowances for deferred tax assets related to acquisitions, the release of which would reduce goodwill. The release of valuation allowances would result from changes in the Company's estimates of realized capital gains, utilization of state net operating loss carryforwards and utilization of acquired tax credits subject to annual limitations.

                                      -F2-

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans and applies the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). No stock-based compensation cost is reflected in net income for options or purchases under the employee stock purchase plan. Pro forma disclosures of net income and earnings per share are included in the Stock-Based Compensation section of Note 1 to the Consolidated Financial Statements as if compensation cost for options granted under the Company's stock-based compensation plans and purchases under the employee stock purchase plan had been determined based on the fair value at the grant dates consistent with the provisions of SFAS 123.

Reclassifications

         During 2003, the Company reclassified certain items in its consolidated income statements. The reclassifications affected the categories of Selling, General and Administrative expenses and Other Income (Expense). The change primarily reflects the reclassification of gains or losses on the sale of assets as well as certain other expenses from Other Income (Expense) to Selling, General and Administrative expenses. Also in 2003, the Company transferred a business unit from Software & Services to Printed Products and transferred certain support activities to Printed Products from the corporate operations. Financial data for all periods presented have been reclassified for comparability. The reclassifications and transfers had no impact on net income or shareholders' equity as previously reported. Certain other reclassifications have been made in the 2002 and 2001 financial statements and notes to financial statements to conform to the 2003 classifications.

Reorganization

         In September 2003, the Company announced a reorganization of its Printed Products operations including a plan to consolidate its domestic manufacturing operations from 14 plants to 9 plants, with the first plant closing in the first quarter of 2004 and the last affected plant closing in the third quarter of 2004. Two of the facilities being closed are leased. One facility is under lease through late 2005 and the other is under lease through mid 2010. In addition to the plant consolidation, Printed Products implemented other staffing reductions beginning in the fourth quarter of 2003 and will continue with additional staffing reductions throughout 2004. These actions are primarily due to excess capacity in production facilities resulting from efficiencies realized from digital printing technology and other production and support systems and lower volumes attributable to the losses of certain large customers, including a direct check marketer, and general market volume decline. The Company believes these actions will bring its production and support structures in line with its business levels. Management expects to achieve savings increasing to approximately $20 million on an annual run rate basis by the end of 2005 as a result of the reorganization.

         The Company estimates net pre-tax expenses associated with the plant consolidations will total $10.7 million consisting of employee severance ($3.1 million), revision of depreciable lives and salvage values of furniture and equipment, asset impairment charge and disposal gains and losses ($2.2 million), relocation and other costs ($2.8 million) and contract termination costs related to leaseholds ($2.6 million). The other staffing reduction actions will result in a total estimated expense of $5.9 million related to employee severance costs.

         In 2003, plant consolidation costs totaled $4.0 million, which consisted of $2.1 million related to the revision of depreciable lives and salvage values of furniture and equipment, $1.7 million for employee severance costs and $0.2 million for relocation and other costs. Employee severance costs for other staffing reduction actions totaled $2.9 million. These costs are included in the results of operations in 2003 with plant consolidation costs included in cost of goods sold and the other staffing reduction costs included in selling, general and administrative expenses (see Note 5 to the Consolidated Financial Statements).

                                      -F3-

                              RESULTS OF OPERATIONS
                                2003 versus 2002

Sales

         Consolidated sales for the years ended December 31, 2003 and 2002 were as follows (in thousands):


                             2003                       2002
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
Sales:
  Printed Products     $498,257    63.3%         $526,201     68.5%
  Software & Services   176,833    22.5%          135,568     17.7%
  Scantron              113,236    14.4%          107,822     14.0%
  Eliminations           (1,658)   (0.2%)          (1,784)    (0.2%)
----------------------------------------------------------------------
Total                  $786,668   100.0%         $767,807    100.0%
======================================================================

         Consolidated sales for the year ended December 31, 2003 were $786.7 million, compared to $767.8 million for the year ended December 31, 2002, an increase of $18.9 million, or 2.5%. Software & Services and Scantron sales increases more than offset a decrease in Printed Products sales. Sales of products decreased $11.6 million, or 1.8%, from $652.5 million in 2002 to $640.9 million in 2003. Sales of services increased $30.5 million, or 26.5%, to $145.8 million in 2003 compared to $115.3 million in 2002. Sales of products consist of all Printed Products sales (except for analytical services), software licensing sales, scanning equipment and scannable forms, hosted software applications and other products. Sales of services consist of software maintenance services, field maintenance services, analytical and consulting services and other services.

         Printed Products sales were $498.3 million in 2003 compared to $526.2 million in 2002, a decrease of $27.9 million, or 5.3%. Lower volumes in domestic imprint check printing operations, which decreased 9.4% in 2003 from 2002, accounted for a majority of the decrease in Printed Product sales. The volume decline was primarily attributable to losses of certain large customers, lower volumes from a direct check marketer due to the loss of that business in late 2003 and general market volume decline. The Company estimates the general market volume decline in check products due to the continuing expansion of alternative payment systems is currently 4% to 5% on an annual basis. The impact of the volume decline was moderated by an improvement of 3.8% in average price per unit primarily due to a price increase implemented in July 2002 and the impact of the loss of certain large customers that were less favorably priced. Sales of computer checks and related products also decreased in 2003 compared to 2002 due primarily to the loss of business with a software company in late 2002, partially offset by the addition of business with another software company in early 2003. Sales in direct marketing increased slightly due to higher volumes of statement mailings, partially offset by lower volumes from credit card promotions. Sales of analytical services also increased in 2003 compared to 2002 due primarily to services rendered to two large customers.

         Software & Services sales for 2003 increased $41.3 million, or 30.4%, from 2002, due primarily to the impact of a full year of operations for acquisitions that were made in 2002 as well as an acquisition made in June 2003 (see Note 2 to the Consolidated Financial Statements). Excluding the impact of acquisitions, Software & Services sales increased 2.2% in 2003 compared to 2002 due primarily to increases in sales of core processing products and services, lending and deposit origination products and services and branch automation applications, which more than offset decreases in sales of mortgage loan origination, production and servicing solutions and sales of customer relationship management software and related database marketing applications and

                                      -F4-
add-on products. Sales of core processing products and services increased due primarily to an increase in credit union customer installations, seat licenses and ship and book sales as well as increased hardware sales for banking systems. Sales of lending products and services increased primarily due to higher ship and book sales, higher maintenance revenue and the impact of subscription contracts over the past year. Retail solutions sales were unfavorably impacted by a decrease in sales of customer relationship management applications, database marketing applications and add-on products, partially offset by higher sales of branch automation applications.

         At December 31, 2003, Software & Services backlog was $101.6 million, an increase of $57.7 million from the backlog at December 31, 2002. The increase in backlog was due primarily to acquisitions and stronger bookings. Excluding the impact of acquisitions, backlog increased 24.1% from December 31, 2002. Approximately $49.7 million or 48.9% of the backlog at December 31, 2003 is expected to be delivered over the next twelve months and $51.9 million or 51.1% is expected to be delivered beyond the next twelve months due to the long-term nature of certain service contracts.

         Scantron sales were $113.2 million in 2003 compared to $107.8 million in 2002, an increase of $5.4 million, or 5.0%, due primarily to a full year of operations in 2003 from the acquisition of EdVISION in July 2002 (see Note 2 to the Consolidated Financial Statements), increases in sales of standard forms in the education market, imaging products and services, survey services and field services, which were partially offset by reduced sales of custom forms. Sales of custom forms were lower for commercial market applications and non-testing applications in the education market due to a continuing trend in data collection methods moving from optical mark reading to imaging and other direct input technologies.

Gross Profit

         Consolidated gross profit and gross profit by segment for the years ended December 31, 2003 and 2002 were as follows (in thousands):


                             2003                       2002
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount     Sales(a)
----------------------------------------------------------------------
Gross Profit:
  Printed Products     $199,126    40.0%         $206,586     39.3%
  Software & Services   120,294    68.0%           96,415     71.1%
  Scantron               62,428    55.1%           61,434     57.0%
----------------------------------------------------------------------
Total                  $381,848    48.5%         $364,435     47.5%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

         Consolidated gross profit of $381.8 million in 2003 increased $17.4 million, or 4.8%, from $364.4 million in 2002 and increased as a percentage of sales from 47.5% in 2002 to 48.5% in 2003. The increase in consolidated gross profit was the result of a favorable change in sales mix, cost management and productivity improvement initiatives.

         Printed Products gross profit decreased $7.5 million, or 3.6%, in 2003 from 2002 but increased as a percentage of sales from 39.3% to 40.0% in 2003. The decrease in gross profit occurred primarily in domestic imprint check operations due to plant consolidation costs and reduced volume, an unfavorable change in mix in direct marketing activities and decreases in sales of computer checks and related products partially offset by increases in analytical services gross profit. The improvement in gross profit as a percentage of sales was due primarily to efficiencies realized from digital printing technology, process improvements and a favorable change in price and product mix. As stated earlier, Printed Products gross profit was unfavorably impacted in 2003 by plant consolidation costs of $4.0 million, which were incurred primarily during the fourth quarter of 2003. These plant consolidation costs relate to a plan to consolidate Printed Products manufacturing operations from 14 plants to 9 plants

                                      -F5-
during 2004 (see Note 5 to the Consolidated Financial Statements). Excluding the impact of the plant consolidation costs, Printed Products gross profit decreased $3.5 million or 1.7% in 2003 from 2002 and as a percentage of sales was 40.8% in 2003.

         Software & Services gross profit for 2003 increased $23.9 million, or 24.8%, over 2002, due primarily to acquisitions. As a percentage of sales, Software & Services gross profit decreased to 68.0% for 2003 compared to 71.1% for 2002 due primarily to the impact of acquired operations and a change in sales mix. Excluding the impact of acquisitions, Software & Services gross profit increased approximately 1.3% in 2003 compared to 2002 primarily due to an increase in sales in bank core processing applications and branch automation applications for financial institutions.

         Scantron gross profit increased by $1.0 million, or 1.6%, over 2002 to $62.4 million in 2003 due primarily to the addition of the former EdVISION products and services acquired in July 2002. As a percentage of sales, Scantron gross profit decreased from 57.0% for 2002 to 55.1% in 2003 due primarily to an unfavorable change in sales mix and to costs and production inefficiencies experienced during a facility relocation that occurred in the first quarter of 2003.

Selling, General and Administrative Expenses ("SG&A")

         Consolidated SG&A for the years ended December 31, 2003 and 2002 were as follows (in thousands):

                             2003                       2002
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount     Sales(a)
----------------------------------------------------------------------
SG&A:
  Printed Products     $129,698    26.0%         $118,240     22.5%
  Software & Services    99,544    56.3%           77,845     57.4%
  Scantron               36,548    32.3%           31,664     29.4%
  Corporate              23,368                    37,325
----------------------------------------------------------------------
Total                  $289,158    36.8%         $265,074     34.5%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

         Consolidated SG&A increased by $24.1 million, or 9.1%, from $265.1 million in 2002 to $289.2 million in 2003. These expenses as a percentage of sales were 36.8% in 2003 compared to 34.5% in 2002.

         Printed Products SG&A increased $11.5 million, or 9.7%, in 2003 over 2002 due in part to $2.9 million of reorganization costs incurred during the fourth quarter of 2003 (see Note 5 to the Consolidated Financial Statements), increased selling and marketing activities and customer care activities, partially offset by an $0.8 million gain realized in the third quarter of 2003 on the sale of a former check printing facility. Also, Printed Products SG&A in 2003 included $2.1 million of incentive compensation costs that were classified as corporate costs in prior years.

         Software & Services SG&A increased $21.7 million, or 27.9%, in 2003 over 2002 due primarily to the impact of acquisitions and to increased expenditures related to product development of a mortgage services application. Also in 2003, Software & Services SG&A included $2.2 million of incentive compensation costs that were classified as corporate costs in prior years.

         Scantron's SG&A increased $4.9 million, or 15.4%, in 2003 compared to 2002 due primarily to the acquisition of EdVISION, increased selling and marketing expenses related to developing a national sales force for software products and services in the education market and increased product development costs.

                                      -F6-

         Corporate SG&A decreased $14.0 million, or 37.4%, in 2003 compared to 2002 due primarily to decreases in stock-based compensation costs related to restricted stock grants and the transfer in 2003 of certain incentive compensation costs to Printed Products and Software & Services that were classified as corporate costs in prior years. Stock-based compensation totaled $2.4 million in 2003 compared to $9.9 million in 2002. The decrease in stock-based compensation was due primarily to expenses resulting from the accelerated vesting of certain restricted stock grants in 2002 (see Note 9 to the Consolidated Financial Statements). These grants vested as a result of the Company's favorable stock price performance.

Amortization of Other Intangible Assets/Acquired In-Process Research and Development Charge

         Amortization of other intangible assets increased to $3.3 million in 2003 compared to $2.6 million in 2002 due primarily to the impact of acquired operations partially offset by the impact of certain intangible assets that were fully amortized during 2002. In 2002, the Company wrote off $3.0 million of acquired in-process research and development costs related to the acquisition of INTERLINQ (See Note 2 to the Consolidated Financial Statements).

Consolidated Income from Operations

         Consolidated income from operations decreased $4.4 million, or 4.7%, to $89.4 million for 2003 from $93.8 million for 2002 due primarily to Printed Products SG&A staffing reduction costs of $2.9 million in 2003 and other increases in SG&A in 2003 discussed above, partially offset by the impact of an acquired in-process research and development charge in 2002.

Other Income (Expense)

         Other Income (Expense) decreased by $5.9 million from an expense of $8.5 million for 2002 to an expense of $2.6 million for 2003. The decrease was due primarily to gains on sales of investments of $3.0 million in 2003 (see Note 1 to the Consolidated Financial Statements) and a loss of $1.8 million in 2002 on the disposition of equity and debt investments in Netzee, Inc. ("Netzee"). Interest expense decreased $0.9 million from 2002 primarily due to lower interest rates during 2003 compared with 2002, which was partially offset by the impact of higher average borrowings.

Consolidated Income Before Income Taxes

         Consolidated income before income taxes increased $1.5 million, or 1.8%, to $86.8 million for 2003 from $85.3 million for 2002. The impact of investment gains in 2003 and investment losses in 2002 more than offset the decrease in consolidated income from operations in 2003.

Income Taxes

         The Company's consolidated effective income tax rates were 35.5% and 38.5% for 2003 and 2002, respectively. The lower effective income tax rate for 2003 resulted primarily from the release of a valuation allowance related to the utilization of capital loss carryforwards, a reduction in the effective state tax rate, a favorable renewal of an industrial revenue grant related to the Company's operations in Puerto Rico and a reduction of certain estimated permanent tax differences. The effective tax rate for 2002 included favorable adjustments related to state tax credits and adjustments related to prior years due to the resolution of an IRS examination, which were partially offset by the impact of an in-process research and development charge that was nondeductible for tax purposes. See Note 7 to the Consolidated Financial Statements for factors affecting the tax rate in each year.

                                      -F7-

Net Income and Earnings Per Share

         The Company's net income for 2003 was $56.0 million compared to $52.4 million for 2002, an increase of $3.6 million, or 6.9%. Basic and diluted earnings per share were $2.02 and $1.97, respectively, for 2003 compared to basic and diluted earnings per share of $1.80 and $1.73, respectively, for 2002. Net income for 2003 included pre-tax charges totaling $6.9 million related to the Printed Products reorganization, equivalent to $0.15 per share on a diluted basis, and a $3.0 million pre-tax gain on the sale of investments equivalent to $0.11 per share on a diluted basis. Net income for 2002 included pre-tax charges totaling $13.0 million, equivalent to $0.30 per share on a diluted basis related to accelerated vesting of certain restricted stock grants, an in-process research and development charge related to an acquisition, and the loss on the disposition of debt and equity investments resulting from the sale of Netzee. Lower weighted average shares outstanding in 2003 compared to 2002 also had a favorable impact on basic and diluted earnings per share in 2003. The lower shares outstanding were primarily the result of the Company's share repurchase program (see Note 8 to the Consolidated Financial Statements).

                              RESULTS OF OPERATIONS
                                2002 versus 2001

Sales

         Consolidated sales for the years ended December 31, 2002 and 2001 were as follows (in thousands):

                             2002                       2001
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
Sales:
  Printed Products     $526,201    68.5%         $528,371     71.1%
  Software & Services   135,568    17.7%          120,227     16.2%
  Scantron              107,822    14.0%           95,907     12.9%
  Eliminations           (1,784)   (0.2%)          (1,302)    (0.2%)
----------------------------------------------------------------------
Total                  $767,807   100.0%         $743,203    100.0%
======================================================================

         Consolidated sales for the year ended December 31, 2002 were $767.8 million compared to $743.2 million for the year ended December 31, 2001, an increase of $24.6 million, or 3.3%. Software & Services and Scantron sales increases more than offset a decrease in Printed Products sales. Sales of products, which consist of all of Printed Products sales (except for analytical services), software licensing sales, scanning equipment and scannable forms and other products, were $652.5 million in 2002 compared to $636.1 million in 2001, an increase of $16.4 million, or 2.6%. Sales of services, which consist of software maintenance services, field maintenance services, analytical and consulting services and other services were $115.3 million in 2002 compared to $107.1 million in 2001, an increase of $8.2 million, or 7.6%.

         Printed Products sales were $526.2 million in 2002 compared to $528.4 million in 2001, a decrease of $2.2 million, or 0.4%. Lower volumes in domestic check printing operations, which decreased 6.6% in 2002 from 2001, accounted for a majority of the decrease in sales. The volume decline was primarily attributable to a loss of market share and a decline in orders received from a direct check marketer. The impact of these two factors was moderated by an improvement of 5.1% in average price per unit due to lower volume with a direct check marketer that is less favorably priced than traditional customers, and also due to price increases. Sales in direct marketing operations also decreased due to the general economic slowdown, which resulted in lower credit card promotions and fewer openings of online brokerage accounts. The sales decreases were partially offset by an increase in sales of analytical services in 2002 compared to 2001 and by sales of computer checks and related products, which increased in 2002 compared to 2001 due to a fulfillment program for a software customer initiated in late 2001 and increases in the computer checks commercial referral business.

                                      -F8-

         Software & Services sales increased from $120.2 million in 2001 to $135.6 million in 2002, an increase of $15.4 million, or 12.8%, primarily due to the acquisitions of Easy Systems, SPARAK and INTERLINQ (see Note 2 to the Consolidated Financial Statements) and also to increased sales of core processing applications, customer relationship management applications and branch automation applications. Sales of lending and account opening applications increased slightly in 2002 compared to 2001, primarily due to a trend of a higher proportion of term license agreements during 2001 and the first six months of 2002 whereby revenue recognition was deferred from the current period into future periods. This trend changed during the latter portion of 2002 with a higher proportion of ship and book sales, which are recognized as revenue when shipped. The change during the latter portion of 2002 was enough to offset the effect of higher term license sales during the first six months of 2002. Sales of mortgage lending solutions increased in 2002 due to the INTERLINQ acquisition, which was partially offset by the decision of a major customer to bring software development in-house in late 2001.

         Scantron sales were $107.8 million in 2002 compared to $95.9 million in 2001, an increase of $11.9 million, or 12.4%. The increase was due in part to the Scanning Systems and EdVISION acquisitions made by Scantron during 2001 and 2002 (see Note 2 to the Consolidated Financial Statements), internal growth in field services and growth in sales of imaging products. Increases in sales of scannable forms were offset by reduced sales of optical mark reading equipment due to a continuing trend in data collection methods moving from optical mark reading to imaging and other direct input technologies.

Gross Profit

         Consolidated gross profit and gross profit by segment for the years ended December 31, 2002 and 2001 were as follows (in thousands):

                             2002                       2001
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount     Sales(a)
----------------------------------------------------------------------
Gross Profit:
  Printed Products     $206,586    39.3%         $201,038     38.0%
  Software & Services    96,415    71.1%           85,024     70.7%
  Scantron               61,434    57.0%           54,624     57.0%
----------------------------------------------------------------------
Total                  $364,435    47.5%         $340,686     45.8%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

         Consolidated gross profit increased by $23.7 million, or 7.0%, from $340.7 million in 2001 to $364.4 million in 2002 and increased as a percentage of sales from 45.8% in 2001 to 47.5% in 2002. The increase in consolidated gross profit was the result of a favorable change in sales mix, cost management and productivity improvement initiatives including process improvements and new digital printing technology.

         Printed Products gross profit increased $5.5 million, or 2.8%, in 2002 from 2001 and increased as a percentage of sales from 38.0% in 2001 to 39.3% in 2002, a result of the combination of an increase in average price per unit and cost reductions resulting from process improvements and new digital printing technology. The increase in Printed Products gross profit in 2002 from 2001 occurred primarily in its checks operations and was partially offset by a decrease in gross profit in direct marketing operations due primarily to the decrease in direct marketing sales.

         Software & Services gross profit increased $11.4 million, or 13.4%, in 2002 from 2001 and, as a percent of sales, increased to 71.1% in 2002 from 70.7% in 2001 primarily due to acquired businesses with higher gross profit, increased sales of products and services, and cost management activities.

                                      -F9-

         Scantron gross profit increased by $6.8 million, or 12.5%, in 2002 over 2001 and as a percentage of sales remained constant at 57.0% in 2002 and 2001 due to stable margins in existing products and services.

Selling, General and Administrative Expenses

         Consolidated SG&A for the years ended December 31, 2002 and 2001 were as follows (in thousands):

                             2002                       2001
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount     Sales(a)
----------------------------------------------------------------------
SG&A:
  Printed Products     $118,240    22.5%         $109,955     20.8%
  Software & Services    77,845    57.4%           74,593     62.0%
  Scantron               31,664    29.4%           27,353     28.5%
  Corporate              37,325                    25,866
----------------------------------------------------------------------
Total                  $265,074    34.5%         $237,767     32.0%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

         Consolidated SG&A totaled $265.1 million in 2002 compared to $237.8 million in 2001, an increase of $27.3 million, or 11.5%. As a percentage of sales, SG&A increased from 32.0% in 2001 to 34.5% in 2002. The increase occurred in all business segments and Corporate.

         Printed Products SG&A increased $8.3 million, or 7.5%, in 2002 over 2001 due primarily to higher expenses for customer care initiatives. Customer care initiatives were focused on improving systems that support sales, marketing and customer service. Printed Products SG&A was also unfavorably impacted in 2002 by higher costs associated with the move of customer service activities in-house, which were provided by an outside provider in prior years, increases in marketing expenditures, upgrade expenses for the Company's financial and human resource systems and severance expenses related to management reductions in 2002.

         Software & Services SG&A increased $3.3 million, or 4.4%, in 2002 over 2001 due primarily to the impact of acquisitions, which was partially offset by cost management activities.

         Scantron SG&A increased $4.3 million, or 15.8%, in 2002 over 2001 due primarily to the impact of the EdVISION acquisition.

         Corporate SG&A increased $11.5 million, or 44.3%, in 2002 over 2001 due primarily to stock-based compensation costs related to restricted stock grants, incentive compensation costs and a favorable adjustment to the provision for uncollectible accounts in 2001. Stock-based compensation costs totaled $9.9 million in 2002 compared to $5.3 million in 2001 primarily due to accelerated vesting of restricted stock grants during 2002 that vested as a result of the Company's favorable stock price performance (see Note 9 to the Consolidated Financial Statements). Incentive compensation costs increased $1.4 million in 2002 over 2001 related to achievement of certain performance objectives in 2002 in Corporate, Printed Products and Software & Services operations. In 2001, the Company recorded a favorable adjustment to its provision for uncollectible account of $1.8 million related to improvements in the Company's collection activities.

Amortization of Intangible Assets/Acquired In-Process Research and Development Charge

         Amortization of intangible assets in 2002 decreased by $11.4 million from 2001 primarily due to the elimination of goodwill amortization in 2002 as a result of the adoption of the FASB Statement No. 142, "Goodwill and

                                     -F10-

Other Intangible Assets" ("SFAS 142") (see Note 3 to the Consolidated Financial Statements). In 2002, the Company wrote off $3.0 million of acquired in-process research and development costs related to the acquisition of INTERLINQ (see Note 2 to the Consolidated Financial Statements).

Consolidated Income from Operations

         Consolidated income from operations increased $4.9 million, or 5.4%, to $93.8 million in 2002 from $88.9 million in 2001 due to the elimination of goodwill amortization in 2002, which was partially offset by increases in SG&A expenses discussed above and the write-off of acquired in-process research and development costs in 2002.

Other Income (Expense)

         Other Income (Expense) decreased from an expense of $18.1 million in 2001 to an expense of $8.5 million in 2002. The decrease was primarily due to a $7.8 million write-down in 2001 of the Company's equity investment in Netzee and to decreased interest expense. Interest expense was lower in 2002 due to lower interest rates and lower average levels of debt outstanding in 2002 compared with 2001. In December 2002, the Company realized a loss of $1.8 million on the disposition of debt and equity investments resulting from the sale of Netzee.

Consolidated Income Before Income Taxes

         Consolidated income before income taxes increased $14.5 million, or 20.4%, to $85.3 million in 2002 compared to $70.8 million in 2001 as a result of the aforementioned items.

Income Taxes

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

Net Income and Earnings Per Share

         Net income for 2002 was $52.4 million compared to $39.0 million for 2001. Basic and diluted earnings per share for 2002 were $1.80 and $1.73, respectively, compared to basic and diluted earnings per share of $1.34 and $1.31, respectively, in 2001. Net income for 2002 included charges related to accelerated vesting of certain restricted stock grants, net of the resulting reduction of amortization expense, an in-process research and development charge related to an acquisition, and the loss on the disposition of debt and equity investments resulting from the sale of Netzee. These adjustments reduced diluted earnings per share by $0.28. Net income for 2001 included charges for the write-down of the investment in Netzee, costs associated with accelerated vesting of certain restricted stock grants and severance costs related to a plant consolidation, all of which reduced diluted earnings per share by $0.27. Net income for 2001 also included goodwill amortization equivalent to $0.34 per share. Effective January 1, 2002, goodwill amortization was discontinued as a result of the adoption of SFAS 142 (see Note 3 to the Consolidated Financial Statements).

                                     -F11-

              FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Cash

         The Company has historically generated positive cash flows from its operations and continually evaluates uses of such cash flows to strengthen shareholder value through a combination of internal development, acquisitions, repurchases of stock and repayment of debt. Cash flows provided from operations in 2003 decreased $65.6 million to $74.7 million from $140.3 million in 2002 due primarily to $44.0 million of refundable contract incentive payments made in 2003 compared with $7.6 million of such payments in 2002, changes in deferred income taxes and changes in working capital, which were partially offset by a $10.0 million increase in net income adjusted for depreciation and amortization. The primary uses of cash in 2003 were for repurchases of stock ($39.1 million), capital expenditures ($28.1 million), a reduction of borrowed amounts ($17.0 million), the acquisition of Premier Systems, Inc. ($11.3 million) and dividend payments to shareholders ($9.8 million).

         In March 2000, the Company's Board of Directors authorized the purchase of 2,900,000 shares of the Company's outstanding common stock. In January 2003, the Board authorized the repurchase of an additional 3,000,000 shares. Shares purchased under these programs may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. In 2003, the Company purchased a total of 1,569,532 shares under these programs at a cost of $39.1 million or an average cost of $24.92 per share. Of the total shares purchased in 2003, 1,147,554 shares concluded the authorization approved in 2000 to purchase 2,900,000 shares and the remaining 421,978 shares were purchased under the authorization approved in 2003 to purchase 3,000,000 shares.

         Purchases of property, plant and equipment totaled $28.1 million in 2003, a decrease of $4.0 million compared to 2002 and were primarily for customer care infrastructure initiatives. In 2002, purchases of property, plant and equipment were primarily for customer care infrastructure initiatives and for digital printing equipment. The Company's customer care infrastructure initiatives focus on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers. The Company currently estimates it will spend approximately $60 to $65 million on customer care infrastructure initiatives over the four year period ending in 2004. As of December 31, 2003, $45.4 million has been expended on these initiatives, of which $32.0 million was capitalized. The Company currently estimates it will spend approximately $15 to $20 million on customer care infrastructure initiatives in 2004. Although development of customer care infrastructure will continue throughout 2004, the Company expects to delay implementation of certain functionality in the second half of 2004 in order to evaluate controls and processes as required by Section 404 of the Sarbanes-Oxley Act, thereby deferring certain expenditures into 2005.

         In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million, therefore the Credit Facility will decrease by $5.0 million per annum to $400.0 million at the 2009 maturity date. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin as defined): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

                                     -F12-

         At December 31, 2003, the Company's previous credit facility consisted of $127.1 million in outstanding cash borrowings and $5.1 million in outstanding letters of credit. At December 31, 2003, the Company's previous credit facility permitted borrowings of $325.0 million, and had $192.8 million of availability. As discussed above, the amount of the Company's previous credit facility was increased by $100.0 million to $425.0 million in February 2004 thereby increasing the Company's borrowing capacity. The average interest rate in effect on outstanding cash borrowings at December 31, 2003, including the effect of the Company's interest rate hedging program (see Note 12 to the Consolidated Financial Statements), was 2.94%. At December 31, 2003, the Company had $8.5 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its Credit Facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

         The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities if funding beyond that available under the Credit Facility were required.

Contractual Obligations and Commitments

         The following table aggregates the Company's contractual obligations and commitments with definitive payment terms, which will require significant cash outlays in the future. The commitment amounts are as of December 31, 2003 (in millions):


                                       Payments Due by Period
                  ---------------------------------------------------------
Contractual                  Less than                           More than
Obligations          Total     1 year    1-3 years    3-5 years   5 years
---------------------------------------------------------------------------
Long-term debt      $127.2    $  5.1      $ 10.0     $ 10.0       $102.1
Operating leases      84.0      13.7        23.0       19.9         27.4
Capital leases         0.1       0.1           -          -            -
Purchase obligations   1.7       1.7           -          -            -
Acquisition related
  contingent payments  2.0         -         2.0          -            -
Other long-term
  liabilities          8.7       0.4         0.9        0.9          6.5
---------------------------------------------------------------------------
Total               $223.7    $ 21.0      $ 35.9     $ 30.8       $136.0
===========================================================================

         The Company's long-term debt obligations are described in Note 6 to the Consolidated Financial Statements. The Company's operating and capital lease obligations are described in Note 13 to the Consolidated Financial Statements. The Company has obligations, under contracts and purchase orders, to purchase goods or services, which are not recorded as obligations in the Company's Consolidated Financial Statement until contract terms take effect. The Company has acquisition related contingent payments that are described in Note 2 to the Consolidated Financial Statements. The Company's other long-term liabilities obligations are primarily for unfunded deferred compensation contracts with certain current and former officers.

         The Company has postretirement benefit plans, which are described in
Note 11 to the Consolidated Financial Statements. At December 31, 2003, the Company's accrued postretirement costs totaled $13.7 million. Because the determination of this amount is affected by changes in plan demographics and assumptions, it does not represent expected liquidity needs and has not been included in the above table of obligations. The Company expects to fund $1.6 million to these plans each year during 2004 through 2008 and expects to fund $7.5 million to these plans during 2009 through 2013.

         At December 31, 2003, the Company had a net non-current deferred tax liability of $5.1 million. Deferred income tax liabilities are temporary differences between financial statement and tax bases of assets and liabilities and do not directly relate to the amount of income taxes to be paid in future periods. Therefore these liabilities have not been included in the above table of obligations.

                                     -F13-

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

                      ACCUMULATED OTHER COMPREHENSIVE LOSS

         As of December 31, 2003, the Company's accumulated other comprehensive loss was $0.7 million and consisted primarily of foreign currency translation adjustments and fair value adjustments to cash flow hedging instruments.

                                  ACQUISITIONS

         All acquisitions in 2003, 2002 and 2001 were paid for with cash provided from operating activities and proceeds from the Company's previous credit facility. The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses have been included in the Company's operations since the particular acquisition closing dates (see Note 2 to the Consolidated Financial Statements).

                                  2004 OUTLOOK

         Net income during the first half of 2004 is expected to be less than net income during the comparable period of 2003 due to anticipated lower earnings in Printed Products. Reorganization expenses and anticipated inefficiencies related to plant consolidation activities during the first half of 2004 are expected to more than offset improved profitability in Software & Services and Scantron operations. The Company expects more favorable results in the second half of 2004 compared with the same period in 2003. Net income for the full year of 2004 is expected to be slightly lower than 2003 net income.

         The Printed Products segment income is expected to improve during the year as cost reductions are implemented and after the bulk of the reorganization expenses and expenses required to support the increased use of an outsourcing model by many financial institutions have been incurred. Some duplicate costs will be incurred earlier in the year as the remaining plants are staffed up in anticipation of the actual closure of the plants already announced. The increased use of an outsourcing model by many financial institutions, which is expected to have a favorable impact on revenue per unit later in the year, and anticipated growth in other areas should contribute to a favorable earnings trend.

         The Software & Services segment income is expected to improve in 2004 as a result of a full-year impact of a 2003 acquisition as well as the impact of new products and services including a new mortgage product scheduled for release during the first half of 2004.

         The Scantron segment is expected to benefit from continuing strong sales of traditional products as well as growth in the sales of existing and new technology products. Scantron should also benefit from cost reduction initiatives implemented throughout 2003.

         The Company believes cash flow will remain strong in all business units in 2004. The Company currently estimates that capital expenditures will be in the range of $27 million to $32 million. The Company believes refundable contract payments in 2004 will be made at a higher level than existed before 2003, but expects such payments to be less than in 2003 depending upon the timing and extent of new contracts in 2004. The Company currently expects depreciation and amortization will total approximately $80 million in 2004, a $17 million increase over 2003, primarily due to the amortization of refundable contract payments (see Note 1 to the Consolidated Financial Statements). The Company expects its effective tax rate will be approximately 38% in 2004.

                                     -F14-

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

         Several factors outside the Company's control could negatively impact check revenues. These include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems. Check revenues may continue to be adversely affected by continued consolidation of financial institutions, competitive check pricing including significant up-front contract incentive payments, and the impact of governmental laws and regulations. There can be no assurances that the Company will not lose significant customers or that any such losses could be offset by the addition of new customers.

         While the Company believes substantial growth opportunities exist in the Software & Services segment, there can be no assurances that the Company will achieve its revenue or earnings growth targets. The Company believes there are many risk factors inherent in its Software & Services business, including but not limited to the retention of employee talent and customers. Also, variables exist in the development of new Software & Services products, including the timing and costs of the development effort, product performance, functionality, product acceptance, competition, the Company's ability to integrate acquired companies, and general changes in economic conditions or U.S. financial markets.

         Several factors outside of the Company's control could affect results in the Scantron segment. These include the rate of adoption of new electronic data collection solutions and testing and assessment methods, which could negatively impact forms, scanner sales and related service revenue. The Company continues to develop products and services that it believes offer state-of-the-art electronic data collection and testing and assessment solutions. However, variables exist in the development of new testing methods and technologies, including the timing and costs of the development effort, product performance, functionality, market acceptance, adoption rates, competition, the Company's ability to integrate acquired companies, and the funding of education at the federal, state and local levels, all of which could have an impact on the Company's business.

                                     -F15-

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All financial instruments held by the Company are held for purposes other than trading. The Company is exposed primarily to market risks related to interest rates.

Interest Rate Risk

         The Company is exposed to interest rate risk on its variable rate debt. At December 31, 2003, the Company had outstanding variable rate debt of $127.1 million. In order to manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. The notional principal amount of interest rate swaps outstanding was $59.0 million at December 31, 2003 and $114.0 million at December 31, 2002. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. The Company believes that its interest rate risk at December 31, 2003 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate change on the outstanding debt as of December 31, 2003 would be approximately $681,000.

         The fair value of the swaps, which represent what the Company would have to pay to terminate the swaps, reflected a loss of $0.4 million ($0.3 million net of income taxes) at December 31, 2003. The fair value of the swaps was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive income, a component of shareholders' equity. Charges and credits to other comprehensive income will net to zero over the term of interest rate swap agreements.

                            ACCOUNTING PRONOUNCEMENTS

         See Note 1 to the Consolidated Financial Statements regarding the impact of recent accounting pronouncements on the Company's financial condition and results of operations.

                                     -F16-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              December 31,
                                                            2003        2002
-------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                $  8,525     $ 19,218
Accounts receivable from customers, less
  allowance for doubtful accounts of $1,902
  and $2,814                                               60,338       58,871
Inventories:
  Raw materials                                            13,028       15,593
  Work in process                                             920          414
  Finished goods                                            1,569        2,184
Deferred income taxes                                      32,517       26,977
Property held for sale                                      2,626        4,295
Prepaid expenses                                           11,096        7,430
Other                                                       4,727        3,843
-------------------------------------------------------------------------------
Total current assets                                      135,346      138,825
-------------------------------------------------------------------------------




INVESTMENTS AND OTHER ASSETS:
Investments                                                   208        3,917
Goodwill - net                                            217,749      210,462
Intangible assets - net                                    16,835       14,127
Refundable contract payments                               52,933       23,281
Other                                                      19,473       25,860
-------------------------------------------------------------------------------
Total investments and other assets                        307,198      277,647
-------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT:
Land                                                        3,121        3,121
Buildings and improvements                                 45,654       44,907
Machinery and equipment                                   271,596      259,950
Furniture and fixtures                                     17,147       15,718
Leasehold improvements                                     12,498       12,637
Additions in progress                                       6,156        4,351
-------------------------------------------------------------------------------
Total property, plant and equipment                       356,172      340,684
Less accumulated depreciation and amortization            231,739      206,469
-------------------------------------------------------------------------------
Property, plant and equipment - net                       124,433      134,215
-------------------------------------------------------------------------------


TOTAL                                                    $566,977     $550,687
===============================================================================


                                     -F17-


CONSOLIDATED BALANCE SHEETS (continued)



                                                               December 31,
                                                             2003         2002
  -------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                         $ 26,030     $ 22,599
Deferred revenues                                          57,745       53,311
Accrued liabilities:
  Salaries, wages and employee benefits                    30,376       31,039
  Taxes                                                    17,669       18,817
  Other                                                    29,602       21,320
-------------------------------------------------------------------------------
Total current liabilities                                 161,422      147,086
-------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term debt                                            122,059      144,106
Deferred income taxes                                       5,087        1,750
Other                                                      22,966       23,751
-------------------------------------------------------------------------------
Total long-term liabilities                               150,112      169,607
-------------------------------------------------------------------------------

Total liabilities                                         311,534      316,693
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (see Note 13)

SHAREHOLDERS' EQUITY:
Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued                        -            -
Common stock, authorized 144,000,000 shares of
  $1.00 par value, 37,907,497 shares issued                37,907       37,907
Additional paid-in capital                                  7,788        5,245
Retained earnings                                         448,688      409,110
Accumulated other comprehensive income (loss):
  Foreign currency translation adjustments                   (454)        (829)
  Unrealized gains (losses) on investments - net               (8)       1,834
  Fair value of cash flow hedging
    instruments - net                                        (273)      (1,335)
Unamortized restricted stock awards                        (5,408)      (5,785)
-------------------------------------------------------------------------------
                                                          488,240      446,147
Less 10,413,501 and 9,544,064 shares in
  treasury, at cost                                       232,797      212,153
-------------------------------------------------------------------------------
Total shareholders' equity                                255,443      233,994
-------------------------------------------------------------------------------

TOTAL                                                    $566,977     $550,687
===============================================================================

See Notes to Consolidated Financial Statements.

                                     -F18-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                       Years ended December 31,
                                                     2003        2002        2001
----------------------------------------------------------------------------------
Sales:
Product sales                                   $ 640,872   $ 652,543   $ 636,069
Service sales                                     145,796     115,264     107,134
----------------------------------------------------------------------------------
Total sales                                       786,668     767,807     743,203
----------------------------------------------------------------------------------
Cost of sales:
Cost of products sold                             355,397     363,557     365,771
Cost of services sold                              49,423      39,815      36,746
----------------------------------------------------------------------------------
Total cost of sales                               404,820     403,372     402,517
----------------------------------------------------------------------------------
Gross Profit                                      381,848     364,435     340,686

Selling, general and administrative
  expenses                                        289,158     265,074     237,767
Amortization of goodwill                                -           -      11,229
Amortization of other intangible assets             3,292       2,594       2,764
Acquired in-process research and
  development charge                                    -       3,000           -
----------------------------------------------------------------------------------
Income From Operations                             89,398      93,767      88,926
----------------------------------------------------------------------------------

Other Income (Expense):
Interest expense                                   (5,711)     (6,608)    (10,295)
Gain (loss) on sale of investments                  2,977      (1,785)          -
Investment write-down                                   -        (303)     (7,848)
Other - net                                           105         184          38
----------------------------------------------------------------------------------
Total                                              (2,629)     (8,512)    (18,105)
----------------------------------------------------------------------------------

Income Before Income Taxes                         86,769      85,255      70,821
Income taxes                                       30,803      32,823      31,847
----------------------------------------------------------------------------------
Net Income                                      $  55,966   $  52,432   $  38,974
==================================================================================

Earnings Per Common Share:
  Basic                                         $    2.02   $    1.80   $    1.34
  Diluted                                       $    1.97   $    1.73   $    1.31
==================================================================================

See Notes to Consolidated Financial Statements.

                                     -F19-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Years ended December 31,
                                                       2003       2002       2001
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                          $ 55,966   $ 52,432   $ 38,974
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                        39,534     36,853     33,259
  Amortization                                        23,649     19,772     28,062
  Investment write-down                                    -        303      7,848
  Stock-based compensation                             2,351      9,895      5,318
  Tax benefits from stock-based compensation           1,883      3,119      1,100
  Acquired in-process research and
    development charge                                     -      3,000          -
  Gain on sale of assets                              (1,169)      (170)       (52)
  (Gain) loss on sale of investments                  (2,977)     1,785          -
  Deferred income taxes                               (2,251)    10,578      2,174
  Other - net                                           (657)      (466)     3,436
  Changes in assets and liabilities net of
    effects of businesses acquired:
    Accounts receivable                                  229     10,629     28,028
    Inventories and other current assets              (2,507)     7,335     19,152
    Deferred revenues                                  1,254      5,336    (15,568)
    Accounts payable and accrued liabilities           3,446    (12,496)   (17,988)
    Refundable contract payments                     (44,022)    (7,559)   (11,818)
------------------------------------------------------------------------------------
Net cash provided by operating activities             74,729    140,346    121,925
------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment           (28,072)   (32,090)   (47,503)
Proceeds from sale of property, plant and equipment    3,119      1,926        418
Proceeds from sale of investments                      4,985          -          -
Payments for acquisition of businesses -
  net of cash acquired                               (11,303)   (94,485)    (7,509)
Note receivable                                        1,002         93      1,983
Other - net                                             (246)        23      1,458
------------------------------------------------------------------------------------
Net cash (used in) investing activities              (30,515)  (124,533)   (51,153)
------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Credit facility borrowings                           278,243    250,112    166,773
Credit facility payments                            (295,186)  (230,112)  (227,773)
Repayment of long-term debt                              (88)      (125)    (6,477)
Repurchases of stock                                 (39,107)   (27,707)   (10,092)
Issuance of treasury stock                            10,714     11,439      6,925
Dividends paid                                        (9,836)    (8,777)    (8,728)
Debt issuance costs paid                                 (18)       (18)       (58)
Other - net                                              371     (1,503)       274
------------------------------------------------------------------------------------
Net cash (used in) financing activities              (54,907)    (6,691)   (79,156)
------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents     (10,693)     9,122     (8,384)
Cash and cash equivalents at beginning of year        19,218     10,096     18,480
------------------------------------------------------------------------------------
Cash and cash equivalents at end of year            $  8,525   $ 19,218   $ 10,096
====================================================================================
Supplemental cash flow information:
  Interest paid                                     $  5,607   $  5,767   $ 10,617
  Income taxes paid                                   32,485     19,808     24,612
===================================================================================

See Notes to Consolidated Financial Statements.

                                     -F20-


                                                   JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Years ended December 31, 2003, 2002, and 2001
                                   ------------------------------------------------------------------------------
(In thousands, except share                                        Accumulated                 Unamortized
and per share amounts)                       Additional               Other                     Restricted       Total
                                    Common    Paid-in   Retained  Comprehensive   Treasury        Stock      Shareholders'
                                     Stock    Capital   Earnings  Income (Loss)    Stock          Awards        Equity
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000           $37,907  $     -    $343,998    $ 5,084     $(214,033)     $(1,591)       $171,365
Net income                                                 38,974                                                38,974
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                              508                                        508
  Unrealized losses on investments,
    net of $660 in tax benefits                                       (7,993)                                    (7,993)
  Reclassification for investment
    write-down included in net
    income, net of $393 in
    tax benefits                                                       7,455                                      7,455
  Changes in fair value of cash
    flow hedging instruments,
    net of $860 in tax benefits                                       (1,344)                                    (1,344)
                                                                                                           -------------
Comprehensive income                                                                                             37,600
                                                                                                           -------------
Cash dividends, $0.30 per share                            (8,728)                                               (8,728)
Repurchase of 505,146 shares of
  stock                                                                            (10,092)                     (10,092)
Issuance of 910,289 shares of
  treasury stock under stock
  compensation plans                           (1,636)     (2,080)                  22,069      (11,432)          6,921
Other                                           1,636                               (1,483)       4,805           4,958
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001            37,907        -     372,164      3,710      (203,539)      (8,218)        202,024
Net income                                                 52,432                                                52,432
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                           (1,025)                                    (1,025)
  Unrealized losses on investments,
    net of $334 in tax benefits                                       (3,182)                                    (3,182)
  Reclassification for investment
    gain and write-down included
    in net income, net of $8
    in tax benefits                                                      158                                        158
  Changes in fair value of cash
    flow hedging instruments,
    net of $6 in tax provision                                             9                                          9
                                                                                                           -------------
Comprehensive income                                                                                             48,392
                                                                                                           -------------
Cash dividends, $0.30 per share                            (8,777)                                               (8,777)
Repurchase of 1,307,300 shares of
  stock                                                                            (27,707)                     (27,707)
Issuance of 741,026 shares of
  treasury stock under stock
  compensation plans                             (138)     (5,091)                  23,484       (6,816)         11,439
Other                                           5,383      (1,618)                  (4,391)       9,249           8,623
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002            37,907    5,245     409,110       (330)     (212,153)      (5,785)        233,994
Net income                                                 55,966                                                55,966
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                              376                                        376
  Unrealized gain on investments,
    net of $22 in tax benefits                                           980                                        980
  Reclassification for investment
    gains included in net income,
    net of $155 in tax provisions                                     (2,823)                                    (2,823)
  Changes in fair value of cash
    flow hedging instruments,
    net of $679 in tax provision                                       1,062                                      1,062
                                                                                                           -------------
Comprehensive income                                                                                             55,561
                                                                                                           -------------
Cash dividends, $0.35 per share                            (9,836)                                               (9,836)
Repurchase of 1,569,532 shares of
  stock                                                                            (39,107)                     (39,107)
Issuance of 700,095 shares of
  treasury stock under stock
  compensation plans                              (88)     (6,512)                  18,580       (1,266)         10,714
Other                                           2,631         (40)                    (117)       1,643           4,117
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003           $37,907  $ 7,788    $448,688    $  (735)    $(232,797)     $(5,408)       $255,443
==========================================================================================================================

See Notes to Consolidated Financial Statements.


                                     -F21-

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

Impairment of Long-Lived Assets

         Assets held for disposal are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets. The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Investments

         The Company classifies all of its investments as available-for-sale securities. Such investments consist of U.S. corporate securities and other equity interests which are stated at market value, with unrealized gains and losses on such investments reflected, net of tax, as other comprehensive income in shareholders' equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method. If the market value of an investment declines below its cost, the Company evaluates whether the decline is temporary or other than temporary. The Company considers several factors in determining whether a decline is temporary including the length of time market value has been below cost, the magnitude of the decline, financial prospects of the business and the Company's intention to hold the security. If a decline in market value of an investment is determined to be other than temporary, the carrying amount is written down and included in current earnings. In June 2002 and September 2001, the Company determined that the decline in market value of Netzee, Inc. ("Netzee") was other than temporary. Accordingly, the Company's investment in Netzee was written down resulting in a recognized loss of $0.3 million in 2002 and $7.8 million in 2001. In December 2002, the Company realized a $1.8 million loss on the disposition of debt and equity investments resulting from the sale of Netzee. In 2003, the Company sold its investments in U.S. corporate securities and recorded a gain before income taxes of $3.0 million.

                                     -F22-

         The following is a summary of investments at December 31, 2003 and 2002 (in thousands):

                                  Available-for-sale securities
                                 -----------------------------
                                    Cost         Market Value
--------------------------------------------------------------
2003
Other equity investments          $   222            $   208
--------------------------------------------------------------
Total                                 222                208
==============================================================
2002
Corporate equity securities         1,734              3,611
Other equity investments              222                306
--------------------------------------------------------------
Total                             $ 1,956            $ 3,917
==============================================================

Goodwill and Other Intangible Assets

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which address, among other things, accounting for goodwill and other intangible assets. On July 1, 2001, the Company adopted SFAS 141 and adopted the portions of SFAS 142 that were effective for goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, the Company adopted the remaining portions of SFAS 142 and discontinued amortizing goodwill (see Note 3 for the effects of adopting this standard).

         Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Goodwill acquired prior to July 1, 2001 was amortized on a straight-line basis (over periods ranging from 11 to 40 years) through 2001 after which time amortization of goodwill was discontinued. The Company reviews goodwill for impairment annually in accordance with the provisions of SFAS 142. In 2002, the Company engaged an independent valuation firm to perform a goodwill impairment test. Based on the analysis, there was no impairment of goodwill upon adoption of SFAS 142. In 2003, the Company's annual review of goodwill indicated there was no impairment.

         Other intangible assets consist primarily of purchased customer lists, developed technology, content and trademarks that were acquired in business combinations. Other intangible assets are generally amortized on a straight-line basis over periods ranging from four to ten years. Amortization periods of other intangible assets are periodically reviewed to determine whether events or circumstances warrant revision to estimated useful lives. Carrying values of other intangible assets are periodically reviewed to assess recoverability based on expectations of undiscounted cash flows and operating income for each related business unit.

Refundable Contract Payments

         Certain contracts with the Company's customers involve up-front payments to the customer. These payments are amortized as a reduction of sales over the life of the related contract and are refundable from the customer on a pro-rata basis if the contract is terminated.

Software and Other Development Costs

         The Company expenses research and development costs, including expenditures related to development of software products that do not qualify for capitalization. Research and development costs, which are primarily costs incurred related to the development of software, totaled $22.6 million, $14.5 million and $15.0 million in 2003, 2002 and 2001, respectively.

         Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has

                                     -F23-
been established are capitalized in accordance with FASB Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three to six years. Unamortized software development costs in excess of estimated future net revenues from a particular product are written down to their estimated net realizable value.

         The Company accounts for costs to develop or obtain computer software for internal use in accordance with Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires certain costs to be capitalized.

Property, Plant and Equipment

         Property, plant and equipment are carried at cost. Depreciation of buildings is computed primarily by the declining balance method. Depreciation of equipment, furniture and fixtures is calculated by the straight-line or sum-of-the-years digits method. Leasehold improvements are amortized by the straight-line method over the life of the lease or the life of the property, whichever is shorter. The Company capitalizes the qualifying costs of software developed or obtained for internal use. Depreciation is computed for internal use software by using the straight-line method over three to seven years.

         Depreciation expense was $39.5 million, $36.9 million and $33.3 million in 2003, 2002 and 2001, respectively.

Self-Insurance

         The Company is primarily self-insured for workers' compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company's estimates of the aggregate liabilities for the claims incurred. Payments for claims beyond one year have been discounted. As of December 31, 2003 and 2002, the combined liabilities for workers compensation and group medical liability were $9.6 million and $8.8 million, respectively.

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

         During 2003, 2002 and 2001, the Company recorded the changes in values related to cash flow hedges in other comprehensive income and such changes were not material. In 2003, 2002 and 2001, the Company did not have any hedging instruments that were designated as fair value hedges.

                                     -F24-

Translation of Foreign Currencies

         Financial statement accounts that are maintained in foreign currencies are translated into U.S. dollars. Assets and liabilities denominated in foreign currencies are translated at end-of-period exchange rates. Results of operations denominated in foreign currencies are translated using average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. Realized currency exchange gains and losses resulting from transactions are included in earnings as incurred and were not significant in 2003, 2002 or 2001. The Company considers undistributed earnings of foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on these undistributed earnings or on the foreign currency translation adjustments recorded as a part of other comprehensive income.

Revenue Recognition

         The Company recognizes product and services revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer and when an economic exchange has taken place.

         For multiple-element software arrangements, total revenue is allocated to each element based on the fair value method or the residual method when applicable. Under the fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through vendor-specific objective evidence. Under the residual method, the fair value of the undelivered maintenance, training and other service elements, as determined based on vendor-specific objective evidence, is deferred and the remaining (residual) arrangement is recognized as revenue at the time of delivery. Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. Training revenue is recognized as the services are performed.

         Revenue from licensing of software under usage-based contracts is recognized ratably over the term of the agreement or on an actual usage basis. Revenue from licensing of software under limited term license agreements is recognized ratably over the term of the agreement.

         For software that is installed and integrated by the Company or customer, revenue is recognized upon shipment assuming functionality has already been proven and there are no customizations that would cause a substantial acceptance risk. For software that is installed, customized and integrated by the Company, revenue is recognized on a percentage-of-completion basis as the services are performed. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates.

         The contractual terms of software sales do not provide for product returns or allowances. However, on occasion, the Company may allow for returns or allowances primarily in the case of a new product release. Provisions for estimated returns and sales allowances are established by the Company concurrently with the recognition of revenue and are based on a variety of factors including actual return and sales allowance history and projected economic conditions. The Company has not incurred any significant amount of returns or sales allowances in 2003, 2002 or 2001.

         Service revenues are comprised of revenues derived from software maintenance agreements, field maintenance services, core processing service bureau deliverables, analytical services, consulting services and training services.

                                     -F25-

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

                                         2003           2002         2001
---------------------------------------------------------------------------
Net income:
  As reported                         $ 55,966       $ 52,432     $ 38,974
  Add: stock-based compensation
    expense included in reported
    net income, net of tax               1,434          6,036        3,244
  Deduct: stock-based compensation
    expense determined under the
    fair value based method for
    all awards, net of tax              (5,809)       (11,117)      (4,497)
---------------------------------------------------------------------------
Pro forma net income                  $ 51,591       $ 47,351     $ 37,721
===========================================================================

Earnings per common share:
  As reported
    Basic                             $   2.02       $   1.80     $   1.34
    Diluted                           $   1.97       $   1.73     $   1.31
  Pro forma
    Basic                             $   1.86       $   1.63     $   1.30
    Diluted                           $   1.85       $   1.61     $   1.27


         See Note 9 for more information regarding the Company's stock compensation plans and the assumptions used to prepare the pro forma information presented above.

                                     -F26-

Earnings Per Common Share

         Earnings per common share for the years ended December 31, 2003, 2002 and 2001 have been computed under the provisions of FASB Statement No. 128, "Earnings Per Share." The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):


                                                 2003      2002      2001
----------------------------------------------------------------------------
Computation of basic earnings per common share:
----------------------------------------------------------------------------
Numerator
  Net income                                  $ 55,966  $ 52,432  $ 38,974
----------------------------------------------------------------------------
Denominator
  Weighted average shares outstanding           27,624    29,026    29,000
  Weighted average deferred shares
    outstanding under non-employee
    directors compensation plan                    116        95        73
----------------------------------------------------------------------------
 Weighted average shares outstanding - basic    27,740    29,121    29,073
----------------------------------------------------------------------------
Earnings per share - basic                    $   2.02  $   1.80  $   1.34
============================================================================

Computation of diluted earnings per common share:
----------------------------------------------------------------------------
Numerator
  Net income available to shareholders        $ 55,966  $ 52,432  $ 39,143(a)
----------------------------------------------------------------------------
Denominator
  Weighted average shares outstanding-basic     27,740    29,121    29,073
  Dilutive effect of stock options and
    restricted stock                               671     1,123       911
----------------------------------------------------------------------------
 Weighted average shares outstanding - diluted  28,411    30,244    29,984
----------------------------------------------------------------------------
Earnings per share - diluted                  $   1.97  $   1.73  $   1.31
============================================================================

(a) Adjusted for the effect of the interest on the conversion of subordinated debt.

         The potentially dilutive common shares relate to options and restricted stock granted under stock compensation plans. Potentially dilutive common shares that were not included in the calculation of diluted earnings per share for 2003, 2002 and 2001 because they were anti-dilutive were 77,530, 57,000 and 151,000, respectively.

Income Taxes

         The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. A valuation allowance is provided for deferred tax assets for which realization cannot be considered likely.

New Accounting Standards

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections" ("SFAS 145"). One of the major changes of SFAS 145 is to change the accounting for the classification of gains and losses from the extinguishment of debt. The Company adopted SFAS 145 on January 1, 2003 and uses APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. Adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires

                                     -F27-
recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted SFAS 146 on January 1, 2003. Adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations. The Company has applied the provisions of SFAS 146 to the Company's reorganization actions initiated in September 2003 (see Note 5).

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in 2004. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date for certain entities. Under the guidance of FIN 46R, entities that do not have an interest in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company adopted certain provisions of FIN 46 during the second quarter of 2003 and this adoption did not have a material effect on the Company's financial position or results of operations. The Company believes that the adoption of the remaining provisions of FIN 46 will not have a material effect on its financial position or results of operations.

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

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability (or an asset in some circumstances) instead of equity as previously classified. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. Adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

                                     -F28-

Reclassifications

         During the third quarter of 2003, the Company reclassified certain items in its consolidated income statements. The reclassifications affected the categories of Selling, General and Administrative expenses and Other Income (Expense). The change primarily reflects the reclassification of gains or losses on the sale of assets as well as certain other expenses from Other Income (Expense) to Selling, General and Administrative expenses. Financial data for all periods presented have been reclassified for comparability. The reclassifications had no impact on net income or shareholders' equity as previously reported. Certain other reclassifications have been made in the 2002 and 2001 financial statements and notes to financial statements to conform to the 2003 classifications.

2. Acquisitions

         All acquisitions in 2003, 2002 and 2001 were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of each acquired business have been included in the Company's operations beginning as of the date of the particular acquisition.

2003 Acquisition

         On June 3, 2003, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, extended its core systems offering with the acquisition of 100% of the equity of Premier Systems, Inc. ("PSI") for approximately $11.3 million, net of cash acquired. The fair value of assets and liabilities at the date of acquisition consisted of non-deductible goodwill of $9.5 million, customer list of $6.0 million (estimated useful life of ten years), other assets of $4.3 million and assumed liabilities of $8.5 million. The allocation of purchase price is subject to refinement as the Company finalizes the valuation of certain assets and liabilities. The pro forma effects on the results of operations for the acquisition were not material. PSI was a provider of core processing service bureau deliverables that were based on HFS' widely used ULTRADATA(R) System. With the addition of PSI, HFS now provides core processing applications and services to more than 1,000 financial institutions.

2002 Acquisitions

         On October 15, 2002, HFS, acquired 100% of the equity in INTERLINQ Software Corporation ("INTERLINQ") for approximately $23.0 million, net of cash acquired. INTERLINQ was a leading provider of mortgage loan origination, production and servicing solutions. As part of the acquisition, the Company acquired in-process research and development costs totaling $3.0 million, which were immediately expensed following the acquisition. These costs represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility. As a result of the acquisition, the Company believes HFS has a leadership position in the mortgage loan origination market and good growth opportunity in the mortgage servicing market.

         On September 20, 2002, HFS extended its core systems offering with the acquisition of certain assets and related liabilities of SPARAK Financial Systems, LLC ("SPARAK") for approximately $31.9 million, net of cash acquired. The acquisition agreement included a contingent purchase payment not to exceed $2.0 million to be made in the event certain growth targets were achieved as defined in the agreement. As of December 31, 2003, the end of the measurement period, those growth targets were not achieved and as a result, no contingent payments will be made. SPARAK was a leading provider of integrated hardware and software systems for community banks. The acquisition was completed to build on the HFS leadership position in the financial institutions market and add additional value for SPARAK's existing customers.

         On July 24, 2002, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, acquired 100% of the equity in EdVISION Corporation ("EdVISION") for approximately $28.8 million, net of cash acquired. Related to the acquisition of EdVISION, the Company entered into an incentive agreement with certain individuals that includes contingent payments to be made in the event certain growth targets are achieved as defined in the incentive agreement. These contingent payments, which will not exceed $2.0 million, are payable

                                     -F29-
during or before 2005 and will be expensed at the time of payment to the extent such payments are ultimately made. As of December 31, 2003, no contingent payments have been made. EDVISION was a leading provider of curriculum development and assessment tools for the education industry. This acquisition expands Scantron's ability to offer advanced testing and assessment tools in the education market.

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

         The combined purchase price for net assets acquired through acquisitions in 2002 totaled $94.5 million, net of cash acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition dates (in thousands):

                                               Weighted Average
                                                  Useful Life
                                        Value       in Years
---------------------------------------------------------------
Current assets                        $  8,751
Property, plant and equipment            1,653
Goodwill                                79,063
Intangible assets:
  Developed technology         13,570                    6
  Customer lists                6,150                    9
  Acquired in-process
    research and development    3,000                    -
  Trademarks                    3,800                   10
  Content                       2,300                   10
                              --------
Total intangible assets                 28,820
Other assets                             7,219
---------------------------------------------------------------
    Total assets acquired              125,506
---------------------------------------------------------------
Current liabilities                     24,872
Other liabilities                        6,149
---------------------------------------------------------------
    Total liabilities assumed           31,021
---------------------------------------------------------------
Net assets                            $ 94,485
===============================================================

         The allocation of purchase price to intangible assets included $3.0 million for acquired in-process research and development costs that were written off at the date of acquisition. Those write-offs are disclosed separately in the statements of income. The remaining $25.8 million of acquired intangible assets have a weighted average useful life of approximately 7.7 years.

         The allocations of the purchase price to the assets and liabilities acquired in 2002 resulted in $79.1 million allocated to goodwill of which $26.4 million is expected to be deductible for tax purposes. Goodwill of $54.2 million and $24.9 million was assigned to the Company's Software & Services and Scantron business segments, respectively.

                                     -F30-

         The following unaudited pro forma summary presents information as if the acquisitions of the businesses acquired in 2002 occurred at the beginning of that year, as well as the beginning of the immediately preceding year (in thousands, except per share amounts):

(Unaudited)                             2002         2001
-----------------------------------------------------------
Sales                               $ 798,663    $ 793,312
Net income                          $  48,805    $  31,423

Earnings per common share:
  Basic                             $    1.68    $    1.08
  Diluted                           $    1.61    $    1.06


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

2001 Acquisitions

         In March 2001, Scantron acquired 100% of the equity in ImTran, Inc. ("ImTran"). ImTran was a data collection and document capture solutions firm specializing in automated data collection and document imaging. In October 2001, the Company's Printed Products segment acquired the assets of DocuPrint, Incorporated ("DocuPrint"). DocuPrint produced forms for major financial institutions. Also in October 2001, the Company's Scantron subsidiary acquired substantially all the assets of the Scanning Systems division of Associated Business Products, Inc., a subsidiary of Global DocuGraphix, Inc., for approximately $6.0 million in cash.

         Assets acquired through acquisitions in 2001 totaled $7.5 million. Of the total 2001 consideration paid, $5.8 million was allocated to goodwill of which $5.7 million was assigned to the Scantron segment. The pro forma effects on results of operations for the 2001 business acquisitions were not material.

3. Goodwill and Intangible Assets

         Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with definitive lives will continue to be amortized over their useful lives.

         The following presents a reconciliation of net income and earnings per share information for the years ended December 31, 2003, 2002 and 2001 adjusted for the provisions of SFAS 142 to exclude the amortization of goodwill and other indefinite-lived intangible assets (in thousands, except per share amounts):

                                     -F31-


                                        2003         2002         2001
-------------------------------------------------------------------------
Net income:
  As reported                         $ 55,966     $ 52,432     $ 38,974
  Add: Goodwill amortization,
    net of tax effect                        -            -       10,366
-------------------------------------------------------------------------
  Adjusted net income                 $ 55,966     $ 52,432     $ 49,340
=========================================================================

Basic earnings per share:
  As reported                         $   2.02     $   1.80     $   1.34
  Goodwill amortization               $      -     $      -     $   0.36
  Adjusted                            $   2.02     $   1.80     $   1.70

Diluted earnings per share:
  As reported                         $   1.97     $   1.73     $   1.31
  Goodwill amortization               $      -     $      -     $   0.34
  Adjusted                            $   1.97     $   1.73     $   1.65


         The changes in the carrying amounts of goodwill by business segment for the years ended December 31, 2003 and 2002 are as follows (in thousands):


                        Printed     Software &                   Consoli-
                        Products      Services      Scantron      dated
--------------------------------------------------------------------------
Balances as of
  December 31, 2001      $ 24,572      $ 82,128      $ 18,709     $125,409
Goodwill acquired
  during 2002                   -        56,176        24,945       81,121
Purchase price
  allocation
  adjustments - net           137         3,795             -        3,932
--------------------------------------------------------------------------
Balances as of
  December 31, 2002        24,709       142,099        43,654      210,462
Goodwill acquired
  during 2003                   -         9,537             -        9,537
Purchase price
  allocation
  adjustments - net             -        (2,162)          (88)      (2,250)
--------------------------------------------------------------------------
Balances as of
  December 31, 2003      $ 24,709      $149,474      $ 43,566     $217,749
==========================================================================


         Intangible assets with definitive lives at December 31, 2003 and 2002 were comprised of the following (in thousands):

                   December 31, 2003              December 31, 2002
            ------------------------------  -----------------------------
              Gross                Net       Gross                 Net
             Carrying   Accum.  Carrying    Carrying    Accum.  Carrying
              Amount    Amort.   Amount      Amount     Amort.   Amount
-------------------------------------------------------------------------
Developed
  technology  $24,787 $(11,851)  $12,936     $25,467  $ (7,460)  $18,007
Customer
  lists        25,900  (12,366)   13,534      26,033   (15,587)   10,446
Trademarks      3,800     (499)    3,301       3,800      (119)    3,681
Content         2,300     (327)    1,973       2,300       (97)    2,203
-------------------------------------------------------------------------
Total         $56,787 $(25,043)  $31,744     $57,600  $(23,263)  $34,337
=========================================================================

         Carrying amounts of developed technology and content are included in the other assets caption on the balance sheets and the related amortization expense is included in the cost of goods sold caption on the statements of income.

                                     -F32-

         Aggregate amortization expense for intangible assets totaled $8.8 million and $7.5 million for the years ended December 31, 2003 and 2002, respectively.

         The estimated intangible amortization expense for each of the next five years beginning January 1, 2004 is as follows (in thousands):

Year                                                     Amount
--------------------------------------------------------------------
2004                                                    $ 8,377
2005                                                      5,968
2006                                                      5,452
2007                                                      4,630
2008                                                      3,144
Thereafter                                                4,173
--------------------------------------------------------------------
Total                                                   $31,744
====================================================================

4. Property Held for Sale

         At December 31, 2003, property held for sale consisted of the Company's Printed Products facility in St. Louis, Missouri. At December 31, 2002, property held for sale consisted of Printed Products facilities in Portland, Oregon and St. Louis, Missouri. These facilities were closed in 2002 as part of a production consolidation program and reclassified as held for sale during 2002. In 2003, the Company sold the Portland facility and realized a pre-tax gain of $0.8 million, which was included as a reduction of selling, general and administrative expenses on the statements of income. Management is actively marketing the sale of the St. Louis facility and believes this facility will be sold within the next 12 months.

         Property held for sale at December 31, 2003 and 2002 consists of the following (in thousands):

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
===============================================================

5. Reorganization

         In September 2003, the Company announced a reorganization of its Printed Products operations including a plan to consolidate its domestic manufacturing operations from 14 plants to 9 plants, with the first plant closing in the first quarter of 2004 and the last affected plant closing in the third quarter of 2004. Two of the facilities being closed are leased. One facility is under lease through late 2005 and the other is under lease through mid 2010. In addition to the plant consolidation, Printed Products implemented other staffing reductions beginning in the fourth quarter of 2003 and will continue with additional staffing reductions throughout 2004. These actions are primarily due to excess capacity in production facilities resulting from efficiencies realized from digital printing technology and other production and support systems and lower volumes attributable to the losses of certain large customers including a direct check marketer and general market volume decline.

         The Company estimates net pre-tax expenses associated with the plant consolidations will total $10.7 million consisting of employee severance ($3.1 million), revision of depreciable lives and salvage values of furniture and equipment, asset impairment charge and disposal gains and losses ($2.2 million), relocation and other costs ($2.8 million) and contract termination costs related to leaseholds ($2.6 million). The other staffing reduction actions will result in a total estimated expenses of $5.9 million related to employee severance costs. The Company believes these actions will bring its production and support structures in line with its business levels.

                                     -F33-

         In 2003, plant consolidation costs totaled $4.0 million, which consisted of $2.1 million related to the revision of depreciable lives and salvage values of furniture and equipment, $1.7 million for employee severance costs and $0.2 million for relocation and other costs. Employee severance costs for other staffing reduction actions totaled $2.9 million. These costs are included in the results of operations in 2003 with plant consolidation costs included in cost of goods sold and the other staffing reduction costs included in selling, general and administrative expenses.

         Severance and other cash payments made in 2001 and 2002 related primarily to costs recognized in 2000 when the Company reorganized into three distinct segments.

         The following reconciles the beginning and ending liability balances for 2003, 2002 and 2001 related to these actions and are included in the other accrued liabilities caption on the balance sheet (in thousands):

                                   Charged to          Utilized
                     Beginning     Costs and      --------------------      Ending
                       Balance      Expenses       Cash       Non-Cash     Balance
----------------------------------------------------------------------------------
2001
Segment reorganization:
  Employee severance   $ 3,115    $      -     $  (2,982)    $     (87)  $     46
  Other                    181           -          (125)            -         56
----------------------------------------------------------------------------------
Total                    3,296           -        (3,107)          (87)       102
==================================================================================

2002
Segment reorganization:
  Employee severance        46           -           (46)            -          -
  Other                     56           -           (56)            -          -
----------------------------------------------------------------------------------
Total                      102           -          (102)            -          -
==================================================================================

2003
Plant consolidation:
  Employee severance         -       1,730           (71)            -      1,659
  Revision of
    depreciable lives
    and salvage values       -       2,138             -        (2,138)         -
  Relocation and other
    costs                    -          82           (82)            -          -
Staffing reduction
actions:
  Employee severance         -       2,901        (1,776)            -      1,125
----------------------------------------------------------------------------------
Total                  $     -    $  6,851     $  (1,929)    $  (2,138)  $  2,784
==================================================================================

6. Long-Term Debt

         In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million. As a result, the Credit Facility will decrease by $5.0 million per annum to $400.0 million at the 2009 maturity date. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin as defined): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge and minimum net

                                     -F34-
worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts. In order to reflect the terms of the amended Credit Facility, the Company reclassified $122.0 million of its outstanding debt at December 31, 2003 to long-term.

         Long-term debt consisted of the following as of December 31, 2003 and 2002 (in thousands):

                                                      2003          2002
-------------------------------------------------------------------------
Credit Facility                                  $ 127,057     $ 144,000
Other                                                  101           189
-------------------------------------------------------------------------
Total                                              127,158       144,189
Less current portion                                 5,099            83
-------------------------------------------------------------------------
Long-term debt                                   $ 122,059     $ 144,106
=========================================================================

         At December 31, 2003, the Credit Facility consisted of $127.1 million in outstanding cash borrowings and $5.1 million in outstanding letters of credit. At December 31, 2003, the Company's previous credit facility permitted borrowings of $325.0 million and had $192.8 million of availability. Subsequently, the Company's previous credit facility was amended, as described above, increasing by $100.0 million to an amount of $425.0 million. The average interest rate in effect on outstanding cash borrowings at December 31, 2003 and 2002, including the effect of the Company's interest rate hedging program (see
Note 12), was 2.94% and 3.98%, respectively.

         Other long-term debt relates to other miscellaneous obligations. At December 31, 2003, the Company believes it was in compliance with the covenants associated with all debt instruments. Annual maturities of long-term debt during the next five years are $5.1 million in 2004 and $5.0 million annually during the years 2005 through 2008.

7. Income Taxes

         The income tax provision (benefit) for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in thousands):

                                           2003         2002        2001
-------------------------------------------------------------------------
Current:
  Federal                               $ 28,457     $ 19,806    $ 25,747
  State                                    4,597        2,439       3,926
-------------------------------------------------------------------------
Total                                     33,054       22,245      29,673
-------------------------------------------------------------------------
Deferred:
  Federal                                 (1,994)       9,001       2,119
  State                                     (257)       1,577          55
-------------------------------------------------------------------------
Total                                     (2,251)      10,578       2,174
-------------------------------------------------------------------------
Total income taxes                      $ 30,803     $ 32,823    $ 31,847
=========================================================================

         The Company utilized net operating losses, capital losses and tax credits of $8,623,000, $5,685,000 and $6,551,000 in the calculation of current tax expense for the years ended December 31, 2003, 2002 and 2001, respectively.

                                     -F35-

The tax effects of significant items comprising the Company's net deferred tax assets as of December 31 were as follows (in thousands):

                                                         2003        2002
---------------------------------------------------------------------------
Current deferred tax asset:
  Accrued vacation                                   $  3,067    $  3,021
  Deferred revenues                                     1,732       1,570
  Accrued liabilities                                   3,757       4,023
  Benefit of net operating loss carryforwards          20,162      12,332
  Allowance for doubtful accounts                         733       1,307
  Other                                                 3,066       4,724
--------------------------------------------------------------------------
Total                                                  32,517      26,977
--------------------------------------------------------------------------
Non-current deferred tax asset (liability):
  Difference between book and tax basis
   of long term assets                                (28,175)    (26,671)
  Deferred revenues                                     2,627       2,844
  Deferred compensation                                 2,516       2,344
  Postretirement benefits obligation                    5,419       5,342
  Capital loss carryforwards                           25,753      27,927
  Benefit of net operating loss carryforwards          12,514      14,770
  Other                                                 2,476       2,251
--------------------------------------------------------------------------
Total                                                  23,130      28,807
Valuation allowance                                   (28,217)    (30,557)
--------------------------------------------------------------------------
Non-current deferred tax liability                     (5,087)     (1,750)
--------------------------------------------------------------------------
Net deferred tax asset                               $ 27,430    $ 25,227
==========================================================================

         At December 31, 2003 and 2002, the total of all deferred tax assets was $135.2 million and $123.3 million, respectively, and the total of all deferred tax liabilities was $79.5 million and $67.5 million, respectively.

         At December 31, 2003, there was a $2.5 million valuation allowance for federal and state net operating losses, which will be recorded as a reduction to goodwill if utilized. During 2001, the Company utilized approximately $1.7 million of capital losses recognized in a prior year to offset unrealized capital gains associated with investments recorded in other comprehensive income.

         At December 31, 2003, the Company had net operating and capital loss carryforwards and other tax credits available for federal and state income tax purposes, which expire as indicated below (in thousands):

                Net Operating Loss
Year of            Carryforwards      Capital Loss
Expiration      Federal      State    Carryforwards   Other       Total
-------------------------------------------------------------------------
2004           $      -    $      -    $ 67,719    $     -     $ 67,719
2005 - 2007           -           -       4,724         204       4,928
2008 - 2019       4,217       4,297           -         830       9,344
2020 - 2023      73,246           -           -         318      73,564
No expiration         -           -           -          49          49
-------------------------------------------------------------------------
Total          $ 77,463    $  4,297    $ 72,443    $  1,401    $155,604
=========================================================================

         A substantial amount of these federal tax carryforwards were acquired in the acquisitions the Company made in 2000 and 2002. Therefore, utilization of these tax carryforwards is subject to an annual limitation under the Internal Revenue Code and Regulations.

         The Company has established a valuation allowance for certain net operating loss and capital loss carryforwards. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the utilization of these carryforwards.

                                     -F36-

         The following reconciles the income tax provision at the U.S. federal income tax statutory rate of 35% to that in the financial statements (in thousands):

                                      2003           2002           2001
-------------------------------------------------------------------------
Statutory rate                     $ 30,369       $ 29,839       $ 24,787
State and local income taxes, net
  of federal income tax benefit       2,804          2,396          2,669
Non-deductible goodwill
  amortization                            -              -          3,156
Change in valuation allowance        (2,600)            65          1,789
In-process research and development
  charge                                  -          1,050              -
Benefits from tax credits            (1,117)          (593)          (441)
Other - net                           1,347             66           (113)
--------------------------------------------------------------------------
Income tax provision               $ 30,803       $ 32,823       $ 31,847
==========================================================================

         The reduction in the valuation allowance in 2003 was a result of the utilization of capital loss carryforwards for which a valuation allowance had been recorded in 2001. The valuation allowance increased in 2001 as certain capital loss carryforwards were not expected to be utilized before their expiration.

8. Shareholders' Equity

         In March 2000, the Company's Board of Directors authorized the purchase of 2,900,000 shares of the Company's outstanding common stock. In January 2003, the Board authorized the purchase of an additional 3,000,000 shares. Shares purchased under these programs may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes.

         In 2003, the Company purchased a total of 1,569,532 shares under these programs at a cost of $39.1 million or an average cost of $24.92 per share. Of the total shares purchased in 2003, 1,147,554 shares concluded the authorization approved in 2000 to purchase 2,900,000 million shares and the remaining 421,978 shares were purchased under the authorization approved in 2003 to purchase 3,000,000 shares.

         In 1999, the Company renewed its Shareholder Rights Agreement. The rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by shareholders of record. Each right entitles shareholders to buy, upon occurrence of certain events, $180.00 worth of common stock for $90.00, subject to adjustment based on the market value of such common stock at that time. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, or commences a tender or exchange offer that, upon consummation, would result in a person or group owning 30% or more of the Company's common stock. Under certain circumstances the rights are redeemable at a price of $0.001 per right. The rights expire on July 5, 2009.

9. Stock Compensation Plans

         Under the Company's Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 5,100,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may exercise an option to purchase shares of Company stock through payroll deductions. The option price is 85% of the lower of the beginning-of-quarter or end-of-quarter market price. During 2003, 2002, and 2001, employees exercised options to purchase 154,953, 111,883 and 116,450 shares, respectively. Options granted under the ESPP were at prices ranging from $18.99 to $22.67 in 2003, $18.30 to $24.51 in 2002 and $12.03 to $18.62 in 2001. At December 31, 2003,
there were 484,482 shares of common stock reserved for issuance under the ESPP.

                                     -F37-

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

         As of December 31, 2003, there were 4,901,857 shares of common stock reserved for issuance under these stock option plans.

         Restricted stock grants generally vest over a period of five years, subject to earlier vesting if the Company's common stock outperforms the S&P 500 in two of three consecutive years. Unearned compensation is recorded at the date of the award based on the market value of shares issued and is amortized over the period of restriction. The certificates covering the restricted stock are not issued until the restrictions lapse but the shares have all the rights of other shares of common stock, subject to certain restrictions. The restricted stock is generally forfeited if the employee is terminated for any reason prior to the lapse in restrictions, other than death or disability.

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

         In April 2002, upon approval of the 2002 Stock Option Plan by the Company's shareholders, the Company's Chief Executive Officer was granted 50,000 restricted shares. The restrictions expire annually on 12,500 shares beginning in December 2002 and are subject to earlier vesting if the Company's common stock outperforms the S&P 500 in two of three consecutive years. All restricted stock granted to the Company's Chief Executive Officer vests in the event of a change in control, termination of employment without cause or resignation for good reason. He was also granted an option at such time to purchase 400,000 shares at $31.00 per share. This option has a ten-year life and was fully vested and exercisable at the date of grant.

         In 1998, the Board of Directors granted 50,000 restricted shares of the Company's common stock to the Company's Chief Executive Officer. The restrictions expired on 25,000 shares in October 2001, on 12,500 shares in October 2002 and on the remaining 12,500 shares in October 2003.

                                     -F38-

         A summary of option transactions during the three years ended December 31, 2003, follows:

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                              Shares                Price
-------------------------------------------------------------------------
Outstanding - December 31, 2000             4,501,650         $    17.47
  Options granted                             627,500              14.32
  Options canceled                         (1,319,950)             21.91
  Options exercised                          (372,601)             18.85
-------------------------------------------------------------------------
Outstanding - December 31, 2001             3,436,599              16.36
  Options granted                           1,656,675              24.84
  Options canceled                           (438,300)             18.25
  Options exercised                          (566,749)             16.11
-------------------------------------------------------------------------
Outstanding - December 31, 2002             4,088,225              19.63
  Options granted                             712,675              21.73
  Options canceled                           (460,525)             20.07
  Options exercised                          (484,450)             15.38
-------------------------------------------------------------------------
Outstanding - December 31, 2003             3,855,925         $    20.50
=========================================================================

         The following table summarizes information pertaining to options outstanding and exercisable as of December 31, 2003:

Options Outstanding
-------------------------------------------------------------------------
                                             Weighted
                                              Average            Weighted
                                             Remaining            Average
Range of                                    Contractual          Exercise
Exercise Prices             Options         Life(Years)             Price
-------------------------------------------------------------------------
$12.75 to $13.94             817,100           5.80           $    13.51
$14.31 to $15.44             423,950           6.23                15.18
$16.38 to $20.00             331,100           5.10                19.64
$20.06 to $24.03           1,552,075           8.35                21.74
$24.24 to $31.88             731,700           8.21                29.15
-------------------------------------------------------------------------
Total                      3,855,925           7.27           $    20.50
=========================================================================

Options Exercisable
-------------------------------------------------------------------------
                                                                 Weighted
                                                                  Average
Range of                                                         Exercise
Exercise Prices             Options                                 Price
-------------------------------------------------------------------------
$12.75 to $13.94             590,500                          $    13.44
$14.31 to $15.44             186,250                               15.19
$16.38 to $20.00             299,800                               19.83
$20.06 to $24.03             253,885                               22.23
$24.24 to $31.88             485,000                               30.74
-------------------------------------------------------------------------
Total                      1,815,435                          $    20.53
=========================================================================

                                     -F39-

         A summary of restricted stock transactions during the three years ended December 31, 2003, follows:

                                                                 Weighted
                                                                  Average
                                              Shares           Fair Value
-------------------------------------------------------------------------
Outstanding - December 31, 2000               154,400         $    14.24
  Restricted stock issued                     501,055              23.04
  Restrictions lifted                        (158,800)             22.36
  Restricted stock forfeited                   (7,700)             15.18
-------------------------------------------------------------------------
Outstanding - December 31, 2001               488,955              20.61
  Restricted stock issued                     310,600              24.08
  Restrictions lifted                        (413,055)             21.53(a)
  Restricted stock forfeited                  (88,600)             19.11
-------------------------------------------------------------------------
Outstanding - December 31, 2002               297,900              23.39
  Restricted stock issued                     124,200              21.77
  Restrictions lifted                         (25,000)             21.84
  Restricted stock forfeited                  (63,400)             22.68
-------------------------------------------------------------------------
Outstanding - December 31, 2003               333,700         $    23.04
=========================================================================

(a)Does not include the impact of $3.85 per share related to restrictions lifted on 267,205 shares where a new measurement of compensation cost based on the market value on the vesting date was required by FASB Interpretation No. 44 provisions related to income tax withholdings. Such cost was included in the results of operations in 2002.

         The Company has a deferred compensation plan for its non-employee directors covering a maximum of 200,000 shares. At December 31, 2003 and 2002, there were 176,757 and 180,385 shares, respectively, reserved for issuance of which 129,845 and 106,800 shares, respectively, were allocated but unissued. The remaining 46,912 and 73,585 shares, respectively, were reserved and unallocated under the directors compensation plan.

         For the years ended December 31, 2003, 2002 and 2001, the Company recognized expense related to stock-based compensation (for restricted stock granted to employees and the deferred compensation plan for non-employee directors) of $2,351,000, $9,895,000 and $5,318,000, respectively.

         Pro forma compensation costs (see Note 1) associated with options granted under the ESPP were estimated based on the discount from market value. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for each of the years ended December 31, 2003, 2002 and 2001:

                                   2003          2002         2001
-------------------------------------------------------------------
Fair value per option             $ 8.07        $10.33        $7.65

Weighted average assumptions:
  Dividend yield                     1.4%         1.2%         1.6%
  Expected volatility               40.8%        41.0%        33.2%
  Risk-free interest rate            4.0%         4.8%         5.0%
  Expected life (years)              5.2          5.8          8.5

10. Employee Retirement and Savings Plans

         The Company's Master 401(k) Plan and Trust ("401(k) plan") is a defined contribution 401(k) plan with an employer match covering any employee of the Company or a participating affiliate. Participants may contribute on a pretax and after-tax basis, subject to maximum IRS limits and not exceeding 17% of annual compensation. The Company matches employee contributions at the rate of $0.50 for every dollar contributed up to a maximum Company-matching contribution of 3% of qualified annual compensation. The Company recognized matching contributions to the 401(k) plan of $4.8 million in 2003, $4.2 million in 2002 and $3.3 million in 2001. Additional contributions may be made from accumulated and/or current net profits. In 2003, 2002 and 2001, additional contributions to the 401(k) plan of $1.8 million, $1.4 million and $1.0 million, respectively, were recognized by the Company.

                                     -F40-

         The Company has a non-qualifying deferred compensation plan similar to the 401(k) plan. This plan provides an opportunity for eligible employees to contribute additional amounts for retirement savings once they have reached the maximum contribution amount in the 401(k) plan. The Company's contributions to this plan during 2003, 2002 and 2001 were not significant.

         The Company has unfunded deferred compensation agreements with certain current and former officers. The present value of cash benefits payable under the agreements is being accrued over the periods of active employment and totaled $3.2 million at December 31, 2003 and $3.6 million at December 31, 2002. The charges to expense for these agreements were not significant.

11. Postretirement Benefits

         The Company sponsors two unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company contributes approximately 50% of the cost of providing the medical plan. For all other retirees, the Company's intent is that the retirees provide the majority of the actual cost of providing the medical plan. The Company's retiree medical plan provides prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("the Act"), signed into law in December 2003. In accordance with FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", the effects of the Act on the Company's medical plans have not been included in the measurement of accumulated postretirement benefit obligation or net periodic postretirement benefit cost for 2003. Specific authoritative guidance from the FASB on the accounting for the federal subsidy is pending and that guidance, when issued, may require the Company to restate previously reported information and may require an amendment to the Company's plans to benefit from the Act. The life insurance plan is noncontributory.

         As of December 31, 2003 and 2002, the accumulated postretirement benefit obligation ("APBO") under such plans was $23.4 million and $19.5 million, respectively. Measurement dates of December 31, 2003 and December 31, 2002 were used for these plans. The following table reconciles the plans' beginning and ending balances of the APBO and reconciles the plans' status to the accrued postretirement health care and life insurance liability reflected on the balance sheet as of December 31 (in thousands):

                                                  2003          2002
----------------------------------------------------------------------
APBO as of January 1:
  Retirees                                     $ 19,514      $ 17,383
  Fully eligible participants                         -         3,376
----------------------------------------------------------------------
                                                 19,514        20,759
Net change in APBO:
  Interest costs                                  1,397         1,419
  Benefits paid                                  (2,454)       (2,031)
  Retiree contributions                             970           893
  Change in discount rate                         3,927        (1,526)
----------------------------------------------------------------------
Total net change in APBO                          3,840        (1,245)
----------------------------------------------------------------------
APBO as of December 31:
  Retirees                                       23,354        19,514
Unrecognized net actuarial loss                  (9,645)       (5,999)
----------------------------------------------------------------------
Accrued postretirement cost -
  included in other liabilities                $ 13,709      $ 13,515
======================================================================

                                     -F41-

         Net periodic postretirement costs ("NPPC") are summarized as follows (in thousands):

                                          2003        2002        2001
-----------------------------------------------------------------------
Interest on APBO                      $  1,397    $  1,419    $  1,433
Net amortization                           281         251         225
-----------------------------------------------------------------------
Total                                 $  1,678    $  1,670    $  1,658
=======================================================================

         In 2000, the Company eliminated employer subsidies for all future retirees except those that had twenty or more years of service as of December 31, 2000 and retired prior to December 31, 2002.

         The weighted average assumptions used to determine benefit obligations as of December 31 were as follows:

                                                  2003          2002
----------------------------------------------------------------------
Discount rate                                      6.0%          6.5%

         The weighted average assumptions used to determine NPPC for years ended December 31 were as follows:

                                          2003        2002        2001
-----------------------------------------------------------------------
Discount rate                              6.5%        7.0%        7.5%

         The following trend rate assumptions were used as of December 31:

                                                  2003          2002
----------------------------------------------------------------------
Health care cost trend rate:
  Assumed for next year                           9.0%         12.0%
  Rate to which the cost trend rate is
    assumed to decline (the ultimate
    trend rate)                                   5.0%          5.0%
  Year that the rate reaches the ultimate
    trend rate                                    2009          2009

Participant contributions trend rates:
  Assumed for next year                          12.0%         30.0%
  Rate to which the contribution trend rate
    is assumed to decline (the ultimate
    trend rate)                                   5.0%          5.0%
  Year that the rate reaches the ultimate
    trend rate                                    2009          2009


         The medical cost and participant contributions trend rate assumptions could have a significant effect on amounts reported. A change in the assumed trend rate of 1 percentage point would have the following effects (in thousands):

                                  1 Percentage Point    1 Percentage Point
                                       Increase              Decrease
----------------------------------------------------------------------
Effect on total interest cost          $  125                $ (105)
Effect on postretirement benefit
  obligation                            2,080                (1,755)


         The Company expects to contribute $1.6 million to the plans in 2004. The following reflects the estimated future benefit payments net of estimated participant contributions that are expected to be paid:

Year(s)                                                      Amount
----------------------------------------------------------------------
2004                                                        $ 1,552
2005                                                          1,628
2006                                                          1,585
2007                                                          1,581
2008                                                          1,575
2009 - 2013                                                   7,478

                                     -F42-

12. Financial Instruments

         The Company's financial instruments include cash and cash equivalents, investments, receivables, accounts payable, borrowings and interest rate risk management contracts.

         At December 31, 2003 and 2002, the fair values of cash and cash equivalents, receivables, accounts payable and short-term debt approximated carrying values because of the short-term nature of these instruments. The carrying values of investments, long-term debt and interest rate swaps approximate their fair value. The fair values of interest rate swaps were liabilities of $0.4 million and $2.2 million at December 31, 2003 and 2002, respectively.

         During 2002 and 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. The interest rate swaps are directly matched against U.S. dollar LIBOR contracts outstanding under the Company's Credit Facility and are reset quarterly. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The interest rate swaps mature in 2004. The amended Credit Facility matures in 2009. The Company will continue to evaluate the need to manage its exposure to interest rate movements and may enter into additional interest rate swap agreements from time to time.

         At December 31, 2003 and 2002, the notional principal amount of interest rate swaps outstanding was $59.0 million and $114.0 million, respectively. The fair value of the swaps is reported on the balance sheet in other liabilities. The net change in fair value of the swaps at December 31, 2003 and 2002 is reported in other comprehensive income. The swaps are highly effective and no significant amounts for hedge ineffectiveness were reported in net income during 2003 and 2002.

         The Company periodically reviews its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of December 31, 2003 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a minimum long-term credit rating of A- or A3 as defined by Standard and Poor's or Moody's Investors Service, respectively. In addition, the Company limits the amount of investment credit exposure with any one institution.

13. Commitments and Contingencies

         In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

         Total rental expense was $17.4 million in 2003, $15.9 million in 2002 and $15.8 million in 2001. Minimum annual rentals under noncancelable leases at December 31, 2003 are as follows (in thousands):

                                        Capital           Operating
Year                                     Leases             Leases
-------------------------------------------------------------------
2004                                  $     53            $ 13,667
2005                                         2              12,613
2006                                         -              10,414
2007                                         -              10,019
2008                                         -               9,926
Thereafter                                                  27,367
-------------------------------------------------------------------
Total                                 $     55            $ 84,006
===================================================================

         At December 31, 2003, imputed interest on capital leases was $2,000 and the present value of minimum capital lease payments was $53,000.

                                     -F43-

         In connection with an acquisition in 2002, the Company has entered into an agreement to pay up to $2.0 million during and prior to 2005. These payments are contingent on certain growth targets being met (see Note 2).

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

14. Business Segments

         The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks, direct marketing activities and analytical services marketed primarily to financial institutions. The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions and community banks, lending and mortgage origination applications, mortgage servicing applications, branch automation applications and customer relationship management applications. The Scantron segment represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions, curriculum development, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

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

         Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss excludes interest income, interest expense, certain other non-operating gains and losses, all of which are considered corporate items. Prior to 2003, certain incentive compensation for segment management was considered to be a corporate expense. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, investments and other assets not employed in production.


                                     -F44-

         Summarized financial information for 2003, 2002 and 2001 is as follows (in thousands):

                                Business Segment
                           ------------------------------
                            Printed  Software &              Corporate &   Consoli-
                           Products   Services   Scantron   Eliminations   dated
-----------------------------------------------------------------------------------
2003
Sales                      $ 498,257  $ 176,833  $ 113,236  $  (1,658)   $ 786,668
Income (loss)                 69,282(1)  17,741(1)  25,644    (25,898)      86,769
Identifiable assets          236,328    216,026     74,309     40,314      566,977
Depreciation and other
  amortization                46,250     11,789      4,050      1,094       63,183
Capital expenditures          20,802      3,758      3,353        159       28,072

2002
Sales                      $ 526,201  $ 135,568  $ 107,822  $  (1,784)   $ 767,807
Income (loss)                 87,790     13,810     29,232    (45,577)      85,255
Identifiable assets          221,892    202,674     77,169     48,952      550,687
Depreciation and other
  amortization                41,671      9,522      2,844      2,588       56,625
Acquired in-process research
  and development charge           -      3,000          -          -        3,000
Capital expenditures          26,214      2,073      3,702        101       32,090

2001
Sales                      $ 528,371  $ 120,227  $  95,907  $  (1,302)   $ 743,203
Income (loss)                 88,854       (258)    25,282    (43,057)      70,821
Identifiable assets          244,592    130,581     41,003     56,070      472,246
Amortization of goodwill       1,165      9,136        928          -       11,229
Depreciation and other
  amortization                35,833      8,618      3,053      2,588       50,092
Capital expenditures          42,473      2,097      2,831        102       47,503

(1) Includes certain incentive compensation costs of $2.1 million and $2.2 million for Printed Products and Software & Services, respectively, that were included in Corporate prior to January 1, 2003.

                                     -F45-

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of John H. Harland Company:

         We have audited the accompanying consolidated balance sheets of John H. Harland Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15
(a) 2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Notes 1 and 3 to the Consolidated Financial Statements, on January 1, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and on January 1, 2003, the Company changed its method of accounting for exit and disposal activities to conform to Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."


/s/ Deloitte & Touche LLP
--------------------------
Deloitte & Touche LLP
Atlanta, Georgia
February 27, 2004

                                     -F46-

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



/s/ Timothy C. Tuff                                  /s/ Charles B. Carden
-------------------------                            -------------------------

Timothy C. Tuff                                      Charles B. Carden
Chairman, President and                              Senior Vice President and
Chief Executive Officer                              Chief Financial Officer


February 27, 2004

                                     -F47-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 Supplemental Financial Information (Unaudited)
                     (In thousands except per share amounts)

SELECTED QUARTERLY FINANCIAL DATA, DIVIDENDS PAID AND STOCK PRICE RANGE

                                    ------------Quarter ended --------
                               March 28     June 27    September 26  December 31
-------------------------------------------------------------------------------
2003(a):
  Sales                     $ 193,425    $ 192,428    $ 192,494    $ 208,321
  Gross profit                 93,832       93,501       94,317      100,198
  Net income                   13,179       11,250       14,695       16,842(b)
  Per common share:
    Basic earnings               0.47         0.41         0.53         0.61
    Diluted earnings             0.46         0.40         0.52         0.59
    Dividends paid              0.075        0.075         0.10         0.10
    Stock market price:
      High                      24.65        26.59        27.92        29.04
      Low                       20.25        23.00        24.45        25.79

                                    ------------Quarter ended --------
                               March 29     June 28    September 27  December 31
-------------------------------------------------------------------------------
2002(a):
  Sales                     $ 185,572    $ 184,486    $ 189,636    $ 208,113
  Gross profit(c)               85,226       85,756       91,184      102,269
  Net income                    8,787       12,923       15,992       14,730(d)
  Per common share:
    Basic earnings               0.30         0.44         0.55         0.51
    Diluted earnings             0.29         0.42         0.53         0.50
    Dividends paid              0.075        0.075        0.075        0.075
    Stock market price:
      High                      30.95        34.81        30.99        27.97
      Low                       21.00        28.20        22.89        18.20

(a) In 2002, the Company acquired four businesses and in 2003, the Company acquired one business (see Note 2 to the Consolidated Financial Statements).
(b) Fourth quarter 2003 results include $4.1 million after income taxes for reorganization costs and $2.7 million after income taxes for a gain on the sale of investments (see Notes 1 and 5 to the Consolidated Financial Statements).
(c) See the Reclassifications section of Note 1 to the Consolidated
    Financial Statements regarding the reclassification of certain expenses in the consolidated income statements.
(d) Fourth quarter 2002 results include a $3.0 million charge after income taxes for acquired in-process research and development costs related to the acquisition of INTERLINQ and a $1.1 million loss after income taxes on debt and equity investments related to the sale of Netzee, Inc. (see Notes 1 and 2 to the Consolidated Financial Statements).


SELECTED FINANCIAL DATA
                                  ---------- Year ended December 31 ---------
                                2003      2002       2001      2000      1999
-------------------------------------------------------------------------------
Sales                        $786,668  $767,807  $743,203   $720,677  $702,512
Net income                     55,966    52,432    38,974     28,697    42,684
Total assets                  566,977   550,687   472,246    528,548   397,933
Long-term debt                127,059   144,106   124,118    191,617   106,446
Per common share:
  Basic earnings                 2.02      1.80      1.34       1.01      1.39
  Diluted earnings               1.97      1.73      1.31       1.00      1.37
  Cash dividends                 0.35      0.30      0.30       0.30      0.30
Average number of
  shares outstanding:
    Basic                      27,740    29,121    29,073     28,469    30,638
    Diluted                    28,411    30,244    29,984     28,832    31,261

  Earnings per share are calculated based on the weighted average number of shares outstanding during the applicable period. The Company's common stock (symbol: JH) is listed on the New York Stock Exchange. At December 31, 2003 there were 4,599 shareholders of record.
  See Note 1 to the Consolidated Financial Statements regarding an investment write-down in 2002 and 2001, Note 2 to the Consolidated Financial Statements regarding acquisitions in 2003, 2002 and 2001 and Note 5 to the Consolidated Financial Statements regarding reorganization charges in 2003.

                                     -F48-


JOHN H. HARLAND COMPANY AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands of dollars)

---------------------------------------------------------------------------------------------

       COLUMN A                     COLUMN B      ---- COLUMN C ----    COLUMN D     COLUMN E

                                                     ADDITIONS                        BALANCE
                                    BALANCE    CHARGED TO  CHARGED TO                 AT END
                                  AT BEGINNING  COSTS AND    OTHER                      OF
    DESCRIPTION                    OF PERIOD    EXPENSES    ACCOUNTS(1)  DEDUCTIONS(2)   PERIOD
---------------------------------------------------------------------------------------------
Year Ended December 31, 2003

 Allowance for doubtful accounts    $ 2,814     $    (27)   $    46      $   931     $ 1,902
                                    =======     ========    =======      =======     =======
Year Ended December 31, 2002

 Allowance for doubtful accounts    $ 4,819     $   (915)    $  710      $ 1,800     $ 2,814
                                    =======     ========    =======      =======     =======
Year Ended December 31, 2001

 Allowance for doubtful accounts    $ 4,272     $    606    $   696      $   755     $ 4,819
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

                                      -S1-

                                  EXHIBIT LIST

Exhibit           Description


3.1   *           Amended and Restated Articles of Incorporation (Exhibit B to
                  Registrant's Proxy Statement dated March 12, 1999).

3.2   *           Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to the Registrant's Annual Report on Form 10-K ("10-K") for the year ended December 31, 2002).

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

10.1  * +         Form of Noncompete and Termination Agreement between
                  Registrant and Arlene S. Bates, Charles B. Carden and John C.
                  Walters (Exhibit 10.1 to the 2002 10-K).

10.2  * +         Employment Agreement, dated December 2, 2002, between
                  Registrant and John T. Heald, Jr.(Exhibit 10.2 to the 2002
                  10-K).

10.3  * +         Noncompete and Termination Agreement, dated as of January 1,
                  2002, between Registrant and Timothy C. Tuff (Exhibit 10.3 to the 2001 10-K).

10.4  * +         Form of Restricted Stock Agreement between Registrant and
                  Ms. Bates, Messrs. Carden, Heald and Walters (Exhibit 10.4 to the 2000 10-K).

10.5  * +         Restricted Stock Agreement dated April 24, 2002 between
                  Registrant and Mr. Tuff (Exhibit 10.6 to the 2002 10-K).

10.6  * +         Supplemental Retirement Agreement, dated as of January 1,
                  2002, between Registrant and Mr. Tuff (Exhibit 10.7 to the
                  2001 10-K).

10.7  *           John H. Harland Company 1999 Stock Option Plan, as amended
                  (Exhibit 99.1 to the Registrant's Registration Statement on
                  Form S-8, dated January 14, 2000, File No. 333-94727).

10.8  *           John H. Harland Company 2000 Stock Option Plan, as amended
                  (Exhibit 99.1 to the Registrant's Registration Statement on
                  Form S-8, dated November 29, 2000, File No. 333-70386).

10.9  *           John H. Harland Company 2002 Stock Option Plan (Exhibit A to
                  the Registrant's Proxy Statement dated March 20, 2002).

10.10 John H. Harland Company Employee Stock Purchase Plan, as amended through July 24, 2003.

10.11 * John H. Harland Company Compensation Plan for Non-Employee Directors, as amended (Exhibit 10.12 to the 2001 10-K).

10.12 Amended and Restated Credit Agreement dated as of February 4, 2004 Among Registrant and the Lenders named therein.

11.1              Computation of Per Share Earnings.+



--------
+ Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 1 to the Consolidated Financial Statements included in this report. + Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 1 to the Consolidated Financial Statements included in this report.

Exhibit           Description

14                Code of Business Conduct and Ethics.

21                Subsidiaries of the Registrant.

23                Consent of Deloitte & Touche, LLP.

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

                                      -X2-