Form 10-K/A
period 2003-12-31
HARLAND JOHN H CO
filed 2004-03-12
CIK 45599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10-K/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A is being filed solely to correct typographical errors in entries under "Earnings per common share - Pro forma - Diluted" for 2003, 2002 and 2001 appearing in the Stock-Based Compensation section of Note 1 to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" in the John H. Harland Annual Report on
Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004. Except as noted above, this filing makes no other changes.


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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                 Page in
                                                                    this
                                                                  Report
                                                                 on Form
                                                                    10-K
                                                                 -------
(a)1. Financial Statements:

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

10.7  *           John H. Harland Company 1999 Stock Option Plan, as amended
                  (Exhibit 99.1 to the Registrant's Registration Statement on
                  Form S-8, dated January 14, 2000, File No. 333-94727).
10.8  *           John H. Harland Company 2000 Stock Option Plan, as amended
                  (Exhibit 99.1 to the Registrant's Registration Statement on
                  Form S-8, dated November 29, 2000, File No. 333-70386).
10.9  *           John H. Harland Company 2002 Stock Option Plan (Exhibit A to
                  the Registrant's Proxy Statement dated March 20, 2002).
10.10 *           John H. Harland Company Employee Stock Purchase Plan, as
                  amended through July 24, 2003 (Exhibit 10.10 to the 2003
                  10-K).
10.11 *           John H. Harland Company Compensation Plan for Non-Employee
                  Directors, as amended (Exhibit 10.12 to the 2001 10-K).
10.12 *           Amended and Restated Credit Agreement dated as of February 4,
                  2004 among Registrant and the Lenders named therein (Exhibit
                  10.12 to the 2003 10-K).
11.1              Computation of Per Share Earnings.(1)
14    *           Code of Business Conduct and Ethics (Exhibit 14 to the 2003
                  10-K).
21    *           Subsidiaries of the Registrant (Exhibit 21 to the 2003 10-K).
23                Consent of Deloitte & Touche, LLP.
31.1              Certification Pursuant to Rule 13a-14(a), as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2              Certification Pursuant to Rule 13a-14(a), as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2              Certification Pursuant to 18 U.S.C. Section 1350, as  Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

         On November 3, 2003, the Registrant furnished to the Securities and Exchange Commission a Report on Form 8-K dated October 29, 2003 including its Press Release for the quarter ended September 26, 2003, as well as the transcript of its conference call on October 30, 2003 discussing its third quarter results.





--------
(1) Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 1 to the Consolidated Financial Statements included in this report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN H. HARLAND COMPANY

/s/ J. Michael Riley       3/12/2004
------------------------   ---------
J. Michael Riley           Date
Vice President and
Controller

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

                                         2003           2002         2001
---------------------------------------------------------------------------
Net income:
  As reported                         $ 55,966       $ 52,432     $ 38,974
  Add: stock-based compensation
    expense included in reported
    net income, net of tax               1,434          6,036        3,244
  Deduct: stock-based compensation
    expense determined under the
    fair value based method for
    all awards, net of tax              (5,809)       (11,117)      (4,497)
---------------------------------------------------------------------------
Pro forma net income                  $ 51,591       $ 47,351     $ 37,721
===========================================================================

Earnings per common share:
  As reported
    Basic                             $   2.02       $   1.80     $   1.34
    Diluted                           $   1.97       $   1.73     $   1.31
  Pro forma
    Basic                             $   1.86       $   1.63     $   1.30
    Diluted                           $   1.82       $   1.57     $   1.26


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

10.9  *           John H. Harland Company 2002 Stock Option Plan (Exhibit A to
                  the Registrant's Proxy Statement dated March 20, 2002).

10.10 * John H. Harland Company Employee Stock Purchase Plan, as amended through July 24, 2003 (Exhibit 10.10 to the 2003 10-K).

10.11 * John H. Harland Company Compensation Plan for Non-Employee Directors, as amended (Exhibit 10.12 to the 2001 10-K).

10.12 * Amended and Restated Credit Agreement dated as of February 4, 2004 Among Registrant and the Lenders named therein (Exhibit
                  10.12 to the 2003 10-K).

11.1              Computation of Per Share Earnings.(1)



--------
(1) Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 1 to the Consolidated Financial Statements included in this report.

Exhibit           Description

14    *           Code of Business Conduct and Ethics (Exhibit 14 to the 2003
                  10-K).

21    *           Subsidiaries of the Registrant (Exhibit 21 to the 2003 10-K).

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

                                      -X2-