Form 10-Q
period 2004-03-26
HARLAND JOHN H CO
filed 2004-05-04
CIK 45599

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 26, 2004

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

The number of shares of the registrant's common stock outstanding on April 23, 2004 was 28,159,682.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . .  3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  .  5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . .  6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . .  7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .  15

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .   23

  ITEM 4. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .    23

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .    24

  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
            OF EQUITY SECURITIES . . . . . . . . . . . . . . . . . . .   24

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .   25

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                     ------

(In thousands)                               March 26,   December 31,
                                               2004          2003
----------------------------------------------------------------------
Current Assets:

Cash and cash equivalents                  $  20,488     $   8,525
Accounts receivable - net                     66,907        60,338
Inventories                                   15,289        15,517
Deferred income taxes                         32,003        32,517
Prepaid expenses                              11,377        11,096
Other                                          3,052         7,353
----------------------------------------------------------------------
Total current assets                         149,116       135,346
----------------------------------------------------------------------

Other Assets:

Goodwill - net                               217,638       217,749
Intangible assets - net                       15,928        16,835
Refundable contract payments                  54,453        52,933
Other                                         22,489        19,681
----------------------------------------------------------------------
Total other assets                           310,508       307,198
----------------------------------------------------------------------

Property, plant and equipment                351,256       356,172
Less accumulated depreciation
  and amortization                           233,105       231,739
----------------------------------------------------------------------
Property, plant and equipment - net          118,151       124,433
----------------------------------------------------------------------

Total                                      $ 577,775     $ 566,977
======================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and              March 26,  December 31,
per share amounts)                             2004         2003
----------------------------------------------------------------------
Current Liabilities:

Accounts payable                           $  23,448     $  26,030
Deferred revenues                             62,129        57,745
Accrued liabilities:
  Salaries, wages and employee benefits       26,733        30,376
  Taxes                                       17,460        17,669
  Other                                       28,041        29,602
----------------------------------------------------------------------
Total current liabilities                    157,811       161,422
----------------------------------------------------------------------

Long-Term Liabilities:

Long-term debt, less current maturities      122,000       122,059
Deferred income taxes                          4,671         5,087
Other                                         23,225        22,966
----------------------------------------------------------------------
Total long-term liabilities                  149,896       150,112
----------------------------------------------------------------------
Total liabilities                            307,707       311,534
----------------------------------------------------------------------
Shareholders' Equity:

Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued           -             -
Common stock, authorized 144,000,000
  shares of $1.00 par value,
  37,907,497 shares issued                    37,907        37,907
Additional paid-in capital                     9,407         7,788
Retained earnings                            456,029       448,688
Accumulated other comprehensive (loss)          (654)         (735)
Unamortized restricted stock awards           (5,010)       (5,408)
----------------------------------------------------------------------
                                             497,679       488,240
Less 10,200,057 and 10,413,501 shares
  in treasury - at cost,
  respectively                               227,611       232,797
----------------------------------------------------------------------
Total shareholders' equity                   270,068       255,443
----------------------------------------------------------------------

Total                                      $ 577,775     $ 566,977
======================================================================

See Notes to Condensed Consolidated Financial Statements.

                                      -4-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                                            Three Month Period Ended
(In thousands, except                         March 26,     March 28,
per share amounts)                             2004          2003
----------------------------------------------------------------------
Sales:
Product sales                               $ 153,707     $ 160,409
Service sales                                  36,869        33,016
----------------------------------------------------------------------
Total sales                                   190,576       193,425

Cost of sales:
Cost of products sold                          88,875        88,611
Cost of services sold                          13,251        10,982
----------------------------------------------------------------------
Total cost of sales                           102,126        99,593

Gross Profit                                   88,450        93,832

Selling, general and administrative expenses   65,687        70,218
Amortization of intangible assets                 907           670
----------------------------------------------------------------------
Income From Operations                         21,856        22,944
----------------------------------------------------------------------

Other Income (Expense):
Interest expense                               (1,124)       (1,558)
Other - net                                       153            43
----------------------------------------------------------------------
Total                                            (971)       (1,515)
----------------------------------------------------------------------
Income Before Income Taxes                     20,885        21,429
Income taxes                                    7,832         8,250
----------------------------------------------------------------------
Net Income                                     13,053        13,179

Retained earnings at beginning of period      448,688       409,110
Cash dividends                                 (2,780)       (2,141)
Issuance of treasury shares under stock
  plans                                        (2,932)       (1,940)
----------------------------------------------------------------------
Retained earnings at end of period          $ 456,029     $ 418,208
======================================================================

Weighted Average Shares
  Outstanding:
    Basic                                      27,437        27,873
    Diluted                                    28,239        28,403
======================================================================
Earnings Per Common Share:
    Basic                                   $    0.48     $    0.47
    Diluted                                 $    0.46     $    0.46
======================================================================
Cash Dividends Per Common Share             $    0.10     $   0.075
======================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Three Month Period Ended
                                                        March 26,    March 28,
(In thousands)                                            2004         2003
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                            $  13,053    $  13,179
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                           10,032        9,268
  Amortization                                            7,339        4,999
  Stock-based compensation                                  560          597
  Tax benefits from stock-based compensation              1,462          405
  Gain on sale of assets                                 (3,608)         (28)
  Deferred income taxes                                     117         (626)
  Other                                                   1,107          460
  Change in assets and liabilities:
    Accounts receivable                                  (6,765)      (5,530)
    Inventories and other current assets                  1,661          369
    Deferred revenues                                     4,423        5,830
    Accounts payable and accrued liabilities             (8,449)      (2,954)
    Refundable contract payments                         (6,443)      (2,244)
-----------------------------------------------------------------------------
Net cash provided by operating activities                14,489       23,725
-----------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment               (5,550)      (6,668)
Proceeds from sale of property, plant and equipment       5,422          143
Long-term investments and other assets                      (99)       1,159
-----------------------------------------------------------------------------
Net cash (used in) investing activities                    (227)      (5,366)
-----------------------------------------------------------------------------

FINANCING ACTIVITIES:
Credit facility borrowings                               65,610       55,551
Credit facility payments                                (65,667)     (62,236)
Repayment of long-term debt                                 (31)         (36)
Repurchases of stock                                     (3,171)     (19,138)
Issuance of treasury stock                                5,420        1,819
Dividends paid                                           (2,780)      (2,141)
Other - net                                              (1,680)          53
-----------------------------------------------------------------------------
Net cash (used in) financing activities                  (2,299)     (26,128)
-----------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents         11,963       (7,769)
Cash and cash equivalents at beginning of period          8,525       19,218
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  20,488    $  11,449
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 26, 2004
                                   (Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a normal presentation of the results of operations, financial position and cash flows of the John H. Harland Company and subsidiaries (the "Company") for the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made in the 2003 financial statements and notes to financial statements to conform to 2004 classifications.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 ("2003 Form 10-K").

2.   Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 2003 Form 10-K.

Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. If the Company accounted for stock-based compensation using the fair value recognition provisions of Financial Accounting Standards Board (the "FASB") Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the three month periods ended March 26, 2004 and March 28, 2003 would have changed to the pro forma amounts listed below:


                                           Three Month Period Ended
(In thousands, except                       March 26,     March 28,
per share amounts)                            2004          2003
----------------------------------------------------------------------
Net income:
  As reported                               $ 13,053      $ 13,179
  Add: stock-based compensation
    expense included in reported
    net income, net of tax                       342           364
  Deduct: stock-based compensation
    expense determined under the
    fair value based method for
    all awards, net of tax                    (1,390)       (1,675)
----------------------------------------------------------------------
  Pro forma net income                      $ 12,005      $ 11,868
======================================================================

Earnings per common share:
  As reported
    Basic                                   $   0.48      $   0.47
    Diluted                                 $   0.46      $   0.46
  Pro forma
    Basic                                   $   0.44      $   0.43
    Diluted                                 $   0.43      $   0.42


Pro forma compensation costs associated with options granted under the employee stock purchase plan were estimated based on the discount from market value. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for the three month periods ended March 26, 2004 and March 28, 2003:


                                              March 26,    March 28,
                                                2004         2003
----------------------------------------------------------------------
Fair value per option                       $   9.60      $    7.87

Weighted average assumptions:
  Dividend yield                                 1.4%           1.4%
  Expected volatility                           36.1%          41.1%
  Risk-free interest rate                        4.1%           4.1%
  Expected life (years)                          5.0            5.2


3.   Acquisition

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

The acquisition was paid for with net cash provided by operating activities and proceeds from the Company's credit facility. The results of operations of the acquired business have been included in the Company's operations since the date of acquisition. The pro forma effects of the PSI acquisition were not material to the Company's results of operations.

4.   Goodwill and Intangible Assets

Under FASB Statement No. 142, "Goodwill and Other Intangibles," goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with definitive lives will continue to be amortized over their useful lives.

The changes in the carrying amounts of goodwill by business segment for the three months ended March 26, 2004 are as follows (in thousands):


                         Printed   Software &
                        Products    Services     Scantron   Consolidated
------------------------------------------------------------------------
Balances as of
 December 31, 2003      $ 24,709   $149,474      $ 43,566    $217,749
Purchase price
 allocation adjustments        -       (111)            -        (111)
------------------------------------------------------------------------
Balances as of
 March 26, 2004         $ 24,709   $149,363      $ 43,566    $217,638
========================================================================


Intangible assets with definitive lives were comprised of the following (in thousands):


                   March 26, 2004                  December 31, 2003
------------------------------------------------------------------------
             Gross                Net        Gross                Net
            Carrying    Accum.  Carrying    Carrying   Accum.   Carrying
             Amount     Amort.   Amount      Amount    Amort.    Amount
------------------------------------------------------------------------
Developed
 technology  $25,017  $(13,271)  $11,746    $24,787  $(11,851)  $12,936
Customer
 lists        25,900   (13,178)   12,722     25,900   (12,366)   13,534
Trademarks     3,800      (594)    3,206      3,800      (499)    3,301
Content        2,300      (385)    1,915      2,300      (327)    1,973
------------------------------------------------------------------------
  Total      $57,018  $(27,428)  $29,589    $56,787  $(25,043)  $31,744
========================================================================


Carrying amounts of developed technology and content are included in the other assets caption on the balance sheets and the related amortization expense is included in the cost of sales caption on the statements of income.

Aggregate amortization expense for intangible assets totaled $2.3 million and $2.1 million for the three month periods ended March 26, 2004 and March 28, 2003, respectively.

The estimated future intangible amortization expense as of March 26, 2004 is as follows (in thousands):


Year                                                     Amount
--------------------------------------------------------------------
Remaining 2004                                          $ 6,118
2005                                                      6,025
2006                                                      5,491
2007                                                      4,638
2008                                                      3,144
Thereafter                                                4,173
--------------------------------------------------------------------
Total                                                   $29,589
====================================================================


5.   Reorganization

In September 2003, the Company announced a reorganization of its Printed Products operations including a plan to consolidate its domestic manufacturing operations from 14 plants to 9 plants. During the first quarter of 2004, one plant was closed and two plants ceased production. The last affected plant is scheduled to be closed in the third quarter of 2004. Two of the facilities being closed are leased. One of these facilities is under lease through late 2005 and the other is under lease through mid 2010. In addition to the plant consolidation, Printed Products implemented other staffing reductions beginning in the fourth quarter of 2003 and will continue with additional staffing reductions throughout 2004. These actions are primarily due to excess capacity in production facilities resulting from efficiencies realized from digital printing technology and other production and support systems and lower volumes attributable to the losses of certain large customers, including a direct check marketer, and general market volume decline.

The Company estimates net pre-tax expenses associated with the plant consolidations will total $10.4 million consisting of employee severance ($3.6 million), revision of depreciable lives and salvage values of furniture and equipment, asset impairment charge and disposal gains and losses ($2.2 million), relocation and other costs ($2.0 million) and contract termination costs related to leaseholds ($2.6 million). The other staffing reduction actions will result in a total estimated expense of $5.5 million related to employee severance costs.

The following is the cumulative net costs of these actions incurred through March 26, 2004 (in thousands):


                                                                Staffing
                                                 Plant         Reduction
                                              Consolidation     Actions
----------------------------------------------------------------------------------
Employee severance                               $ 2,708        $ 3,375
Revision of depreciable lives and
  salvage values, asset impairment and
  disposal gains on assets                          (423)
Relocation and other costs                           683
----------------------------------------------------------------------------------
Total                                            $ 2,968        $ 3,375
==================================================================================


Plant consolidation costs are included in cost of goods sold except for a $3.7 million gain on the sale of a closed facility, which is included in selling, general and administrative costs along with other staffing reduction costs.

The following reconciles the beginning and ending liability balances for the three months ended March 26, 2004 related to these actions and are included in the other accrued liabilities caption on the balance sheet (in thousands):

                                     Charged to          Utilized
                        Beginning    Costs and     --------------------     Ending
                          Balance     Expenses      Cash      Non-Cash     Balance
----------------------------------------------------------------------------------
Plant consolidation:
  Employee severance     $  1,659   $    978    $  (1,062)  $       -    $  1,575
  Revision of
    depreciable lives
    and salvage values          -      1,102            -      (1,102)          -
  Gain on sale of assets        -     (3,663)       5,301      (1,638)          -
  Relocation and other
    costs                       -        601         (601)          -           -
Staffing reduction
  actions:
  Employee severance        1,125        474       (1,054)          -         545
----------------------------------------------------------------------------------
Total                    $  2,784   $   (508)   $   2,584   $  (2,740)   $  2,060
==================================================================================


6.   Property Held for Sale

At March 26, 2004, property held for sale consisted of the Company's Printed Products facility in St. Louis, Missouri. Management is actively marketing the sale of the St. Louis facility.

During the first quarter of 2004, the Company sold its Printed Products facility in San Diego, California, which became available due to the plant consolidation plan and realized a pre-tax gain of $3.7 million on the sale of the property. The gain was included as a reduction of selling, general and administrative expenses on the statement of income.

7.   Income Taxes

The Company's consolidated effective income tax rates were 37.5% and 38.5% for the first three months of 2004 and 2003, respectively. The lower effective income tax rate for the first three months of 2004 resulted primarily from the reduction in the effective state rate and a favorable renewal of an industrial revenue grant related to the Company's operations in Puerto Rico.

8.   Inventories

As of March 26, 2004 and December 31, 2003, inventories consisted of the following (in thousands):

                                             March 26,     December 31,
                                               2004            2003
----------------------------------------------------------------------
Raw materials                               $ 12,669        $ 13,028
Work in progress                                 815             920
Finished goods                                 1,805           1,569
----------------------------------------------------------------------
Total                                       $ 15,289        $ 15,517
======================================================================


9.   Long Term Debt

In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million. As a result, the Credit Facility will decrease by $5.0 million per annum to $400.0 million at the 2009 maturity date. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin specified in the agreement): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At March 26, 2004, the Company had $127.0 million in outstanding cash borrowings under the Credit Facility, $5.1 million in outstanding letters of credit and $292.9 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at March 26, 2004, including the effect of the Company's interest rate hedging program was 2.57%.

10.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the three month periods ended March 26, 2004 and March 28, 2003 was as follows (in thousands):

                                            Three Month Period Ended
                                            March 26,       March 28,
                                              2004            2003
----------------------------------------------------------------------
Net income:                                 $ 13,053        $ 13,179
Other comprehensive
  income (loss):
  Foreign exchange
    translation adjustments                      (62)             52
  Unrealized losses on
    investments, net of $11 and ($516)
    in tax benefits (provisions)                 (17)           (849)
  Changes in fair value of cash
    flow hedging instruments,
    net of ($102) and $(157) in tax
    (provisions)                                 160             245
----------------------------------------------------------------------
Comprehensive income                        $ 13,134        $ 12,627
======================================================================


11.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three month periods ended March 26, 2004 and March 28, 2003 is as follows (in thousands, except per share amounts):


                                            Three Month Period Ended
                                            March 26,       March 28,
                                              2004            2003
----------------------------------------------------------------------
Computation of basic earnings per common share:
Numerator
  Net income                                $   13,053     $   13,179
----------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding                                 27,309         27,766
  Weighted average deferred
   shares outstanding under
   non-employee directors
   compensation plan                               128            107
----------------------------------------------------------------------
Weighted average shares
  outstanding - basic                           27,437         27,873
----------------------------------------------------------------------
Earnings per share - basic                  $     0.48     $     0.47
======================================================================

Computation of diluted earnings per common share:
Numerator
  Net income                                $   13,053     $   13,179
----------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding - basic                         27,437         27,873
  Dilutive effect of stock
    options and restricted stock                   802            530
----------------------------------------------------------------------
Weighted average shares
  outstanding - diluted                         28,239         28,403
----------------------------------------------------------------------
Earnings per share - diluted                $     0.46     $     0.46
======================================================================


12.   Postretirement Benefits

The Company sponsors two unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees. One plan provides health care benefits, and the other provides life insurance benefits. The medical plan is contributory, and contributions are adjusted annually based on actual claims experience. During the three months ended March 26, 2004, the Company contributed $0.2 million to the plans.

Net periodic postretirement costs for the three month periods ended March 26, 2004 and March 28, 2003 are summarized as follows (in thousands):

                                     Three Month Period Ended
                                 March 26, 2004     March 28,2003
--------------------------------------------------------------------
Interest on APBO                      $ 354              $ 366
Net amortization                         86                 74
--------------------------------------------------------------------
Total                                 $ 440              $ 440
====================================================================


13.   Business Segments

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

Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss excludes interest income, interest expense and certain other non-operating gains and losses, all of which are considered corporate items. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, investments and other assets not employed in production. Total assets of each business segment did not change materially from the amount disclosed in the 2003 Form 10-K.

Selected summarized financial information for the three month periods ended March 26, 2004 and March 28, 2003 was as follows (in thousands):


                                 Business Segment
                         -------------------------------
                     Printed   Software &               Corporate &    Consoli-
                    Products    Services    Scantron   Eliminations    dated
------------------------------------------------------------------------------
Quarter ended:
  March 26, 2004
    Sales           $ 120,419  $ 44,763    $ 25,913   $   (519)     $ 190,576
    Income (loss)
      before income
      taxes            17,792     4,011       6,300     (7,218)        20,885
  March 28, 2003
    Sales           $ 127,894  $ 39,940    $ 26,014   $   (423)     $ 193,425
    Income (loss)
      before income
      taxes            20,781     4,299       3,847     (7,498)        21,429


14.  Contingencies

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

15. Subsequent Event

On April 30, 2004, HFS acquired certain assets related to the electronic mortgage document product line of Greatland Corporation for approximately $5.6 million in cash. Greatland is a leading provider of forms technology, compliance expertise and software compatible products used to meet the needs of businesses to convey regulatory information. It has been a leader for 20 years in the evolution of electronic mortgage document technology helping financial institutions complete and distribute information more easily. The Greatland mortgage document set is employed by many of the industry's leading mortgage lenders and mortgage loan origination system technology providers. Greatland's electronic mortgage document products will allow Software and Services to build on its leadership position in compliance and mortgage solutions.

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

CRITICAL ACCOUNTING POLICIES

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K"), the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, impairment of long-lived assets, goodwill and other intangible assets, software and other developmental costs, income taxes and stock-based compensation. The Company believes there were no significant changes in the status of its accounting policies during the three months ended March 26, 2004 to warrant further disclosure. See the 2003 Form 10-K for additional disclosure with respect to the Company's critical accounting policies.

REORGANIZATION

In September 2003, the Company announced a reorganization of its Printed Products operations including a plan to consolidate its domestic manufacturing operations from 14 plants to 9 plants. During the first quarter of 2004, one plant was closed and two plants ceased production. The last affected plant is scheduled to be closed in the third quarter of 2004. Two of the facilities being closed are leased. One of these facilities is under lease through late 2005 and the other is under lease through mid 2010. In addition to the plant consolidation, Printed Products implemented other staffing reductions beginning in the fourth quarter of 2003 and will continue with additional staffing reductions throughout 2004. These actions are primarily due to excess capacity in production facilities resulting from efficiencies realized from digital printing technology and lower volumes attributable to the losses of certain large customers, including a direct check marketer, and general market volume decline. The Company believes these actions will bring its production and support structures in line with its business levels. Management expects to achieve savings increasing to approximately $20 million on an annual run rate basis by the end of 2005 as a result of the reorganization.

The Company estimates net pre-tax expenses associated with the plant consolidations will total $10.4 million consisting of employee severance ($3.6 million), revision of depreciable lives and salvage values of furniture and equipment, asset impairment charge and disposal gains and losses ($2.2 million), relocation and other costs ($2.0 million) and contract termination costs related to leaseholds ($2.6 million). The other staffing reduction actions will result in a total estimated expense of $5.5 million related to employee severance costs.

During the first quarter of 2004, plant consolidation actions resulted in a net gain of $1.0 million consisting of $2.7 million of expenses in cost of goods sold and a gain of $3.7 million on the sale of a closed facility in selling, general and administrative expenses. Other staffing reduction actions resulted in $0.5 million of expenses during the first quarter of 2004, which were included in selling, general and administrative expenses.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2004 VERSUS FIRST QUARTER OF 2003

SALES

Consolidated sales and sales by segment for the three month periods ended March 26, 2004 and March 28, 2003 were as follows (in thousands):


                                 Three Month Period Ended
                         March 26, 2004            March 28,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $120,419    63.2%         $127,894     66.1%
  Software & Services    44,763    23.5%           39,940     20.6%
  Scantron               25,913    13.6%           26,014     13.5%
  Eliminations             (519)   (0.3%)            (423)    (0.2%)
----------------------------------------------------------------------
Total                  $190,576   100.0%         $193,425    100.0%
======================================================================


Consolidated sales decreased $2.8 million, or 1.5%, from $193.4 million in the first quarter of 2003 to $190.6 million in the first quarter of 2004. Sales increases in Software & Services partially offset decreases in Printed Products and Scantron sales. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms and other products decreased 4.2% to $153.7 million in the first quarter of 2004 from $160.4 million in the first quarter of 2003. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased 11.7% to $36.9 million in the first quarter of 2004 from $33.0 million in the first quarter of 2003.

Printed Products sales decreased $7.5 million, or 5.8%, to $120.4 million in the first quarter of 2004 from $127.9 million in the first quarter of 2003. Domestic imprint check printing operations, which accounted for a majority of the sales decrease, were unfavorably impacted by a volume decrease of 7.3% and a decrease in the average price per unit of 2.1%. The volume decrease was primarily due to the loss of certain large customers during 2003, including a direct check marketer, and to general market volume decline. The decrease in the average price per unit was due primarily to incentives and price reductions resulting from contract renewals, partially offset by the loss of lower priced business. Sales of computer checks and related products increased in the first quarter of 2004 compared to the first quarter of 2003 due primarily to a product expansion with an existing customer in 2004, the addition of a new retail customer that began in 2004 and increased sales from financial institution referral programs. Sales of direct marketing activities decreased in the first quarter of 2004 compared to the first quarter of 2003 due primarily to lower direct marketing sales in several large accounts, lower investment services sales and lower analytical services sales attributable to contracts not being renewed with certain major banks.

Software & Services sales increased $4.9 million, or 12.3%, to $44.8 million in the first quarter of 2004 from $39.9 million in the first quarter of 2003. The increase in sales was due primarily to the acquisition of Premier Systems, Inc. ("PSI") in June 2003 (see Note 3 to the Condensed Consolidated Financial Statements included in this report), which accounted for sales of approximately $4.8 million. Excluding the impact of the acquisition, sales increases in core systems were largely offset by decreases in sales in retail and lending solutions. The unfavorable sales results in retail and lending solutions were primarily due to decreased sales in mortgage solutions attributable to lower refinancing activity and decreased sales to large customers for loan and deposit origination and compliance solutions. Software & Services backlog at the end of the first quarter of 2004 was $100.0 million, an increase of 130.9% compared to $43.3 million for the first quarter of 2003, and decreased $1.6 million, or 1.6%, from $101.6 million at the end of the fourth quarter of 2003. The increase from the first quarter of 2003 was due to the PSI acquisition and stronger bookings of banking and credit union systems over that twelve-month period. Excluding the impact of the acquisition, backlog increased 13.5% from the first quarter of 2003.

Scantron sales decreased $0.1 million, or 0.4%, to $25.9 million in the first quarter of 2004 from $26.0 million in the first quarter of 2003. Increases in sales of standard forms, survey services and software and services were more than offset by decreases in sales of imaging solutions, custom forms and installation services.

GROSS PROFIT

Consolidated gross profit and gross profit by segment for the three month periods ended March 26, 2004 and March 28, 2003 were as follows (in thousands):


                                 Three Month Period Ended
                         March 26, 2004            March 28,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 44,391    36.9%         $ 51,892     40.6%
  Software & Services    29,647    66.2%           28,088     70.3%
  Scantron               14,412    55.6%           13,852     53.2%
----------------------------------------------------------------------
Total                  $ 88,450    46.4%         $ 93,832     48.5%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Consolidated gross profit decreased $5.4 million, or 5.7%, from $93.8 million in the first quarter of 2003 to $88.5 million in the first quarter of 2004, and decreased as a percentage of sales from 48.5% in the first quarter of 2003 to 46.4% in the first quarter of 2004.

Printed Products gross profit in the first quarter of 2004 decreased $7.5 million, or 14.5%, from the first quarter of 2003 and as a percentage of sales was 36.9% in the first quarter of 2004 compared to 40.6% in the first quarter of 2003. Printed Products gross profit was unfavorably impacted by the sales decreases in domestic imprint check printing, direct marketing and analytical services operations and plant consolidation costs of $2.7 million incurred during the first quarter of 2004.

Software & Services gross profit in the first quarter of 2004 increased $1.6 million, or 5.6%, from the first quarter of 2003 due primarily to the PSI acquisition and higher sales in credit union and community bank markets, partially offset by decreases in sales in retail and lending solutions. As a percentage of sales, Software & Services gross profit decreased to 66.2% in the first quarter of 2004 from 70.3% in the first quarter of 2003, due primarily to the lower margin nature of the acquired operation.

Scantron gross profit in the first quarter of 2004 increased $0.6 million, or 4.0%, over the first quarter of 2003, due primarily to a change in sales mix and to unfavorable costs and production inefficiencies experienced during a facility relocation that occurred in the first quarter of 2003. As a percentage of sales, Scantron gross profit increased to 55.6% in the first quarter of 2004 from 53.2% in the first quarter of 2003.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

Consolidated SG&A and SG&A by segment for the three month periods ended March 26, 2004 and March 28, 2003 were as follows (in thousands):

                                 Three Month Period Ended
                         March 26, 2004            March 28,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 26,610    22.1%         $ 31,128     24.3%
  Software & Services    24,791    55.4%           23,196     58.1%
  Scantron                8,038    31.0%            9,918     38.1%
  Corporate               6,248                     5,976
----------------------------------------------------------------------
Total                  $ 65,687    34.5%         $ 70,218     36.3%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Consolidated SG&A decreased $4.5 million, or 6.5%, in the first quarter of 2004 from the first quarter of 2003. These expenses as a percentage of sales were 34.5% in the first quarter of 2004, down from 36.3% in the first quarter of 2003.

Printed Products SG&A decreased $4.5 million, or 14.5%, to $26.6 million in the first quarter of 2004 compared to $31.1 million in the first quarter of 2003. The decrease was largely due to a $3.7 million gain realized on a facility that was closed and sold during the first quarter of 2004. The decrease was also due in part to lower selling and marketing costs resulting from staffing reduction actions that were initiated in September 2003. These decreases were partially offset by an increase in amortization expense related to customer care systems implemented during 2003 and 2004 and also by staffing reduction action costs related to the Printed Products reorganization of $0.5 million incurred during the first quarter of 2004.

Software and Services SG&A increased $1.6 million, or 6.9%, to $24.8 million in the first quarter of 2004 compared to $23.2 million in the first quarter of 2003. The increase was due primarily to the acquisition of PSI in June 2003 and increases in other core systems SG&A resulting from increased headcount and commission expense related to increased sales.

Scantron SG&A decreased $1.9 million, or 19.0%, to $8.0 million in the first quarter of 2004 compared to $9.9 million in the first quarter of 2003. The decrease was due primarily to lower development costs and selling and marketing expenses resulting from cost reduction initiatives implemented in late 2003.

Corporate SG&A increased $0.3 million, or 4.6%, to $6.2 million in the first quarter of 2004 compared to $6.0 million in the first quarter of 2003. The increase was due primarily to increases in audit fees, insurance costs and fees related to Sarbanes-Oxley compliance efforts partially offset by a reduction in amortization expense in the first quarter of 2004 related to an enterprise information system that became fully amortized during 2003.

Consolidated Income from Operations

Consolidated income from operations decreased $1.1 million, or 4.7%, to $21.9 million in the first quarter of 2004 from $22.9 million in the first quarter of 2003, due primarily to a decrease in gross profit which was partially offset by a decrease in SG&A.

Other Income (Expense)

Other Income (Expense) decreased $0.5 million to an expense of $1.0 million in the first quarter of 2004 from an expense of $1.5 million in the first quarter of 2003. The decrease was due primarily to lower average interest rates in effect during the first quarter of 2004 compared to the first quarter of 2003 because of lower amounts borrowed at fixed rates and also due to lower average amounts outstanding during the first quarter of 2004 compared with the first quarter of 2003.

Consolidated Income Before Income Taxes

Consolidated income before income taxes decreased $0.5 million, or 2.5%, to $20.9 million in the first quarter of 2004 from $21.4 million in the first quarter of 2003 due to decreased income from operations.

Income Taxes

Consolidated effective income tax rates were 37.5% and 38.5% for the first quarter of 2004 and the first quarter of 2003, respectively. The lower effective income tax rate for the first three months of 2004 resulted primarily from a reduction in the effective state rate and a favorable renewal during the third quarter of 2003 of an industrial revenue grant related to the Company's operations in Puerto Rico.

Net Income and Earnings Per Share

Net income in the first quarter of 2004 was $13.1 million compared to $13.2 million in the first quarter of 2003. Basic and diluted earnings per share were $0.48 and $0.46, respectively, for the first quarter of 2004 compared to basic and diluted earnings per share of $0.47 and $0.46, respectively, for the same period in 2003.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Cash

Cash flows provided by operating activities decreased $9.2 million to $14.5 million in the first quarter of 2004 from $23.7 million in the first quarter of 2003 due primarily to changes in working capital other than cash which accounted for $6.8 million of the decrease and to refundable contract payments which accounted for $4.2 million of the decrease. Refundable contract payments totaled $6.4 million in the first quarter of 2004 compared to $2.2 million in the first quarter of 2003. The changes in net income, depreciation and amortization and other adjustments to net income (excluding working capital and refundable contracts) were $1.8 million favorable in the first quarter of 2004 compared to the first quarter of 2003. The primary uses of cash in the first quarter of 2004 were for refundable customer contract payments, capital expenditures, purchases of treasury stock and dividend payments to shareholders.

Purchases of property, plant and equipment totaled $5.6 million in the first quarter of 2004, a decrease of $1.1 million, compared to $6.7 million in the first quarter of 2003 and were primarily for customer care infrastructure initiatives. The Company's customer care infrastructure initiatives focus on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers. The Company currently estimates it will have spent a total of approximately $60 to $65 million on customer care infrastructure initiatives over a four year period ending in 2004. As of March 26, 2004, $49.0 million has been expended on these initiatives, of which $35.6 million was capitalized. The Company currently estimates it will spend an additional $11 to $16 million on customer care infrastructure initiatives in 2004. Although development of customer care infrastructure will continue throughout 2004, the Company expects to delay implementation of certain functionality in the second half of 2004 in order to evaluate controls and processes as required by Section 404 of the Sarbanes-Oxley Act, thereby deferring certain expenditures into 2005.

During the three month period ended March 26, 2004, the Company repurchased 108,800 shares of its common stock at an average cost per share of $29.15. See
Part II, Item 2. "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities" in this report on Form 10-Q, related to the Company's repurchases of its common stock during the three month period ended March 26, 2004. These purchases were made pursuant to an authorization approved by the Company's Board of Directors in January 2003.

In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million, therefore the Credit Facility will decrease by $5.0 million per annum to $400.0 million at the 2009 maturity date. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin specified in the agreement): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts. At March 26, 2004, the Company had $127.0 million in outstanding cash borrowings under the Credit Facility, $5.1 million in outstanding letters of credit and $292.9 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at March 26, 2004, including the effect of the Company's interest rate hedging program was 2.57%.

At March 26, 2004, the Company had $20.5 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its Credit Facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities if funding beyond that available under the Credit Facility were required.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

During the three months ended March 26, 2004, the Company entered into agreements with certain customers, which obligates the Company to pay a total of $64.6 million during the years 2004 through 2009. Of this amount, $5.6 million was paid as of March 26, 2004. As of March 26, 2004, the remaining payments under these contracts, as well as remaining payment obligations under previously existing customer contracts totaled $66.8 million and are scheduled to be paid as follows: $12.1 million for the nine months ending December 31, 2004; $25.6 million for the two year period ending December 31, 2006; $21.1 million for the two year period ending December 31, 2008 and $8.0 million for the periods beyond December 31, 2008. These payments are amortized as a reduction of sales over the life of the related contract and are refundable from the customer on a pro-rata basis if the contract is terminated.

Other contractual obligations and commitments have not changed significantly since December 31, 2003. See the 2003 Form 10-K with respect to the Company's other contractual obligations and commitments.

ACQUISITIONS

The PSI acquisition in June 2003 was paid for with cash provided from operating activities and proceeds from the Credit Facility. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operation of the acquired business have been included in the Company's operations since the closing date (see Note 3 to the Condensed Consolidated Financial Statements).

OUTLOOK

The Company believes that its financial position continues to be strong and expects positive cash flows from operations in all business segments in 2004. Net income during the first half of 2004 is expected to be less than net income during the comparable period of 2003 due to anticipated lower earnings in Printed Products. Reorganization expenses and anticipated inefficiencies related to plant consolidation activities during the first half of 2004 are expected to more than offset improved profitability in Software & Services and Scantron operations. The Company expects more favorable results in the second half of 2004 compared with the same period in 2003. However, net income for the full year of 2004 is expected to be lower than 2003 net income, largely the result of lower net income in the first half of the year.

The Printed Products segment income is expected to improve during the second half of the year as cost reductions are implemented and after the majority of the reorganization expenses and expenses required to support the increased use of an outsourcing model by many financial institutions have been incurred. Some duplicate costs will be incurred earlier in the year as the remaining plants are staffed up in anticipation of the actual closure of the plants already announced.

The Software & Services segment income is expected to improve throughout 2004 as the result of a full-year impact of a 2003 acquisition as well as the impact of new products and services.

The Scantron segment is expected to benefit from continuing strong sales of traditional products as well as growth in the sales of existing and new technology products. Scantron should also continue to benefit from cost reduction initiatives implemented throughout 2003.

The Company believes cash flow will remain strong in all business units in 2004. The Company currently estimates that capital expenditures will be in the range of $27 million to $32 million. The Company believes refundable contract payments in 2004 will be made at a higher level than existed before 2003, but expects such payments to be less than in 2003 depending upon the timing and extent of new contracts in 2004. The Company currently expects depreciation and amortization will total approximately $80 million in 2004, a $17 million increase over 2003, primarily due to the amortization of refundable contract payments. The Company expects its effective tax rate will be approximately 37.5% in 2004.

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

Various factors may affect the Company's financial performance, including, but not limited to, those factors discussed below which could cause the Company's actual results for future periods to differ from any opinions, statements or projections expressed with respect thereto. Such differences could be material and adverse. Many variables will impact the ability to achieve sales levels, improve service quality, achieve production efficiencies and reduce expenses in Printed Products. These include, but are not limited to, the continuing upgrade of the Company's customer care infrastructure and systems used in the Company's manufacturing, sales, marketing, customer service and call center operations, and the ongoing plant consolidation and relocation program.

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

Several factors outside of the Company's control could affect results in the Scantron segment. These include the rate of adoption of new electronic data collection solutions and testing and assessment methods, which could negatively impact forms, scanner sales and related service revenue. The Company continues to develop products and services that it believes offer state-of-the-art electronic data collection and testing and assessment solutions. However, variables exist in the development of new testing methods and technologies, including the timing and costs of the development effort, product performance, functionality, market acceptance, adoption rates, competition, the Company's ability to integrate acquired companies and the funding of education at the federal, state and local levels, all of which could have an impact on the Company's business.

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

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. At March 26, 2004, the Company had outstanding variable rate debt of $127.0 million. In order to manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. The notional principal amount of interest rate swaps outstanding was $39.0 million at March 26, 2004. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. The Company believes that its interest rate risk at March 26, 2004 was minimal. The impact on quarterly results of operations of a hypothetical one-point interest rate change on the outstanding debt as of March 26, 2004 would be approximately $220,000.

The fair value of the swaps, which represent what the Company would have to pay to terminate the swaps, reflected a loss of $0.2 million ($0.1 million net of income taxes) at March 26, 2004. The fair value of the swaps was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive income, a component of shareholders' equity. Charges and credits to other comprehensive income will net to zero over the term of interest rate swap agreements.

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

As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 26, 2004, the Company made the following purchases of treasury stock:

                                           Number of        Maximum
                                             Shares        Number of
                                 Average   Purchased         Shares
                    Number        Price    as Part of      Remaining
                      of          Paid      Publicly         Under
                    Shares         Per     Announced       Authorized
Period             Purchased      Share      Program(1)      Program
------------------------------------------------------------------------
Jan. 1 - 31                -      $    -            -      2,578,022
Feb. 1 - 29           88,800       28.95       88,800      2,489,222
Mar. 1 - 26           20,000       30.02       20,000      2,469,222
------------------------------------------------------------------------
Total                108,800      $29.15      108,800      2,469,222
========================================================================

(1) On January 28, 2003, the Company's Board of Directors authorized the purchase of up to 3,000,000 million shares of the Company's outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. Unless terminated earlier by resolution of the Company's Board of Directors, the 2003 stock repurchase program will expire when the Company has repurchased all shares authorized for repurchase under the program. As of March 26, 2004, a total of 530,778 shares had been purchased under the 2003 stock repurchase program at an average cost of $27.73 per share.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


Exhibit  Description

3.1      Amended and Restated Articles of Incorporation.

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

11.1     Computation of Per Share Earnings (1)

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


(b) Reports on Form 8-K

On February 4, 2004, the Registrant furnished to the Securities and Exchange Commission a Report on Form 8-K dated January 28, 2004 including its Press Release for the year ended December 31, 2003, as well as the transcript of its conference call on January 29, 2004 discussing its fourth quarter and annual results.



--------
(1)Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 11 to the Condensed Consolidated Financial Statements included in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY



Date:  May 4, 2004                     By: /s/ J. Michael Riley
                                          -----------------------------

                                          J. Michael Riley
                                          Vice President and Controller
                                          (Duly Authorized Officer and
                                          Chief Accounting Officer)

                               EXHIBIT LIST

Exhibit  Description

3.1      Amended and Restated Articles of Incorporation.

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

11.1     Computation of Per Share Earnings. (1)


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


--------
(1)Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 11 to the Condensed Consolidated Financial Statements included in this report.