Form 10-Q
period 2004-06-25
HARLAND JOHN H CO
filed 2004-08-04
CIK 45599

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 25, 2004

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

The number of shares of the registrant's common stock outstanding on July 23, 2004 was 27,749,647.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . .    3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS.    5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . .    6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . .    7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . .   16

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .   29

  ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .   29

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .   30

  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
            OF EQUITY SECURITIES . . . . . . . . . . . . . . . . . . .   30

  ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .   30

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .   31

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                  ASSETS
                                                  ------

(In thousands)                               June 25,    December 31,
                                               2004          2003
----------------------------------------------------------------------
Current Assets:

Cash and cash equivalents                  $   6,797     $   8,525
Accounts receivable - net                     61,384        60,338
Inventories                                   15,634        15,517
Deferred income taxes                         19,627        32,517
Income taxes receivable                       11,477            37
Prepaid expenses                              11,396        11,096
Other                                         10,221         7,316
----------------------------------------------------------------------
Total current assets                         136,536       135,346
----------------------------------------------------------------------

Other Assets:

Goodwill - net                               223,328       217,749
Intangible assets - net                       15,873        16,835
Refundable contract payments                  58,169        52,933
Other                                         17,874        19,681
----------------------------------------------------------------------
Total other assets                           315,244       307,198
----------------------------------------------------------------------

Property, plant and equipment                342,763       356,172
Less accumulated depreciation
  and amortization                           232,428       231,739
----------------------------------------------------------------------
Property, plant and equipment - net          110,335       124,433
----------------------------------------------------------------------

Total                                      $ 562,115     $ 566,977
======================================================================

See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and              June 25,   December 31,
per share amounts)                             2004         2003
----------------------------------------------------------------------
Current Liabilities:

Accounts payable                           $  28,087     $  26,030
Deferred revenues                             60,705        57,745
Accrued liabilities:
  Salaries, wages and employee benefits       24,974        30,376
  Taxes                                       18,189        17,669
  Other                                       27,486        29,602
----------------------------------------------------------------------
Total current liabilities                    159,441       161,422
----------------------------------------------------------------------

Long-Term Liabilities:

Long-term debt, less current maturities      110,092       122,059
Deferred income taxes                          4,709         5,087
Other                                         23,918        22,966
----------------------------------------------------------------------
Total long-term liabilities                  138,719       150,112
----------------------------------------------------------------------
Total liabilities                            298,160       311,534
----------------------------------------------------------------------
Shareholders' Equity:

Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued           -             -
Common stock, authorized 144,000,000
  shares of $1.00 par value,
  37,907,497 shares issued                    37,907        37,907
Additional paid-in capital                    11,012         7,788
Retained earnings                            461,974       448,688
Accumulated other comprehensive (loss)          (708)         (735)
Unamortized restricted stock awards          (16,896)       (5,408)
----------------------------------------------------------------------
                                             493,289       488,240
Less 10,191,043 and 10,413,501 shares
  in treasury - at cost,
  respectively                               229,334       232,797
----------------------------------------------------------------------
Total shareholders' equity                   263,955       255,443
----------------------------------------------------------------------

Total                                      $ 562,115     $ 566,977
======================================================================

See Notes to Condensed Consolidated Financial Statements.

                                      -4-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                          Three Month Period Ended   Six Month Period Ended
(In thousands, except        June 25,    June 27,      June 25,    June 27,
per share amounts)             2004        2003          2004        2003
---------------------------------------------------------------------------
Sales:
Product sales              $ 153,324   $ 157,175     $ 307,031   $ 317,584
Service sales                 39,655      35,253        76,524      68,269
---------------------------------------------------------------------------
Total sales                  192,979     192,428       383,555     385,853

Cost of sales:
Cost of products sold         86,642      87,134       175,517     175,745
Cost of services sold         14,128      11,793        27,379      22,775
---------------------------------------------------------------------------
Total cost of sales          100,770      98,927       202,896     198,520
Gross Profit                  92,209      93,501       180,659     187,333
Selling, general and
  administrative expenses     76,672      73,669       142,359     143,887
Amortization of
  intangibles                    927         762         1,834       1,432
---------------------------------------------------------------------------
Income From Operations        14,610      19,070        36,466      42,014
---------------------------------------------------------------------------
Other Income (Expense):
Interest expense              (1,007)     (1,505)       (2,131)     (3,063)
Other - net                       37         102           190         145
---------------------------------------------------------------------------
Total                           (970)     (1,403)       (1,941)     (2,918)
---------------------------------------------------------------------------
Income Before Income Taxes    13,640      17,667        34,525      39,096
Income taxes                   4,777       6,417        12,609      14,667
---------------------------------------------------------------------------
Net Income                     8,863      11,250        21,916      24,429

Retained Earnings at
  Beginning of Period        456,029     418,208       448,688     409,110
Cash Dividends                (2,806)     (2,070)       (5,586)     (4,211)
Issuance of treasury shares
  under stock plans             (112)     (2,258)       (3,044)     (4,198)
---------------------------------------------------------------------------
Retained Earnings at
  End of Period            $ 461,974   $ 425,130     $ 461,974   $ 425,130
===========================================================================
Weighted Average Shares
   Outstanding:
     Basic                    27,397      27,607        27,417      27,740
     Diluted                  28,191      28,258        28,215      28,331
===========================================================================
Earnings Per Common Share:
     Basic                 $    0.32   $    0.41     $    0.80   $    0.88
     Diluted               $    0.31   $    0.40     $    0.78   $    0.86
===========================================================================
Cash Dividends Per
   Common Share            $    0.10   $   0.075     $    0.20   $    0.15
===========================================================================

See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Month Period Ended
                                                        June 25,    June 27,
(In thousands)                                            2004        2003
-----------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income                                            $  21,916    $  24,429
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                           19,137       18,462
  Amortization of refundable contract payments           11,754        5,892
  Other amortization                                      4,893        4,450
  Stock-based compensation                                1,629        1,203
  Tax benefits from stock-based compensation              2,199        1,019
  (Gain) on sale of assets                               (3,549)         (69)
  Asset impairment charge                                 2,282            -
  Deferred income taxes                                  12,495       (1,378)
  Other                                                   3,088          584
  Change in assets and liabilities:
    Accounts receivable                                  (2,064)          81
    Inventories and other current assets                 (9,711)      (1,492)
    Deferred revenues                                       785        5,424
    Accounts payable and accrued liabilities             (5,007)      (3,161)
    Refundable contract payments                        (16,990)     (20,922)
-----------------------------------------------------------------------------
Net cash provided by operating activities                42,857       34,522
-----------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (12,906)     (14,314)
Proceeds from sale of property, plant and equipment       5,493          198
Payment for acquisition of businesses -
  net of cash acquired                                   (5,867)     (11,293)
Long-term investments and other assets                     (175)       1,190
-----------------------------------------------------------------------------
Net cash (used in) investing activities                 (13,455)     (24,219)
-----------------------------------------------------------------------------

FINANCING ACTIVITIES:
Credit facility borrowings                              123,577      133,157
Credit facility payments                               (135,542)    (137,871)
Repayment of long-term debt                                 (69)         (74)
Repurchases of stock                                    (20,738)     (19,138)
Issuance of treasury stock                                9,063        5,038
Dividends paid                                           (5,586)      (4,211)
Other - net                                              (1,835)         528
-----------------------------------------------------------------------------
Net cash (used in) financing activities                 (31,130)     (22,571)
-----------------------------------------------------------------------------
(Decrease) in cash and cash equivalents                  (1,728)     (12,268)
Cash and cash equivalents at beginning of period          8,525       19,218
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $   6,797    $   6,950
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 25, 2004
                                   (Unaudited)

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

Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") regarding SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act ("the Act") enacted on December 8, 2003. FSP 106-2 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, which may serve to reduce a company's postretirement benefit costs. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on net periodic costs currently. The Company may benefit from the subsidy and is currently evaluating the impact of FSP 106-2, which the Company is required to adopt in the third quarter of 2004.

Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. If the Company accounted for stock-based compensation using the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the three and six month periods ended June 25, 2004 and June 27, 2003 would have changed to the pro forma amounts listed below:


                         Three Month Period Ended   Six Month Period Ended
(In thousands, except        June 25,   June 27,       June 25,  June 27,
per share amounts)            2004       2003           2004      2003
------------------------------------------------------------------------
Net income:
  As reported               $ 8,863    $11,250        $21,916   $24,429
  Add: stock-based
    compensation expense
    included in reported
    net income, net of tax      652        370            994       734
  Deduct: stock-based
    compensation expense
    determined under the
    fair value based method
    for all awards,
    net of tax               (1,577)    (1,242)        (2,967)   (2,917)
------------------------------------------------------------------------
Pro forma net income        $ 7,938    $10,378        $19,943   $22,246
========================================================================

Earnings per common share:
  As reported
    Basic                   $  0.32    $  0.41        $  0.80   $  0.88
    Diluted                 $  0.31    $  0.40        $  0.78   $  0.86
  Pro forma
    Basic                   $  0.29    $  0.38        $  0.73   $  0.80
    Diluted                 $  0.28    $  0.37        $  0.71   $  0.79


Pro forma compensation costs associated with options granted under the employee stock purchase plan were estimated based on the discount from market value. There were no stock options granted during the second quarter of 2004. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for the six month periods ended June 25, 2004 and June 27, 2003:

                                                  Six Month Period Ended
                                                     June 25,  June 27,
                                                       2004      2003
------------------------------------------------------------------------
Fair value per option                                $ 9.60    $ 7.92

Weighted average assumptions:
  Dividend yield                                       1.40%     1.42%
  Expected volatility                                 36.10%    41.10%
  Risk-free interest rate                              4.10%     4.02%
  Expected life (years)                                5.0       5.2


3.   Acquisitions

All acquisitions in 2004 and 2003 were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of each acquired business have been included in the Company's operations beginning as of the date of the particular acquisition.

2004 Acquisition

On April 30, 2004, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired certain assets related to the electronic mortgage document business of Greatland Corporation for approximately $5.6 million in cash. The fair value of assets and liabilities at the date of acquisition consisted of deductible goodwill of $5.5 million, other intangible assets of $1.2 million (estimated weighted useful life of seven years), other assets of $0.2 million and assumed liabilities of $1.3 million. The allocation of purchase price is subject to refinement as the Company finalizes the valuation of certain assets and liabilities. Greatland is a leading provider of forms technology, compliance expertise and software compatible products used to meet the needs of businesses to convey regulatory information. It has been a leader for 20 years in the evolution of electronic mortgage document technology helping financial institutions complete and distribute information more easily. The Greatland mortgage document set is employed by many of the industry's leading mortgage lenders and mortgage loan origination system technology providers. Greatland's electronic mortgage document products will allow Software and Services to build on its leadership position in compliance and mortgage solutions. The pro forma effects of the acquisition were not material to the Company's results of operations.

2003 Acquisition

On June 3, 2003, HFS extended its core systems offering with the acquisition of 100% of the equity of Premier Systems, Inc. ("PSI") for approximately $11.3 million, net of cash acquired. The fair value of assets and liabilities at the date of acquisition consisted of non-deductible goodwill of $9.5 million, customer list of $6.0 million (estimated useful life of ten years), other assets of $4.3 million and assumed liabilities of $8.5 million. PSI was a provider of core processing service bureau deliverables that were based on HFS' widely used ULTRADATA(R) System. With the addition of PSI, HFS now provides core processing applications and services to more than 1,000 financial institutions. The pro forma effects of the PSI acquisition were not material to the Company's results of operations.

4.   Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the six month period ended June 25, 2004 are as follows (in thousands):


                         Printed   Software &
                        Products    Services     Scantron   Consolidated
------------------------------------------------------------------------
Balances as of
  December 31, 2003      $ 24,709   $149,474      $ 43,566    $217,749
Goodwill acquired
  in 2004                              5,530                     5,530
Purchase price
  allocation adjustments        -         49             -          49
------------------------------------------------------------------------
Balances as of
  June 25, 2004          $ 24,709   $155,053      $ 43,566    $223,328
========================================================================


Intangible assets with definitive lives were comprised of the following (in thousands):

                   June 25, 2004                   December 31, 2003
------------------------------------------------------------------------
             Gross                Net        Gross                Net
            Carrying    Accum.  Carrying    Carrying   Accum.   Carrying
             Amount     Amort.   Amount      Amount    Amort.    Amount
------------------------------------------------------------------------
Developed
 technology  $25,699  $(14,657)  $11,042    $24,787  $(11,851)  $12,936
Customer
 lists        26,765   (14,003)   12,762     25,900   (12,366)   13,534
Trademarks     3,800      (689)    3,111      3,800      (499)    3,301
Content        2,300      (442)    1,858      2,300      (327)    1,973
------------------------------------------------------------------------
  Total      $58,564  $(29,791)  $28,773    $56,787  $(25,043)  $31,744
========================================================================


Carrying amounts of developed technology and content are included in the other assets caption on the balance sheets and the related amortization expense is included in the cost of sales caption on the statements of income.

Aggregate amortization expense for intangible assets totaled $4.7 million and $4.2 million for the six month periods ended June 25, 2004 and June 27, 2003, respectively.

The estimated future intangible amortization expense as of June 25, 2004 is as follows (in thousands):


Year                                                     Amount
--------------------------------------------------------------------
Remaining 2004                                          $ 3,880
2005                                                      6,174
2006                                                      5,695
2007                                                      5,402
2008                                                      3,267
Thereafter                                                4,355
--------------------------------------------------------------------
Total                                                   $28,773
====================================================================


5.   Reorganization

In September 2003, the Company announced a reorganization of its Printed Products operations including a plan to consolidate its domestic manufacturing operations from 14 plants to 9 plants. During the first six months of 2004, four plants were closed. The last affected plant is scheduled to be closed in the third quarter of 2004. Two of the facilities being closed are leased. One of these facilities is under lease through late 2005 and the other is under lease through mid-2010.

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

The Company estimates net pre-tax expenses associated with the plant consolidations will total $9.4 million consisting of employee severance ($2.9 million), revision of depreciable lives and salvage values of furniture and equipment, asset impairment charge and disposal gains and losses ($2.2 million), relocation and other costs ($2.0 million) and contract termination costs related to leaseholds ($2.3 million). The other staffing reduction actions will result in a total estimated expense of $5.7 million related to employee severance costs.

The following is the cumulative net costs of these actions incurred through June 25, 2004 (in thousands):

                                                                Staffing
                                                  Plant        Reduction
                                              Consolidation     Actions
----------------------------------------------------------------------------------
Employee severance                               $ 2,844        $ 4,175
Revision of depreciable lives and
  salvage values                                   3,498              -
Asset impairment charge and
  disposal (gains) and losses                     (1,330)             -
Relocation and other costs                         1,662              -
Contract termination costs related
  to leaseholds                                    1,541              -
----------------------------------------------------------------------------------
Total                                            $ 8,215        $ 4,175
==================================================================================


Plant consolidation costs are included in cost of goods sold except for asset impairment charges ($2.3 million) and net disposal gains ($3.6 million) which are included in selling, general and administrative costs along with other staffing reduction costs.

The following reconciles the beginning and ending liability balances for the six month period ended June 25, 2004 related to these actions and are included in the other accrued liabilities caption on the balance sheet (in thousands):

                                     Charged to          Utilized
                        Beginning    Costs and     --------------------     Ending
                          Balance     Expenses      Cash      Non-Cash     Balance
----------------------------------------------------------------------------------
Plant consolidation:
  Employee severance     $  1,659   $  1,113    $  (1,844)  $       -    $    928
  Revision of
    depreciable lives
    and salvage values          -      1,361            -      (1,361)          -
  Asset impairment charge
    and disposal (gains)
    and losses                  -     (1,330)       5,301      (3,971)          -
  Relocation and other
    costs                       -      1,580       (1,580)          -           -
  Contract termination
    costs related to
    leaseholds                  -      1,541          (28)        167       1,680
Staffing reduction
  actions:
  Employee severance        1,125      1,274       (2,121)          -         278
----------------------------------------------------------------------------------
Total                    $  2,784   $  5,539    $    (272)  $  (5,165)   $  2,886
==================================================================================

6.   Property Held for Sale

At June 25, 2004, property held for sale was $6.2 million, which consisted of the Company's Printed Products facilities in St. Louis, Missouri and Denver, Colorado. Management is actively marketing the sale of both facilities.

During the second quarter of 2004, the Denver facility was closed pursuant to the plant consolidation plan. A $2.3 million charge, which is included in selling, general and administrative expenses on the statement of income, was recorded to adjust the basis of the facility to its estimated fair value and the fair value was reclassified as held for sale. During the first quarter of 2004, the Company sold its Printed Products facility in San Diego, California, which became available pursuant to the plant consolidation plan, and realized a pre-tax gain of $3.7 million on the sale of the property. The gain was included as a reduction of selling, general and administrative expenses on the statement of income.

7.   Income Taxes

The Company's consolidated effective income tax rates were 36.5% and 37.5% for the first six months of 2004 and 2003, respectively. The lower effective income tax rate for the first six months of 2004 resulted primarily from the reduction in the effective state rate, a favorable renewal of an industrial revenue grant related to the Company's operations in Puerto Rico and favorable adjustments related to the partial closure of a review by the Internal Revenue Service of the Company's income tax filings for 1999 and 2000.

8.   Inventories

As of June 25, 2004 and December 31, 2003, inventories consisted of the following (in thousands):

                                             June 25,      December 31,
                                               2004            2003
----------------------------------------------------------------------
Raw materials                               $ 12,922        $ 13,028
Work in progress                                 929             920
Finished goods                                 1,783           1,569
----------------------------------------------------------------------
Total                                       $ 15,634        $ 15,517
======================================================================

9.   Long Term Debt

In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million. As a result, the Credit Facility will decrease by $5.0 million per annum to $400.0 million at the 2009 maturity date. As of June 25, 2004 the Credit Facility totaled $423.8 million. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin specified in the agreement): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At June 25, 2004, the Company had $115.1 million in outstanding cash borrowings under the Credit Facility, $5.1 million in outstanding letters of credit and $303.6 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at June 25, 2004, including the effect of the Company's interest rate hedging program was 2.14%.

10.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the three and six month periods ended June 25, 2004 and June 27, 2003 was as follows (in thousands):

                         Three Month Period Ended   Six Month Period Ended
                            June 25,    June 27,      June 25,    June 27,
                              2004        2003          2004        2003
------------------------------------------------------------------------
Net income:                 $ 8,863     $11,250       $21,916   $24,429
Other comprehensive
 Income (loss):
 Foreign exchange
  translation adjustments      (112)        474          (174)      527
 Unrealized gains (losses)
  on investments, net
  of  $5, ($595), $16, and
  ($1,111) in tax benefits
  (provisions)                   (9)        911           (26)       63
 Changes in fair value of
  cash flow hedging
  instruments, net of ($43),
  ($123),($145) and ($280)
  in tax (provisions)            67         193           227       438
------------------------------------------------------------------------
Comprehensive income        $ 8,809     $12,828       $21,943   $25,457
========================================================================


11.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three and six month periods ended June 25, 2004 and June 27, 2003 is as follows (in thousands, except per share amounts):

                         Three Month Period Ended   Six Month Period Ended
                            June 25,    June 27,      June 25,    June 27,
                              2004        2003          2004        2003
------------------------------------------------------------------------
Computation of basic earnings per common share:
Numerator
  Net Income                $  8,863   $ 11,250      $ 21,916   $ 24,429
------------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding               27,261     27,494        27,285     27,630
  Weighted average deferred
    shares outstanding under
    non-employee directors
    compensation plan            136        113           132        110
------------------------------------------------------------------------
Weighted average shares
  Outstanding - basic         27,397     27,607        27,417     27,740
------------------------------------------------------------------------
Earnings per share-basic    $   0.32   $   0.41      $   0.80   $   0.88
========================================================================



                         Three Month Period Ended   Six Month Period Ended
                            June 25,    June 27,      June 25,    June 27,
                              2004        2003          2004        2003
------------------------------------------------------------------------
Computation of diluted earnings per common share:
Numerator
  Net Income                $  8,863   $ 11,250      $ 21,916   $ 24,429
------------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding - basic       27,397     27,607        27,417     27,740
  Dilutive effect of stock
    options and restricted
    stock                        794        651           798        591
------------------------------------------------------------------------
Weighted average shares
  outstanding - diluted       28,191     28,258        28,215     28,331
------------------------------------------------------------------------
Earnings per share-diluted  $   0.31   $   0.40      $   0.78   $   0.86
========================================================================


12.   Postretirement Benefits

The Company sponsors two unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. During the three and six month periods ended June 25, 2004, the Company contributed $0.3 million and $0.5 million, respectively, to the plans.

Net periodic postretirement costs for the three and six month periods ended June 25, 2004 and June 27, 2003 are summarized as follows (in thousands):

                        Three Month Period Ended  Six Month Period Ended
                          June 25,   June 27,       June 25,    June 27,
                            2004       2003           2004        2003
------------------------------------------------------------------------
Interest on APBO           $ 354      $ 333          $ 708       $ 699
Net amortization              86         67            172         141
------------------------------------------------------------------------
Total                      $ 440      $ 400          $ 880       $ 840
========================================================================


13.   Business Segments

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks, direct marketing activities and analytical services marketed primarily to financial institutions. The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions and community banks, lending and mortgage origination applications, mortgage servicing applications, branch automation applications and customer relationship management applications. The Scantron segment represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions, curriculum planning software, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

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

Selected summarized financial information for the three and six month periods ended June 25, 2004 and June 26, 2003 was as follows (in thousands):

                              Business Segment
                     -------------------------------
                     Printed   Software &               Corporate &    Consoli-
                    Products    Services    Scantron   Eliminations    dated
------------------------------------------------------------------------------
Three month period ended:

  June 25, 2004
    Sales           $ 118,170  $ 47,716    $ 27,797   $   (704)     $ 192,979
    Income (loss)
      before income
      taxes            10,719     3,622       7,499     (8,200)        13,640

  June 27, 2003
    Sales           $ 123,088  $ 42,291    $ 27,418   $   (369)     $ 192,428
    Income (loss)
      before income
      taxes            16,986     3,577       5,217     (8,113)        17,667

Six month period ended:

  June 25, 2004
    Sales           $ 238,589  $ 92,479    $ 53,710   $ (1,223)     $ 383,555
    Income (loss)
      before income
      taxes            28,511     7,633      13,799    (15,418)        34,525

  June 27, 2003
    Sales           $ 250,982  $ 82,231    $ 53,432   $   (792)     $ 385,853
    Income (loss)
      before income
      taxes            37,767     7,876       9,064    (15,611)        39,096


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

The Scantron segment ("Scantron") includes scanning equipment and software, scannable forms, survey solutions, curriculum planning software, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

CRITICAL ACCOUNTING POLICIES

In the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003 (the "2003 Form 10-K"), the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, impairment of long-lived assets, goodwill and other intangible assets, software and other developmental costs, income taxes and stock-based compensation. The Company believes there were no significant changes in the status of its accounting policies during the six month period ended June 25, 2004 to warrant further disclosure. See the 2003 Form 10-K for additional disclosure with respect to the Company's critical accounting policies.

REORGANIZATION

In September 2003, the Company announced a reorganization of its Printed Products operations including a plan to consolidate its domestic manufacturing operations from 14 plants to 9 plants. During the first six months of 2004, four plants were closed. The last affected plant is scheduled to be closed in the third quarter of 2004. Two of the facilities being closed are leased. One of these facilities is under lease through late 2005 and the other is under lease through mid-2010.

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

The Company estimates net pre-tax expenses associated with the plant consolidations will total $9.4 million consisting of employee severance ($2.9 million), revision of depreciable lives and salvage values of furniture and equipment, asset impairment charge and disposal gains and losses ($2.2 million), relocation and other costs ($2.0 million) and contract termination costs related to leaseholds ($2.3 million). The other staffing reduction actions will result in a total estimated expense of $5.7 million related to employee severance costs.

For the three and six month periods ended June 25, 2004, plant consolidation expenses totaled $5.2 million and $4.3 million, respectively. For the three month period ended June 25, 2004, plant consolidation expenses included in cost of goods sold totaled $2.9 million and a $2.3 million charge, to reduce the carrying value of a closed facility to its estimated fair value, was included in selling, general and administrative expenses. For the six month period ended June 25, 2004, plant consolidation expenses included in cost of good sold totaled $5.6 million and a net gain of $1.3 million related to asset disposals and fair value adjustments was included in selling, general and administrative expenses. For the three and six month periods ended June 25, 2004, other staffing reduction actions resulted in $0.8 million and $1.3 million, respectively, of expenses that were included in selling, general and administrative expenses.

RESULTS OF OPERATIONS - SECOND QUARTER OF 2004 VERSUS SECOND QUARTER OF 2003

SALES

Consolidated sales and sales by segment for the three month periods ended June 25, 2004 and June 27, 2003 were as follows (in thousands):

                                 Three Month Period Ended
                         June 25, 2004            June 27,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $118,170    61.2%         $123,088     64.0%
  Software & Services    47,716    24.7%           42,291     22.0%
  Scantron               27,797    14.4%           27,418     14.2%
  Eliminations             (704)   (0.3%)            (369)    (0.2%)
----------------------------------------------------------------------
Total                  $192,979   100.0%         $192,428    100.0%
======================================================================


Consolidated sales increased $0.6 million, or 0.3%, to $193.0 million in the second quarter of 2004 from $192.4 million in the second quarter of 2003. Sales increases in Software & Services and Scantron offset a decrease in Printed Products sales. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms and other products decreased 2.5% to $153.3 million in the second quarter of 2004 from $157.2 million in the second quarter of 2003. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased 12.8% to $39.7 million in the second quarter of 2004 from $35.2 million in the second quarter of 2003.

Printed Products sales decreased $4.9 million, or 4.0%, to $118.2 million in the second quarter of 2004 from $123.1 million in the second quarter of 2003. Domestic imprint check printing operations were unfavorably impacted by a volume decrease of 1.1% and a decrease in the average price per unit of 5.6%. The volume decrease was primarily due to general market volume decline and a declining volume runoff related to the loss of certain large customers during 2003, partially offset by a favorable impact from a package size change made during second half of 2003. The decrease in the average price per unit was primarily due to incentives and price reductions resulting from contract renewals, partially offset by the loss of lower priced business. Sales of computer checks and related products increased in the second quarter of 2004 compared to the second quarter of 2003 due primarily to the addition of a new retail customer in 2004 and to higher fulfillment sales with an existing customer in 2004. Sales of direct marketing activities decreased by $2.1 million, primarily due to lower direct marketing sales in several large accounts, lower investment services sales and lower analytical services sales attributable to contracts not being renewed with certain major financial institutions.

Software & Services sales increased $5.4 million, or 12.8%, to $47.7 million in the second quarter of 2004 from $42.3 million in the second quarter of 2003. The increase in sales was due primarily to the acquisitions of Premier Systems, Inc. ("PSI") in June 2003 and certain assets of Greatland Corporation in April 2004 (see Note 3 to the Condensed Consolidated Financial Statements included in this report). Excluding the impact of the acquisitions, Software & Services sales increased approximately $1.6 million, or 3.9%, due primarily to increases in user conference fees and core systems sales, which were partially offset by a decrease in retail and lending solutions sales. The increase in core system sales was primarily due to increased customer installations of credit union systems. The sales decrease in retail and lending solutions was primarily due to decreased sales in mortgage solutions, attributable to lower refinancing activity, and decreased sales to large customers for loan and deposit origination and compliance solutions partially offset by increased sales of branch automation applications. Software & Services backlog at the end of the second quarter of 2004 was $97.4 million, an increase of 36.6% compared to $71.3 million at the end of the second quarter of 2003, and decreased $2.6 million, or 2.6%, from $100.0 million at the end of the first quarter of 2004. The increase from the second quarter of 2003 was due primarily to stronger bookings of banking and credit union systems over that twelve-month period. Excluding the impact of the Greatland acquisition, backlog increased 34.9% from the second quarter of 2003. Approximately $45.2 million, or 46.4%, of the backlog at June 25, 2004 is expected to be realized over the next twelve months and $52.2 million, or 53.6%, is expected to be realized beyond the next twelve months due to the long-term nature of certain service contracts.

Scantron sales increased $0.4 million, or 1.5%, to $27.8 million in the second quarter of 2004 from $27.4 million in the second quarter of 2003. Increases in sales of survey services, standard forms, and software and services were partially offset by decreases in sales of imaging solutions, custom forms and installation services. Scantron backlog at the end of the second quarter of 2004 was $18.7 million, of which $17.8 million is expected to be realized in twelve months or less.

GROSS PROFIT

Consolidated gross profit and gross profit by segment for the three month periods ended June 25, 2004 and June 27, 2003 were as follows (in thousands):

                                 Three Month Period Ended
                         June 25, 2004            June 27,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 45,011    38.1%         $ 49,919     40.6%
  Software & Services    31,695    66.4%           28,923     68.4%
  Scantron               15,503    55.8%           14,659     53.5%
----------------------------------------------------------------------
Total                  $ 92,209    47.8%         $ 93,501     48.6%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Consolidated gross profit decreased $1.3 million, or 1.4%, from $93.5 million in the second quarter of 2003 to $92.2 million in the second quarter of 2004, and decreased as a percentage of sales from 48.6% in the second quarter of 2003 to 47.8% in the second quarter of 2004.

Printed Products gross profit in the second quarter of 2004 decreased $4.9 million, or 9.8%, from the second quarter of 2003 and as a percentage of sales was 38.1% in the second quarter of 2004 compared to 40.6% in the second quarter of 2003. Printed Products gross profit decrease was primarily due to the sales decreases in domestic imprint check printing, direct marketing and analytical services operations and plant consolidation costs of $2.9 million incurred during the second quarter of 2004. Production efficiencies in domestic check operations, due primarily to plant consolidations, partially offset the impact of sales decreases and plant consolidation costs.

Software & Services gross profit in the second quarter of 2004 increased $2.8 million, or 9.6%, from the second quarter of 2003. Gross profit increases in core systems, due primarily to the PSI acquisition and higher sales in credit union and community bank markets, were partially offset by a decrease in retail and lending solutions, primarily due to the decrease in mortgage solutions sales. As a percentage of sales, Software & Services gross profit decreased to 66.4% in the second quarter of 2004 from 68.4% in the second quarter of 2003, due primarily to the lower margin nature of the acquired operation.

Scantron gross profit in the second quarter of 2004 increased $0.8 million, or 5.8%, over the second quarter of 2003, due primarily to a change in sales mix and cost reduction initiatives implemented throughout 2003. As a percentage of sales, Scantron gross profit increased to 55.8% in the second quarter of 2004 from 53.5% in the second quarter of 2003.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

Consolidated SG&A and SG&A by segment for the three month periods ended June 25, 2004 and June 27, 2003 were as follows (in thousands):

                                 Three Month Period Ended
                         June 25, 2004            June 27,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 34,207    28.9%         $ 32,947     26.8%
  Software & Services    27,224    57.1%           24,661     58.3%
  Scantron                7,913    28.5%            9,344     34.1%
  Corporate               7,328                     6,717
----------------------------------------------------------------------
Total                  $ 76,672    39.7%         $ 73,669     38.3%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Consolidated SG&A increased $3.0 million, or 4.1%, in the second quarter of 2004 from the second quarter of 2003. These expenses as a percentage of sales were 39.7% in the second quarter of 2004 compared to 38.3% in the second quarter of 2003.

Printed Products SG&A increased $1.3 million, or 3.8%, to $34.2 million in the second quarter of 2004 from $32.9 million in the second quarter of 2003. The increase was primarily due to plant consolidation costs of $2.3 million and staffing reduction severance charges of $0.8 million, partially offset by lower selling, customer support and information technology expenses resulting from cost containment initiatives.

Software and Services SG&A increased $2.5 million, or 10.4%, to $27.2 million in the second quarter of 2004 compared to $24.7 million in the second quarter of 2003. The increase was due primarily to the acquisition of PSI in June 2003 and severance costs of $1.1 million, which were incurred during the second quarter of 2004 as part of a cost reduction initiative. SG&A expenses in core systems were higher in the second quarter of 2004 compared to the second quarter of 2003 resulting primarily from increased headcount and commission expense related to increased sales.

Scantron SG&A decreased $1.4 million, or 15.3%, to $7.9 million in the second quarter of 2004 compared to $9.3 million in the second quarter of 2003. The decrease was due primarily to lower development costs and selling and marketing expenses resulting from cost reduction initiatives implemented in late 2003.

Corporate SG&A increased $0.6 million, or 9.1%, to $7.3 million in the second quarter of 2004 compared to $6.7 million in the second quarter of 2003. The increase was primarily due to environmental remediation expenses related to a former printing facility, increased fees for audit and Sarbanes-Oxley compliance services and increased amortization expense related to restricted stock grants in 2004, partially offset by a reduction in amortization expense in 2004 related to an enterprise information system that became fully amortized during 2003 and lower healthcare costs in 2004.

Consolidated Income from Operations

Consolidated income from operations decreased $4.5 million, or 23.4%, to $14.6 million in the second quarter of 2004 from $19.1 million in the second quarter of 2003, primarily due to $6.0 million of expense incurred under Printed Products plant consolidation and staffing reduction activities during the second quarter of 2004. This decrease was partially offset by Scantron's gross profit increase and lower Scantron SG&A.

Other Income (Expense)

Other Income (Expense) decreased $0.4 million to an expense of $1.0 million in the second quarter of 2004 from an expense of $1.4 million in the second quarter of 2003. The decrease was due primarily to lower average interest rates in effect during the second quarter of 2004 compared to the second quarter of 2003 and also due to lower average amounts outstanding during the second quarter of 2004 compared with the second quarter of 2003. The lower average interest rates were primarily due to lower amounts borrowed at fixed rates during the second quarter of 2004 compared to the second quarter of 2003.

Consolidated Income Before Income Taxes

Consolidated income before income taxes decreased $4.1 million, or 22.8%, to $13.6 million in the second quarter of 2004 from $17.7 million in the second quarter of 2003 due to decreased income from operations.

Income Taxes

Consolidated effective income tax rates were 35.0% and 36.3% for the second quarter of 2004 and the second quarter of 2003, respectively. The lower effective income tax rate for the second quarter of 2004 resulted primarily from the reduction in the effective state rate, a favorable renewal in late 2003 of an industrial revenue grant related to the Company's operations in Puerto Rico and favorable adjustments recorded in the second quarter of 2004 related to the partial closure of a review by the Internal Revenue Service of the Company's income tax filings for 1999 and 2000. The effective income tax rate for the second quarter of 2003 was favorably impacted by the release of a valuation allowance related to the utilization of capital loss carryforwards.

Net Income and Earnings Per Share

Net income in the second quarter of 2004 was $8.9 million compared to $11.3 million in the second quarter of 2003. Basic and diluted earnings per share were $0.32 and $0.31, respectively, for the second quarter of 2004 compared to basic and diluted earnings per share of $0.41 and $0.40, respectively, for the same period in 2003.

RESULTS OF OPERATIONS - YEAR TO DATE 2004 VERSUS YEAR TO DATE 2003

SALES

Consolidated sales and sales by segment for the six month periods ended June 25, 2004 and June 27, 2003 were as follows (in thousands):

                                 Six Month Period Ended
                         June 25, 2004            June 27,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $238,589    62.2%         $250,982     65.0%
  Software & Services    92,479    24.1%           82,231     21.3%
  Scantron               53,710    14.0%           53,432     13.8%
  Eliminations           (1,223)   (0.3%)            (792)    (0.1%)
----------------------------------------------------------------------
Total                  $383,555   100.0%         $385,853    100.0%
======================================================================

Consolidated sales decreased $2.3 million, or 0.6%, to $383.6 million for the six month period ended June 25, 2004 from $385.9 million for the six month period ended June 27, 2003. Sales increases in Software & Services and Scantron partially offset a decrease in Printed Products sales. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms and other products decreased $10.6 million, or 3.3%, to $307.0 million for the first six months of 2004 from $317.6 million in the first six months of 2003. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased $8.2 million, or 12.0%, to $76.5 million for the first six months of 2004 from $68.3 million for the first six months of 2003.

Printed Products sales decreased $12.4 million, or 4.9%, to $238.6 million in the first six months of 2004 from $251.0 million in the first six months of 2003. Domestic imprint check printing operations, which accounted for a majority of the sales decrease, were unfavorably impacted by a volume decrease of 4.2% and a decrease in the average price per unit of 4.0%. The volume decrease was primarily due to the loss of certain large customers during 2003, including a direct check marketer, and to general market volume decline. The decrease in the average price per unit was due primarily to incentives and price reductions resulting from contract renewals, partially offset by the loss of lower priced business. Sales of computer checks and related products increased for the first six months of 2004 compared to the first six months of 2003 due primarily to the addition of a new retail customer in 2004 and increased fulfillment sales with an existing customer in 2004. Sales of direct marketing activities decreased $2.9 million for the first six months of 2004 compared to the first six months of 2003 due primarily to lower direct marketing sales in several large accounts, lower investment services sales and lower analytical services sales attributable to contracts not being renewed with certain major banks.

Software & Services sales increased $10.3 million, or 12.5%, to $92.5 million in the first six months of 2004 from $82.2 million in the first six months of 2003. The increase in sales was due primarily to the acquisition of PSI. Excluding the impact of the acquisitions, Software & Services sales increased approximately $1.7 million, or 2.0%, due primarily to increased user conference fees and increases in core systems sales, partially offset by a decrease in retail and lending solutions sales. The core system sales increase was primarily due to increased customer installations of credit union systems. The retail and lending solutions sales decrease was primarily due to lower sales in mortgage solutions, attributable to lower refinancing activity, and lower sales to large customers for loan and deposit origination and compliance solutions.

Scantron sales increased $0.3 million, or 0.5%, to $53.7 million in the first six months of 2004 from $53.4 million in the first six months of 2003. Increases in sales of software and services, standard forms and survey services were partially offset by decreases in sales of imaging solutions and custom forms.

GROSS PROFIT

Consolidated gross profit and gross profit by segment for the six month periods ended June 25, 2004 and June 27, 2003 were as follows (in thousands):

                                 Six Month Period Ended
                         June 25, 2004            June 27,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 89,402    37.5%         $101,811     40.6%
  Software & Services    61,342    66.3%           57,011     69.3%
  Scantron               29,915    55.7%           28,511     53.4%
----------------------------------------------------------------------
Total                  $180,659    47.1%         $187,333     48.6%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Consolidated gross profit decreased $6.6 million, or 3.6%, from $187.3 million in the first six months of 2003 to $180.7 million in the first six months of 2004, and decreased as a percentage of sales from 48.6% in the first six months of 2003 to 47.1% in the first six months of 2004.

Printed Products gross profit for the six month period ended June 25, 2004 decreased $12.4 million, or 12.2%, from the six month period ended June 27, 2003 and as a percentage of sales was 37.5% in the first six months of 2004 compared to 40.6% in the first six months of 2003. Printed Products gross profit was unfavorably impacted by sales decreases in domestic imprint check printing, direct marketing and analytical services operations and plant consolidation costs ($5.6 million) incurred during the first six months of 2004.

Software & Services gross profit in the first six months of 2004 increased $4.3 million, or 7.6%, from the first six months of 2003 due primarily to the PSI acquisition and higher sales in credit union and community bank markets, partially offset by a decrease in retail and lending solutions sales. As a percentage of sales, Software & Services gross profit decreased to 66.3% in the first six months of 2004 from 69.3% in the first six months of 2003, due primarily to the lower margin nature of the acquired operation.

Scantron gross profit in the first six months of 2004 increased $1.4 million, or 4.9%, over the first six months of 2003, due primarily to a change in sales mix and to unfavorable costs and production inefficiencies experienced during a facility relocation that occurred early in the first quarter of 2003. As a percentage of sales, Scantron gross profit increased to 55.7% in the first six months of 2004 from 53.4% in the first six months of 2003.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

Consolidated SG&A and SG&A by segment for the six month periods ended June 25, 2004 and June 27, 2003 were as follows (in thousands):

                                 Six Month Period Ended
                         June 25, 2004            June 27,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 60,817    25.5%         $ 64,075     25.5%
  Software & Services    52,015    56.2%           47,858     58.2%
  Scantron               15,951    29.7%           19,262     36.0%
  Corporate              13,576                    12,692
----------------------------------------------------------------------
Total                  $142,359    37.1%         $143,887     37.3%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Consolidated SG&A decreased $1.5 million, or 1.1%, in the first six months of 2004 from the first six months of 2003. These expenses as a percentage of sales were 37.1% in the first six months of 2004, down from 37.3% in the first six months of 2003.

Printed Products SG&A decreased $3.3 million, or 5.1%, to $60.8 million in the first six months of 2004 compared to $64.1 million in the first six months of 2003. The decrease was partially due to a plant consolidation related net gain of $1.3 million, which consisted of a $3.7 million gain realized on a facility that was closed and sold during the first quarter of 2004, a $2.3 million charge recorded during the second quarter of 2004 to reduce the carrying value of a facility to its estimated fair value when the facility was closed and made available for sale and losses of $0.1 million on certain other asset disposals. The decrease was also due in part to lower sales, support and technology expenses resulting from cost reduction initiatives. These decreases were partially offset by staffing reduction severance charges of $1.3 million during the first six months of 2004 related to the Printed Products reorganization.

Software and Services SG&A increased $4.1 million, or 8.7%, to $52.0 million in the first six months of 2004 compared to $47.9 million in the first six months of 2003. The increase was due primarily to the acquisition of PSI in June 2003 and other core systems SG&A, which was higher in the first six months of 2004 compared to the first six months of 2003 resulting primarily from increased headcount and commission expense related to increased sales. Severance costs of $1.1 million related to a cost reduction initiative in 2004 also contributed to the increase in SG&A.

Scantron SG&A decreased $3.3 million, or 17.2%, to $16.0 million in the first six months of 2004 compared to $19.3 million in the first six months of 2003. The decrease was due primarily to lower development costs and selling and marketing expenses resulting from cost reduction initiatives implemented in late 2003.

Corporate SG&A increased $0.9 million, or 7.0%, to $13.6 million in the first six months of 2004 compared to $12.7 million in the first six months of 2003. The increase was due primarily to environmental expenses related to a former printing facility, higher audit fees, insurance costs and fees related to Sarbanes-Oxley compliance efforts, partially offset by a reduction in amortization expense in the first quarter of 2004 related to an enterprise information system that became fully amortized during 2003 and lower healthcare costs in 2004.

Consolidated Income from Operations

Consolidated income from operations decreased $5.5 million, or 13.2%, to $36.5 million in the first six months of 2004 from $42.0 million in the first six months of 2003, primarily due to $5.5 million of expenses incurred during the first six months of 2004 pursuant to Printed Products plant consolidation and staffing reduction activities.

Other Income (Expense)

Other Income (Expense) decreased $1.0 million to an expense of $1.9 million in the first six months of 2004 from an expense of $2.9 million in the first six months of 2003. The decrease was due primarily to lower average interest rates in effect during the first six months of 2004 compared to the first six months of 2003 because of lower amounts borrowed at fixed rates and also due to lower debt outstanding during the first six months of 2004 compared with the first six months of 2003.

Consolidated Income Before Income Taxes

Consolidated income before income taxes decreased $4.6 million, or 11.7%, to $34.5 million in the first six months of 2004 from $39.1 million in the first six months of 2003 due to decreased income from operations.

Income Taxes

Consolidated effective income tax rates were 36.5% and 37.5% for the first six months of 2004 and the first six months of 2003, respectively. The lower effective income tax rate for the first six months of 2004 resulted primarily from the reduction in the effective state rate, a favorable renewal in late 2003 of an industrial revenue grant related to the Company's operations in Puerto Rico and favorable adjustments recorded in the second quarter of 2004 related to the partial closure of a review by the Internal Revenue Service of the Company's income tax filings for 1999 and 2000. The effective income tax rate for the first six months of 2003 was favorably impacted by the release of a valuation allowance related to the utilization of capital loss carryforwards.

Net Income and Earnings Per Share

Net income in the first six months of 2004 was $21.9 million compared to $24.4 million in the first six months of 2003. Basic and diluted earnings per share were $0.80 and $0.78, respectively, for the first six months of 2004 compared to basic and diluted earnings per share of $0.88 and $0.86, respectively, for the same period in 2003.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Cash

Although net income for the first six months of 2004 was $2.5 million lower than the first six months of 2003, adjustments for non-cash charges, primarily depreciation and amortization, and lower refundable contract payments resulted in an increase in cash flows provided by operating activities for the first six months of 2004 compared to the same period in 2003. Cash flows provided by operating activities increased $8.4 million to $42.9 million in the first six months of 2004 from $34.5 million in the first six months of 2003. Refundable contract payments totaled $17.0 million in the first six months of 2004 compared to $20.9 million in the first six months of 2003. The primary uses of cash in the first six months of 2004 were for purchases of treasury stock, refundable customer contract payments, capital expenditures and dividend payments to shareholders.

Purchases of property, plant and equipment totaled $12.9 million in the first six months of 2004, a decrease of $1.4 million, compared to $14.3 million in the first six months of 2003 and were primarily for customer care infrastructure initiatives. The Company's customer care infrastructure initiatives focus on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers. The Company currently estimates it will have spent a total of approximately $65 to $70 million on customer care infrastructure initiatives over a four-year period ending in 2004. As of June 25, 2004, $53.1 million has been expended on these initiatives, of which $38.7 million was capitalized. The Company currently estimates it will spend an additional $12 to $17 million on customer care infrastructure initiatives in 2004. Although development of customer care infrastructure will continue throughout 2004, the Company expects to delay implementation of certain functionality in the second half of 2004 in order to evaluate controls and processes as required by Section 404 of the Sarbanes-Oxley Act, thereby deferring certain expenditures into 2005.

During the six month period ended June 25, 2004, the Company repurchased 686,600 shares of its common stock at an average cost per share of $30.20. See Part II,
Item 2. "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities" in this report on Form 10-Q, related to the Company's repurchases of its common stock during the three month period ended June 25, 2004. These purchases were made pursuant to an authorization approved by the Company's Board of Directors in January 2003.

In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million, therefore the Credit Facility will decrease by $5.0 million per annum to $400.0 million at the 2009 maturity date. As of June 25, 2004 the Credit Facility totaled $423.8 million. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin specified in the agreement): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts. At June 25, 2004, the Company had $115.1 million in outstanding cash borrowings under the Credit Facility, $5.1 million in outstanding letters of credit and $303.6 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at June 25, 2004, including the effect of the Company's interest rate hedging program was 2.14%.

At June 25, 2004, the Company had $6.8 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its Credit Facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities if funding beyond that available under the Credit Facility were required.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

During the six month period ended June 25, 2004, the Company entered into agreements with certain customers, which obligate the Company to pay a total of $64.7 million during the years 2004 through 2009. Of this amount, $15.6 million was paid as of June 25, 2004. As of June 25, 2004, the remaining payments under these contracts, as well as remaining payment obligations under previously existing customer contracts, totaled $56.6 million and are scheduled to be paid as follows: $1.8 million for the six months ending December 31, 2004; $25.7 million for the two year period ending December 31, 2006; $21.1 million for the two year period ending December 31, 2008; and $8.0 million for the periods beyond December 31, 2008. These payments are amortized as a reduction of sales over the life of the related contract and are refundable from the customer on a pro-rata basis if the contract is terminated.

Other contractual obligations and commitments have not changed significantly since December 31, 2003. See the 2003 Form 10-K with respect to the Company's other contractual obligations and commitments.

ACQUISITIONS

All acquisitions in 2004 and 2003 were paid for with cash provided from operating activities and proceeds from the Credit Facility. The acquisitions were accounted for using the purchase method of accounting and accordingly, the results of operation of the acquired business have been included in the Company's operations since the closing date (see Note 3 to the Condensed Consolidated Financial Statements).

OUTLOOK

The Company believes that its financial position continues to be strong and expects positive cash flows from operations in all business segments in 2004. Net income during the second half of 2004 is expected to be higher than net income during the comparable period of 2003 due to anticipated higher sales in Software and Services and Scantron and anticipated efficiencies during the second half of 2004 related to plant consolidation activities. However, net income for the full year of 2004 is expected to be relatively flat compared with 2003 net income, largely as a result of lower net income in the first half of the year.

The Printed Products segment income is expected to improve slightly during the second half of the year as cost reductions are implemented and after the majority of the reorganization expenses and expenses required to support the increased use of an outsourcing model by many financial institutions have been incurred. Some duplicate costs were incurred earlier in the year as the remaining plants were staffed up in anticipation of the actual closure of the plants already announced. Printed Products will incur implementation costs during the last half of the year related to the addition of a major new checks customer with production anticipated to begin in December 2004.

The Software & Services segment income is expected to improve throughout 2004 as the result of a full-year impact of a 2003 acquisition as well as the impact of new products and services and cost reduction initiatives.

The Scantron segment is expected to benefit from continuing strong sales of traditional products as well as growth in the sales of existing and new technology products. Scantron should also continue to benefit from cost reduction initiatives implemented throughout 2003.

The Company believes cash flow will remain strong in all business units in 2004. The Company currently estimates that capital expenditures will be in the range of $27 million to $32 million. The Company believes refundable contract payments in 2004 will be made at a higher level than existed before 2003, but expects such payments to be less than in 2003 depending upon the timing and extent of new contracts in 2004. The Company currently expects depreciation and amortization will total approximately $75 million in 2004, a $12 million increase over 2003, primarily due to the amortization of refundable contract payments. The Company expects its effective tax rate will be approximately 37.5% in 2004.

ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Consolidated Financial Statements regarding the impact of recent accounting pronouncements on the Company's financial condition and results of operations.

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

While the Company believes growth opportunities exist in the Software & Services segment, there can be no assurances that the Company will achieve its revenue or earnings growth targets. The Company believes there are many risk factors inherent in its Software & Services business, including but not limited to the retention of employee talent and customers. Also, variables exist in the development of new Software & Services products, including the timing and costs of the development effort, product performance, functionality, product acceptance, competition, the Company's ability to integrate acquired companies, and general changes in economic conditions or U.S. financial markets.

Several factors outside of the Company's control could affect results in the Scantron segment. These include the rate of adoption of new electronic data collection solutions and testing and assessment methods, which could negatively impact forms, scanner sales and related service revenue. The Company continues to develop products and services that it believes offer state-of-the-art electronic data collection and testing and assessment solutions. However, variables exist in the development of new testing methods and technologies, including the timing and costs of the development effort, product performance, functionality, market acceptance, adoption rates, competition and the funding of education at the federal, state and local levels, all of which could have an impact on the Company's business.

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

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. At June 25, 2004, the Company had outstanding variable rate debt of $115.1 million. In order to manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. The notional principal amount of interest rate swaps outstanding was $8.0 million at June 25, 2004. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. The Company believes that its interest rate risk at June 25, 2004 was minimal. The impact on quarterly results of operations of a hypothetical one-point interest rate change on the outstanding debt as of June 25, 2004 would be approximately $268,000.

The fair value of the swaps, which represent what the Company would have to pay to terminate the swaps, reflected a loss of $0.1 million at June 25, 2004. The fair value of the swaps was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive income, a component of shareholders' equity. Charges and credits to other comprehensive income will net to zero over the term of interest rate swap agreements.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the second quarter ended June 25, 2004, the Company made the following purchases of treasury stock:

                                             Total
                                           Number of          Maximum
                                             Shares          Number of
                       Total     Average   Purchased          Shares
                      Number      Price    as Part of       Remaining
                        of        Paid      Publicly          Under
                      Shares       Per     Announced        Authorized
Period               Purchased    Share      Program(1)       Program
------------------------------------------------------------------------
March 27 - April 25    10,000    $31.00       10,000        2,459,222
April 26 - May 25     378,800     30.28      378,800        2,080,422
May 26   - June 25    189,000     30.61      189,000        1,891,422
------------------------------------------------------------------------
Total                 577,800    $30.40      577,800        1,891,422
========================================================================

(1) On January 28, 2003, the Company's Board of Directors authorized the purchase of up to 3,000,000 shares of the Company's outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. Unless terminated earlier by resolution of the Company's Board of Directors, the 2003 stock repurchase program will expire when the Company has repurchased all shares authorized for repurchase under the program. As of June 25, 2004, a total of 1,108,578 shares had been purchased under the 2003 stock repurchase program at an average cost of $29.12 per share.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders of the Company was held on April 22,
         2004.

(b) At the Annual Meeting John J. McMahon, Larry L. Prince and Jesse J. Spikes were elected for three-year terms expiring in 2007. The Directors whose terms continued after the Annual Meeting are William S. Antle III, Robert J. Clanin, John D. Johns, Richard K. Lochridge, Jr.,
         G. Harold Northrop, Eileen M. Rudden and Timothy C. Tuff.

(c) A brief description of each matter voted upon and the results of the voting are as follows:

Election of Directors for Three-Year Term:

         John J. McMahon
             Voting for              24,304,040
             Withheld                 1,087,635

         Larry L. Prince
             Voting for              24,414,189
             Withheld                   977,486

         Jesse J. Spikes
             Voting for              24,412,719
             Withheld                   978,956

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


Exhibit  Description

3.1  *   Amended and Restated Articles of Incorporation (Exhibit 3.1 to
         registrant's Quarterly Report on Form 10-Q for the three months ended March 26, 2004).

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

10.1 +   John H. Harland Company 1999 Stock Option Plan, as amended.

10.2 + John H. Harland Company Compensation Plan for Non-Employee Directors, as amended.

11.1     Computation of Per Share Earnings. (1)

31.1     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Asterisk (*) indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference. Plus (+) indicates management contracts and compensatory arrangements required to be filed pursuant to Item 6 of Form 10-Q.


--------
(1)Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 11 to the Condensed Consolidated Financial Statements included in this report.

(b) Reports on Form 8-K

On April 26, 2004, the Registrant furnished to the Securities and Exchange Commission a Report on Form 8-K dated April 20, 2004 including its Press Release for the three month period ended March 26, 2004, as well as the transcript of its conference call on April 21, 2004 discussing its first quarter results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JOHN H. HARLAND COMPANY



Date:  August 4, 2004                 By: /s/ J. Michael Riley
                                          -----------------------------
                                          J. Michael Riley
                                          Vice President and Controller
                                          (Duly Authorized Officer and
                                          Chief Accounting Officer)

                               EXHIBIT LIST

Exhibit  Description

3.1  *   Amended and Restated Articles of Incorporation (Exhibit 3.1 to
         registrant's Quarterly Report on Form 10-Q for the three months ended March 26, 2004).


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

10.1 +   John H. Harland Company 1999 Stock Option Plan, as amended.

10.2 + John H. Harland Company Compensation Plan for Non-Employee Directors, as amended.

11.1     Computation of Per Share Earnings. (1)

31.1     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Asterisk (*) indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference. Plus (+) indicates management contracts and compensatory arrangements required to be filed pursuant to Item 6 of Form 10-Q.


--------
(1)Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 11 to the Condensed Consolidated Financial Statements included in this report.