Form 10-Q
period 2004-09-24
HARLAND JOHN H CO
filed 2004-11-03
CIK 45599

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 24, 2004

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

The number of shares of the registrant's common stock outstanding on October 22, 2004 was 27,806,528.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . .    3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS.    5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . .    6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . .    7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . .   17

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .   31

  ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .   31

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .   32

  ITEM 6. EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . .  32

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                     ------

(In thousands)                             September 24,  December 31,
                                               2004          2003
----------------------------------------------------------------------
Current Assets:

Cash and cash equivalents                  $  12,364     $   8,525
Accounts receivable - net                     75,193        60,338
Inventories                                   15,407        15,517
Deferred income taxes                         19,614        32,517
Income taxes receivable                       12,960            37
Prepaid expenses                              10,619        11,096
Other                                         10,118         7,316
----------------------------------------------------------------------
Total current assets                         156,275       135,346
----------------------------------------------------------------------

Other Assets:

Goodwill - net                               223,191       217,749
Intangible assets - net                       15,531        16,835
Refundable contract payments                  54,469        52,933
Other                                         19,010        19,681
----------------------------------------------------------------------
Total other assets                           312,201       307,198
----------------------------------------------------------------------

Property, plant and equipment                334,824       356,172
Less accumulated depreciation
  and amortization                           232,917       231,739
----------------------------------------------------------------------
Property, plant and equipment - net          101,907       124,433
----------------------------------------------------------------------

Total                                      $ 570,383     $ 566,977
======================================================================

See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and            September 24,   December 31,
per share amounts)                             2004           2003
----------------------------------------------------------------------
Current Liabilities:

Accounts payable                           $  28,281     $  26,030
Deferred revenues                             62,319        57,745
Accrued liabilities:
  Salaries, wages and employee benefits       31,363        30,376
  Taxes                                       23,331        17,669
  Other                                       28,315        29,602
----------------------------------------------------------------------
Total current liabilities                    173,609       161,422
----------------------------------------------------------------------

Long-Term Liabilities:

Long-term debt, less current maturities       92,500       122,059
Deferred income taxes                          4,738         5,087
Other                                         23,940        22,966
----------------------------------------------------------------------
Total long-term liabilities                  121,178       150,112
----------------------------------------------------------------------
Total liabilities                            294,787       311,534
----------------------------------------------------------------------
Shareholders' Equity:

Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued           -             -
Common stock, authorized 144,000,000
  shares of $1.00 par value,
  37,907,497 shares issued                    37,907        37,907
Additional paid-in capital                    11,003         7,788
Retained earnings                            470,577       448,688
Accumulated other comprehensive loss            (487)         (735)
Unamortized restricted stock awards          (15,506)       (5,408)
----------------------------------------------------------------------
                                             503,494       488,240
Less 10,139,459 and 10,413,501 shares
  in treasury - at cost,
  respectively                               227,898       232,797
----------------------------------------------------------------------
Total shareholders' equity                   275,596       255,443
----------------------------------------------------------------------

Total                                      $ 570,383     $ 566,977
======================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                           Three Month Period Ended   Nine Month Period Ended
(In thousands, except         Sep 24,     Sep 26,       Sep 24,     Sep 26,
per share amounts)             2004        2003          2004        2003
---------------------------------------------------------------------------
Sales:
Product sales              $ 157,043   $ 154,582     $ 464,074   $ 472,166
Service sales                 38,932      37,912       115,456     106,181
---------------------------------------------------------------------------
Total sales                  195,975     192,494       579,530     578,347
Cost of sales:
Cost of products sold         84,629      84,806       260,146     260,551
Cost of services sold         13,765      13,371        41,144      36,146
---------------------------------------------------------------------------
Total cost of sales           98,394      98,177       301,290     296,697
Gross Profit                  97,581      94,317       278,240     281,650
Selling, general and
  administrative expenses     69,058      70,883       212,684     214,839
Asset impairment charges       7,885           -        10,167           -
(Gain) loss on disposal
  of assets                        8      (1,130)       (3,541)     (1,199)
Amortization of
  intangibles                    975         939         2,809       2,371
---------------------------------------------------------------------------
Income From Operations        19,655      23,625        56,121      65,639
---------------------------------------------------------------------------
Other Income (Expense):
Interest expense                (951)     (1,424)       (3,082)     (4,487)
Other - net                       77         127           267         272
---------------------------------------------------------------------------
Total                           (874)     (1,297)       (2,815)     (4,215)
---------------------------------------------------------------------------
Income Before Income Taxes    18,781      22,328        53,306      61,424
Income taxes                   6,688       7,633        19,297      22,300
---------------------------------------------------------------------------
Net Income                    12,093      14,695        34,009      39,124
Retained Earnings at
  Beginning of Period        461,974     425,130       448,688     409,110
Cash Dividends                (3,471)     (2,806)       (9,057)     (7,017)
Issuance of treasury shares
  under stock plans and other    (19)       (990)       (3,063)     (5,188)
---------------------------------------------------------------------------
Retained Earnings at
  End of Period            $ 470,577   $ 436,029     $ 470,577   $ 436,029
===========================================================================
Weighted Average Shares
  Outstanding:
    Basic                     27,182      27,760        27,339      27,747
    Diluted                   27,906      28,488        28,112      28,383
===========================================================================
Earnings Per Common Share:
   Basic                   $    0.44   $    0.53     $    1.24   $    1.41
   Diluted                 $    0.43   $    0.52     $    1.21   $    1.38
===========================================================================
Cash Dividends Per
  Common Share             $    0.125  $    0.10     $    0.325  $    0.25
===========================================================================

See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Month Period Ended
                                                        Sep 24,      Sep 26,
(In thousands)                                           2004         2003
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                            $  34,009    $  39,124
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                           27,551       27,664
  Amortization of refundable contract payments           18,733        9,980
  Other amortization                                      7,284        6,871
  Stock-based compensation                                2,839        1,775
  Tax benefits from stock-based compensation              2,324        1,306
  Gain on disposal of assets                             (3,541)      (1,199)
  Asset impairment charges                               10,167            -
  Deferred income taxes                                  12,505       (2,541)
  Other                                                   1,419        1,346
  Change in assets and liabilities:
    Accounts receivable                                 (15,550)      (4,770)
    Income taxes receivable                             (12,924)           -
    Inventories and other current assets                  2,964       (1,579)
    Deferred revenues                                     1,932        2,496
    Accounts payable and accrued liabilities              7,498       (1,861)
    Refundable contract payments                        (20,270)     (40,081)
-----------------------------------------------------------------------------
Net cash provided by operating activities                76,940       38,531
-----------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (20,741)     (21,134)
Proceeds from sale of property, plant and equipment       5,522        3,038
Payment for acquisition of businesses -
  net of cash acquired                                   (7,118)     (11,303)
Long-term investments and other assets                     (130)       1,270
-----------------------------------------------------------------------------
Net cash used in investing activities                   (22,467)     (28,129)
-----------------------------------------------------------------------------

FINANCING ACTIVITIES:
Credit facility borrowings                              197,107      224,443
Credit facility payments                               (226,664)    (228,443)
Repayment of long-term debt                                 (89)        (103)
Repurchases of stock                                    (20,738)     (19,138)
Issuance of treasury stock                               10,528        7,067
Dividends paid                                           (9,057)      (7,017)
Other - net                                              (1,721)         257
-----------------------------------------------------------------------------
Net cash used in financing activities                   (50,634)     (22,934)
-----------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents          3,839      (12,532)
Cash and cash equivalents at beginning of period          8,525       19,218
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  12,364    $   6,686
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 24, 2004
                                   (Unaudited)

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

The accumulated postretirement benefit obligations and net periodic postretirement benefit cost included in the accompanying condensed consolidated financial statements and notes to condensed consolidated financial statements do not reflect the effects of the Act on the health care benefit plan because the Company is currently unable to determine whether plan benefits are at least actuarially equivalent to portions of the Act due to the lack of final regulations regarding this determination. Management does not believe that the effects of the Act will materially affect the Company's postretirement obligations or its future postretirement benefit expense.

Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. If the Company accounted for stock-based compensation using the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the three and nine month periods ended September 24, 2004 and September 26, 2003 would have changed to the pro forma amounts listed below:


                       Three Month Period Ended   Nine Month Period Ended
(In thousands, except       Sep 24,    Sep 26,      Sep 24,   Sep 26,
per share amounts)           2004       2003         2004      2003
------------------------------------------------------------------------
Net income:
  As reported               $12,093    $14,695      $34,009   $39,124
  Add: stock-based
    compensation expense
    included in reported
    net income, net of tax      738        349        1,732     1,083
  Deduct: stock-based
    compensation expense
    determined under the
    fair value based method
    for all awards,
    net of tax               (1,651)    (1,445)      (4,618)   (4,362)
------------------------------------------------------------------------
Pro forma net income        $11,180    $13,599      $31,123   $35,845
========================================================================

Earnings per common share:
  As reported
    Basic                   $  0.44    $  0.53      $  1.24   $  1.41
    Diluted                 $  0.43    $  0.52      $  1.21   $  1.38
  Pro forma
    Basic                   $  0.41    $  0.49      $  1.14   $  1.29
    Diluted                 $  0.40    $  0.48      $  1.11   $  1.26


Pro forma compensation costs associated with options granted under the employee stock purchase plan were estimated based on the discount from market value. There were no stock options granted during the third quarter of 2004. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for the nine month periods ended September 24, 2004 and September 26, 2003:

                                                 Nine Month Period Ended
                                                    Sep 24,     Sep 26,
                                                     2004        2003
------------------------------------------------------------------------
Fair value per option                               $ 9.60     $ 7.98

Weighted average assumptions:
  Dividend yield                                      1.4%       1.4%
  Expected volatility                                36.1%      40.8%
  Risk-free interest rate                             4.1%       4.0%
  Expected life (years)                               5.0        5.2


3.   Acquisitions

All acquisitions in 2004 and 2003 were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of each acquired business have been included in the Company's operations beginning as of the date of the particular acquisition.

2004 Acquisitions

On July 7, 2004, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired certain assets and exclusive distribution and licensing rights related to the CheckQuest(R) item processing and CaptureQuest(R) electronic document management solutions from Mitek Systems, Inc. Mitek Systems is a provider of recognition software-based fraud protection and document processing solutions to banks and other businesses, and licenses its recognition engine toolkits to major software and hardware providers in the imaging and document processing industry. CheckQuest provides financial institutions with a check imaging and item processing solution that enables them to take advantage of the efficiencies offered by the Federal Check Clearing for the 21st Century Act. CaptureQuest is an electronic document management system that allows financial institutions to file, distribute, archive, retrieve and automatically process documents and forms of all types and quantities. As part of the agreement, HFS has also licensed from Mitek Systems the QuickStrokes(R) family of recognition toolkits and the QuickFX(R) Pro form identification toolkit for use with CheckQuest and a variety of other applications.

On April 30, 2004, HFS acquired certain assets related to the electronic mortgage document business of Greatland Corporation. Greatland is a provider of forms technology, compliance expertise and software compatible products used to meet the needs of businesses to convey regulatory information. The Greatland mortgage document set is employed by many of the industry's leading mortgage lenders and mortgage loan origination system technology providers. Greatland's electronic mortgage document products will allow Software and Services to build on its leadership position in compliance and mortgage solutions.

The combined purchase price of net assets acquired through acquisitions in 2004 totaled approximately $7.1 million. The fair value of assets and liabilities at the acquisition dates consisted of deductible goodwill of $5.4 million, other intangible assets of $3.4 million (estimated weighted average useful life of eight years), other assets of $0.7 million and assumed liabilities of $2.4 million. The allocations of purchase price are subject to refinement as the Company finalizes the valuation of certain assets and liabilities. The pro forma effects of the 2004 acquisitions were not material to the Company's results of operations.

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

4.   Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the nine month period ended September 24, 2004 are as follows (in thousands):



                         Printed   Software &
                        Products    Services     Scantron   Consolidated
------------------------------------------------------------------------
Balances as of
  December 31, 2003      $ 24,709   $149,474      $ 43,566    $217,749
Goodwill acquired
  in 2004                       -      5,362             -       5,362
Purchase price
  allocation adjustments        -         80             -          80
------------------------------------------------------------------------
Balances as of
  September 24, 2004     $ 24,709   $154,916      $ 43,566    $223,191
========================================================================


Intangible assets with definitive lives were comprised of the following (in thousands):

                   September 24, 2004              December 31, 2003
------------------------------------------------------------------------
             Gross                Net        Gross                Net
            Carrying    Accum.  Carrying    Carrying   Accum.   Carrying
             Amount     Amort.   Amount      Amount    Amort.    Amount
------------------------------------------------------------------------
Developed
 technology  $25,314  $(13,912)  $11,402    $24,787  $(11,851)  $12,936
Customer
 lists        27,405   (14,890)   12,515     25,900   (12,366)   13,534
Trademarks     3,800      (784)    3,016      3,800      (499)    3,301
Content        2,300      (500)    1,800      2,300      (327)    1,973
------------------------------------------------------------------------
  Total      $58,819  $(30,086)  $28,733    $56,787  $(25,043)  $31,744
========================================================================


Carrying amounts of developed technology and content are included in the other assets caption on the balance sheets and the related amortization expense is included in the cost of sales caption on the statements of income.

Aggregate amortization expense for intangible assets totaled $6.9 million and $6.5 million for the nine month periods ended September 24, 2004 and September 26, 2003, respectively.

The estimated future intangible amortization expense as of September 24, 2004 is as follows (in thousands):

Year                                                     Amount
--------------------------------------------------------------------
Remaining 2004                                          $ 1,869
2005                                                      6,680
2006                                                      6,121
2007                                                      5,196
2008                                                      3,593
Thereafter                                                5,274
--------------------------------------------------------------------
Total                                                   $28,733
====================================================================


5.   Asset Impairment Charges

In September 2004, the Company concluded that upgrading certain existing customer care systems in its Printed Products segment will be more economical than continued development of portions of certain new customer care systems for the segment. The decision to terminate development efforts required a non-cash, pre-tax impairment charge of $7.9 million. The Company will continue with development and implementation of the remaining portions of the customer care infrastructure project for the Printed Products segment.

During the second quarter of 2004, a Printed Product's facility was closed pursuant to the plant consolidation plan (see note 6). A $2.3 million charge, which is included in asset impairment charges on the statement of income, was recorded to adjust the basis of the facility to its estimated fair value and the fair value was reclassified as held for sale (see note 7).

6.   Reorganization

In September 2003, the Company announced a reorganization of its Printed Products operations including the consolidation of its domestic manufacturing operations from 14 plants to 9 plants, which was completed during the third quarter of 2004. Two of the facilities that were closed were leased. One of these facilities is under lease through late 2005 and the other is under lease through mid-2010. During the third quarter of 2004, the Company sublet the latter facility to a third party for the remaining term of the lease.

In addition to the plant consolidation, Printed Products implemented other staffing reductions beginning in the fourth quarter of 2003 which have continued throughout 2004. These actions were primarily due to excess capacity in production facilities resulting from efficiencies realized from digital printing technology and other production and support systems and lower volumes attributable to the losses of certain large customers, including a direct check marketer, and general market volume decline.

The Company estimates net pre-tax expenses associated with the plant consolidations will total $8.0 million consisting of employee severance ($2.8 million), revision of depreciable lives and salvage values of furniture and equipment, asset impairment charge and disposal gains and losses ($2.1 million), relocation and other costs ($2.2 million) and contract termination costs related to leaseholds ($0.9 million). The other staffing reduction actions are expected to result in a total estimated expense of $5.1 million related to employee severance costs.

The following is the cumulative net costs of these actions incurred through September 24, 2004 (in thousands):

                                                                Staffing
                                                  Plant        Reduction
                                              Consolidation     Actions
----------------------------------------------------------------------------------
Employee severance                               $ 2,827        $ 4,545
Revision of depreciable lives and
  salvage values                                   3,458              -
Asset impairment charge and
  disposal (gains) and losses                     (1,330)             -
Relocation and other costs                         2,061              -
Contract termination costs related
  to leaseholds                                      850              -
----------------------------------------------------------------------------------
Total                                            $ 7,866        $ 4,545
==================================================================================


Plant consolidation costs are included in cost of goods sold except for asset impairment charges ($2.3 million) and net disposal gains ($3.6 million).

The following reconciles the beginning and ending liability balances for the nine month period ended September 24, 2004 related to these actions and are included in the other accrued liabilities caption on the balance sheet (in thousands):

                                     Charged to          Utilized
                        Beginning    Costs and     --------------------     Ending
                          Balance     Expenses      Cash      Non-Cash     Balance
----------------------------------------------------------------------------------
Plant consolidation:
  Employee severance     $  1,659   $  1,096    $  (2,193)  $       -    $    562
  Revision of
    depreciable lives
    and salvage values          -      1,321            -      (1,321)          -
  Asset impairment charge
    and disposal (gains)
    and losses                  -     (1,330)       5,301      (3,971)          -
  Relocation and other
    costs                       -      1,979       (1,979)          -           -
  Contract termination
    costs related to
    leaseholds                  -        850         (194)        167         823
Staffing reduction
  actions:
  Employee severance        1,125      1,644       (2,659)          -         110
----------------------------------------------------------------------------------
Total                    $  2,784   $  5,560    $  (1,724)  $  (5,125)   $  1,495
==================================================================================


7.   Property Held for Sale

At September 24, 2004, property held for sale was $6.2 million, which consisted of the Company's Printed Products facilities in St. Louis, Missouri and Denver, Colorado. Management is actively marketing the sale of both facilities.

During the second quarter of 2004, a Printed Products facility in Denver was closed pursuant to the plant consolidation plan. A $2.3 million charge, which is included in asset impairment charges on the statement of income, was recorded to adjust the basis of the facility to its estimated fair value and the fair value was reclassified as held for sale. During the first quarter of 2004, the Company sold its Printed Products' facility in San Diego, California, which became available pursuant to the plant consolidation plan, and realized a pre-tax gain of $3.7 million on the sale of the facility.

8.   Income Taxes

The Company's consolidated effective income tax rates were 36.2% and 36.3% for the first nine months of 2004 and the first nine months of 2003, respectively. The lower effective income tax rate for the first nine months of 2004 resulted primarily from favorable adjustments related to the partial closure of a review by the Internal Revenue Service of the Company's income tax filings for 1999 and 2000 and an adjustment for prior year foreign transfer pricing agreements.

9.   Inventories

As of September 24, 2004 and December 31, 2003, inventories consisted of the following (in thousands):

                                         September 24,    December 31,
                                             2004            2003
----------------------------------------------------------------------
Raw materials                             $ 12,814        $ 13,028
Work in progress                               832             920
Finished goods                               1,761           1,569
----------------------------------------------------------------------
Total                                     $ 15,407        $ 15,517
======================================================================


10.   Long Term Debt

In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million. As a result, the Credit Facility will decrease by $5.0 million per annum to $400.0 million at the 2009 maturity date. As of September 24, 2004, the total size of the Credit Facility was $422.5 million. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin specified in the agreement): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At September 24, 2004, the Company had $97.5 million in outstanding cash borrowings under the Credit Facility, $5.5 million in outstanding letters of credit and $319.5 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at September 24, 2004 was 2.34%.

11.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the three and nine month periods ended September 24, 2004 and September 26, 2003 was as follows (in thousands):

                        Three Month Period Ended   Nine Month Period Ended
                            Sep 24,     Sep 26,      Sep 24,     Sep 26,
                             2004        2003         2004        2003
------------------------------------------------------------------------
Net income:                 $12,093     $14,695      $34,009     $39,124
Other comprehensive
 Income (loss):
 Foreign exchange
  translation adjustments       173        (270)          (1)        257
 Unrealized gains (losses)
  on investments, net
  of  $(1), ($21), $15, and
  ($1,132) in tax benefits
  (provisions)                    2          33          (24)         96
 Changes in fair value of
  cash flow hedging
  instruments, net of ($30),
  ($242),($175) and ($522)
  in tax (provisions)            46         378          273         817
------------------------------------------------------------------------
Comprehensive income        $12,314     $14,836      $34,257     $40,294
========================================================================


12.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three and nine month periods ended September 24, 2004 and September 26, 2003 is as follows (in thousands, except per share amounts):


                        Three Month Period Ended   Nine Month Period Ended
                            Sep 24,    Sep 26,       Sep 24,    Sep 26,
                             2004       2003          2004       2003
------------------------------------------------------------------------
Computation of basic earnings per common share:
Numerator
  Net Income                $ 12,093   $ 14,695      $ 34,009   $ 39,124
------------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding               27,038     27,641        27,203     27,634
  Weighted average deferred
    shares outstanding under
    non-employee directors
    compensation plan            144        119           136        113
------------------------------------------------------------------------
Weighted average shares
  outstanding - basic         27,182     27,760        27,339     27,747
------------------------------------------------------------------------
Earnings per share-basic    $   0.44   $   0.53      $   1.24   $   1.41
========================================================================

Computation of diluted earnings per common share:
Numerator
  Net Income                $ 12,093   $ 14,695      $ 34,009   $ 39,124
------------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding - basic       27,182     27,760        27,339     27,747
  Dilutive effect of stock
    options and restricted
    stock                        724        728           773        636
------------------------------------------------------------------------
Weighted average shares
  outstanding - diluted       27,906     28,488        28,112     28,383
------------------------------------------------------------------------
Earnings per share-diluted  $   0.43   $   0.52      $   1.21   $   1.38
========================================================================


13.   Postretirement Benefits

The Company sponsors two unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. During the three and nine month periods ended September 24, 2004, the Company contributed $0.3 million and $0.8 million, respectively, to the plans.

Net periodic postretirement costs for the three and nine month periods ended September 24, 2004 and September 26, 2003 are summarized as follows (in thousands):

                        Three Month Period Ended   Nine Month Period Ended
                           Sep 24,    Sep 26,        Sep 24,    Sep 26,
                            2004       2003           2004       2003
------------------------------------------------------------------------
Interest on APBO           $ 198      $ 348          $  906     $1,047
Net amortization              (7)        70             165        211
------------------------------------------------------------------------
Total                      $ 191      $ 418          $1,071     $1,258
========================================================================


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

Selected summarized financial information for the three and nine month periods ended September 24, 2004 and September 26, 2003 was as follows (in thousands):

                              Business Segment
                     -------------------------------
                     Printed   Software &               Corporate &    Consoli-
                    Products    Services    Scantron   Eliminations    dated
------------------------------------------------------------------------------
Three month period ended:

  September 24, 2004
    Sales           $ 117,908  $ 47,264    $ 31,628   $   (825)     $ 195,975
    Income (loss)
      before income
      taxes             9,683     7,369       9,786     (8,057)        18,781

  September 26, 2003
    Sales           $ 118,384  $ 44,512    $ 30,051   $   (453)     $ 192,494
    Income (loss)
      before income
      taxes            17,042     2,869       7,628     (5,211)        22,328

Nine month period ended:

  September 24, 2004
    Sales           $ 356,497  $139,743    $ 85,338   $ (2,048)     $ 579,530
    Income (loss)
      before income
      taxes            38,194    15,002      23,585    (23,475)        53,306

  September 26, 2003
    Sales           $ 369,366  $126,743    $ 83,483   $ (1,245)     $ 578,347
    Income (loss)
      before income
      taxes            54,809    10,745      16,692    (20,822)        61,424


15.  Contingencies

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

Critical Accounting Policies

In the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003 (the "2003 Form 10-K"), the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, impairment of long-lived assets, goodwill and other intangible assets, software and other developmental costs, income taxes and stock-based compensation. The Company believes there were no significant changes in the status of its accounting policies during the nine month period ended September 24, 2004 to warrant further disclosure. See the 2003 Form 10-K for additional disclosure with respect to the Company's critical accounting policies.

Significant Events

In September 2004, the Company concluded that upgrading certain existing customer care systems in its Printed Products segment will be more economical than continued development of portions of certain new customer care systems for the segment. The decision to terminate development efforts required a non-cash pre-tax impairment charge of $7.9 million. The Company will continue with development and implementation of the remaining portions of the customer care infrastructure project for the Printed Products segment.

In September 2003, the Company announced a reorganization of its Printed Products operations including the consolidation of its domestic manufacturing operations from 14 plants to 9 plants, which was completed during the third quarter of 2004. Two of the facilities that were closed were leased. One of these facilities is under lease through late 2005 and the other is under lease through mid-2010. During the third quarter of 2004, the Company sublet the latter facility to a third party for the remaining term of the lease.

In addition to the plant consolidation, Printed Products implemented other staffing reductions beginning in the fourth quarter of 2003 which have continued throughout 2004. These actions were primarily due to excess capacity in production facilities resulting from efficiencies realized from digital printing technology and lower volumes attributable to the losses of certain large customers, including a direct check marketer, and general market volume decline. The Company believes these actions will bring its production and support structures in line with its business levels. Management expects to achieve savings increasing to approximately $20 million on an annual run rate basis by the end of 2005 as a result of the reorganization.

The Company estimates net pre-tax expenses associated with the plant consolidations will total $8.0 million consisting of employee severance ($2.8 million), revision of depreciable lives and salvage values of furniture and equipment, asset impairment charge and disposal gains and losses ($2.1 million), relocation and other costs ($2.2 million) and contract termination costs related to leaseholds ($0.9 million). The other staffing reduction actions are expected to result in a total estimated expense of $5.1 million related to employee severance costs.

The following table presents plant consolidation and other staffing reduction actions net expenses by income statement caption for the three and nine periods ended September 24, 2004 and September 26, 2003 (in thousands):

                        Three Month Period Ended   Nine Month Period Ended
                           Sep 24,     Sep 26,       Sep 24,     Sep 26,
                            2004        2003          2004        2003
---------------------------------------------------------------------------
Plant consolidation
  expenses:
  Cost of products sold    $(348)      $ 132         $5,247       $ 132
  Asset impairment
    charges                    -           -          2,282           -
  (Gain) on asset
    disposals                  -           -         (3,612)          -
---------------------------------------------------------------------------
Total                      $(348)      $ 132         $3,917       $ 132
===========================================================================

Other staffing reduction
    actions:
  Selling, general and
    administrative
    expenses               $ 371       $   -         $1,644       $   -
===========================================================================


RESULTS OF OPERATIONS - THIRD QUARTER OF 2004 VERSUS THIRD QUARTER OF 2003

Sales

Consolidated sales and sales by segment for the three month periods ended September 24, 2004 and September 26, 2003 were as follows (in thousands):

                                 Three Month Period Ended
                         September 24, 2004       September 26,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $117,908    60.2%         $118,384     61.5%
  Software & Services    47,264    24.1%           44,512     23.1%
  Scantron               31,628    16.1%           30,051     15.6%
  Eliminations             (825)   (0.4%)            (453)    (0.2%)
----------------------------------------------------------------------
Total                  $195,975   100.0%         $192,494    100.0%
======================================================================


Consolidated sales increased $3.5 million, or 1.8%, to $196.0 million in the third quarter of 2004 from $192.5 million in the third quarter of 2003. Sales increases in Software & Services and Scantron more than offset a decrease in Printed Products sales. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms and other products increased 1.6% to $157.0 million in the third quarter of 2004 from $154.6 million in the third quarter of 2003. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased 2.7% to $38.9 million in the third quarter of 2004 from $37.9 million in the third quarter of 2003.

Printed Products sales decreased $0.5 million, or 0.4%, to $117.9 million in the third quarter of 2004 from $118.4 million in the third quarter of 2003. Domestic imprint check printing operations were unfavorably impacted by an average price per unit decrease of 4.6% partially offset by a volume increase of 3.5%. The decrease in average price per unit was primarily due to incentives and price reductions resulting from contract renewals. The volume increase was primarily a result of a favorable impact from a package size change made during the second half of 2003 and increased volumes in some large accounts partially offset by general market volume decline. Sales of computer checks and related products increased 2.7% in the third quarter of 2004 compared to the third quarter of 2003 due primarily to the addition of a new retail customer in 2004 partially offset by lower sales from financial institution channels and lower pricing on increased volume with a large software customer. Sales of direct marketing activities increased 2.9% in the third quarter of 2004 compared to the third quarter of 2003 primarily due to higher direct marketing sales partially offset by lower investment services and analytical services sales.

Software & Services sales increased $2.8 million, or 6.2%, to $47.3 million in the third quarter of 2004 from $44.5 million in the third quarter of 2003. The increase in sales was due primarily to the acquisitions of certain assets of Greatland Corporation in April 2004 and Mitek Systems in July 2004 (see Note 3 to the Condensed Consolidated Financial Statements included in this report). Excluding the impact of the acquisitions, Software & Services sales increased approximately $1.6 million, or 3.6%, due primarily to the initial recognition of revenue related to the release of a new mortgage loan product in 2004. Sales of core systems products and services increased 5.7% in the third quarter of 2004 compared to the third quarter of 2003 primarily due to increased customer installations of banking systems and item processing/electronic document management sales resulting from the business acquired from Mitek Systems. The core system sales increase was partially offset by lower add-on sales for credit union systems. Retail and lending solutions sales increased 6.8% in the third quarter of 2004 compared to the third quarter of 2003 primarily due to increased sales in mortgage solutions, resulting from the initial revenue recognition for a new mortgage loan product, and to business acquired from the Greatland Corporation.

Software & Services backlog at the end of the third quarter of 2004 was $96.4 million, an increase of 5.8% compared to $91.1 million at the end of the third quarter of 2003, and decreased $1.0 million, or 1.0%, from $97.4 million at the end of the second quarter of 2004. The increase from the third quarter of 2003 was due primarily to stronger bookings of banking and credit union systems over that twelve-month period. The decrease from the second quarter of 2004 was due to the initial recognition of revenue related to the release of a new mortgage product. Excluding the impact of the acquisitions, backlog increased 3.8% from the third quarter of 2003. Approximately $42.6 million, or 44.2%, of the backlog at September 24, 2004 is expected to be realized over the next twelve months and $53.8 million, or 55.8%, is expected to be realized beyond the next twelve months due to the long-term nature of certain service contracts.

Scantron sales increased $1.5 million, or 5.2%, to $31.6 million in the third quarter of 2004 from $30.1 million in the third quarter of 2003 due primarily to increases in sales of forms, software and services for education, survey services, and field services. Scantron backlog at the end of the third quarter of 2004 was $22.0 million, of which $20.9 million is expected to be realized in twelve months or less.

Gross Profit

Consolidated gross profit and gross profit by segment for the three month periods ended September 24, 2004 and September 26, 2003 were as follows (in thousands):

                                 Three Month Period Ended
                         September 24, 2004      September 26,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 47,610    40.4%         $ 47,653     40.3%
  Software & Services    31,780    67.2%           29,336     65.9%
  Scantron               18,191    57.5%           17,328     57.7%
----------------------------------------------------------------------
Total                  $ 97,581    49.8%         $ 94,317     49.0%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products gross profit in the third quarter of 2004 decreased $0.1 million, or 0.1%, from $47.7 million in the third quarter of 2003 to $47.6 million in the third quarter of 2004 and increased as a percentage of sales from 40.3% in the third quarter of 2003 to 40.4% in the third quarter of 2004. Gross profit increases in domestic imprint check printing operations and direct marketing and investment services were more than offset by a decrease in gross profit in computer checks and related products operations. Gross profit in domestic imprint operations increased due to production efficiencies, primarily a result of the plant consolidations, which more than offset a decrease in sales. Gross profit in direct marketing activities increased due to a sales increase as well as efficiencies realized from plant consolidations. Gross profit in computer checks and related products operations were unfavorably impacted by lower pricing for a large software customer and costs related to implementation of digital printing technology partially offset by higher volumes. Printed Products gross profit was also favorably impacted by a net $0.3 million decrease in plant consolidation costs, primarily due to the subleasing of a closed facility earlier and at more favorable terms than originally anticipated.

Software & Services gross profit in the third quarter of 2004 increased $2.5 million, or 8.3%, from $29.3 million in the third quarter of 2003 to $31.8 million in the third quarter of 2004. The gross profit increase was due primarily to the initial revenue recognition from a new mortgage loan product and to the Greatland and Mitek acquisitions. As a percentage of sales, Software & Services gross profit increased to 67.2% in the third quarter of 2004 from 65.9% in the third quarter of 2003.

Scantron gross profit in the third quarter of 2004 increased $0.9 million, or 5.0%, from $17.3 million in the third quarter of 2003 to $18.2 million in the third quarter of 2004. The gross profit increase was due primarily to the increase in overall sales volume. As a percentage of sales, Scantron gross profit decreased to 57.5% in the third quarter of 2004 from 57.7% in the third quarter of 2003.

Selling, General & Administrative Expenses (SG&A)

Consolidated SG&A and SG&A by segment for the three month periods ended September 24, 2004 and September 26, 2003 were as follows (in thousands):

                                 Three Month Period Ended
                         September 24, 2004      September 26,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 30,081    25.5%         $ 31,389     26.5%
  Software & Services    23,508    49.7%           25,595     57.5%
  Scantron                8,318    26.3%            9,666     32.2%
  Corporate               7,151                     4,233
----------------------------------------------------------------------
Total                  $ 69,058    35.2%         $ 70,883     36.8%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products SG&A decreased $1.3 million, or 4.2%, to $30.1 million in the third quarter of 2004 from $31.4 million in the third quarter of 2003. The decrease was primarily due to lower selling, client support and information technology expenses primarily due to staffing reductions actions over the previous twelve months. The decrease in Printed Products SG&A was partially offset by an increase in certain incentive compensation in 2004 compared to an adjustment to reduce such compensation in 2003 and to an increase in call center expenses.

Software and Services SG&A decreased $2.1 million, or 8.2%, to $23.5 million in the third quarter of 2004 from $25.6 million in the third quarter of 2003. The decrease was due primarily to lower headcount in 2004 compared to 2003 due to cost reduction initiatives in late 2003 and throughout 2004 and lower product development costs in 2004 compared to 2003. These reductions were partially offset by increased expenses related to operations acquired in 2004.

Scantron SG&A decreased $1.4 million, or 13.9%, to $8.3 million in the third quarter of 2004 from $9.7 million in the third quarter of 2003. The decrease was due primarily to lower selling and marketing expenses and product development costs resulting from cost reduction initiatives implemented in late 2003.

Corporate SG&A increased $3.0 million, or 68.9%, to $7.2 million in the third quarter of 2004 from $4.2 million in the third quarter of 2003. The increase was primarily due to an increase in certain incentive compensation in 2004 compared to an adjustment to reduce such compensation in 2003, increased stock-based compensation costs in 2004 related to restricted stock grants, and increased professional fees in 2004 related primarily to audit services for Sarbanes-Oxley compliance and tax services.

Asset Impairment Charges

As previously mentioned, the Company recorded a $7.9 million asset impairment charge in the third quarter of 2004 related to certain portions of the Printed Products customer care infrastructure project.

(Gain) Loss on Disposal of Assets

During the third quarter of 2003, the Company realized a net gain of $1.1 million on the disposal of assets primarily consisting of a $0.8 million gain in Printed Products on the sale of a former check printing facility and a $0.2 million gain in Corporate on the sale of certain property.

Consolidated Income from Operations

Consolidated income from operations decreased $3.9 million, or 16.8%, to $19.7 million in the third quarter of 2004 from $23.6 million in the third quarter of 2003, primarily due to the $7.9 million asset impairment charge. The impact of the charge was partially offset by Software & Services' and Scantron's gross profit increases and lower SG&A.

Other Income (Expense)

Other Income (Expense) decreased $0.4 million to an expense of $0.9 million in the third quarter of 2004 from an expense of $1.3 million in the third quarter of 2003. The decrease was due primarily to lower average interest rates in effect during the third quarter of 2004 compared to the third quarter of 2003 and also due to lower average debt outstanding during the third quarter of 2004 compared with the third quarter of 2003. The lower average interest rates were primarily due to reduced borrowings at higher fixed rates during the third quarter of 2004 compared to the third quarter of 2003.

Consolidated Income Before Income Taxes

Consolidated income before income taxes decreased $3.5 million, or 15.9%, to $18.8 million in the third quarter of 2004 from $22.3 million in the third quarter of 2003 due to decreased income from operations.

Income Taxes

Consolidated effective income tax rates were 35.6% and 34.2% for the third quarter of 2004 and the third quarter of 2003, respectively. The effective tax rate for the third quarter of 2004 was favorably impacted by an adjustment for foreign transfer pricing agreements as well as a reduction in the effective state rate in 2004 and state retraining credits. The effective tax rate for the third quarter of 2003 was favorably impacted by adjustments related to a reduction in the effective state rate in 2003, a favorable renewal in late 2003 of an industrial revenue grant related to the Company's operations in Puerto Rico and by the release of a portion of the valuation allowance related to the utilization of capital loss carryforwards.

Net Income and Earnings Per Share

Net income in the third quarter of 2004 was $12.1 million compared to $14.7 million in the third quarter of 2003. Basic and diluted earnings per share were $0.44 and $0.43, respectively, for the third quarter of 2004 compared to basic and diluted earnings per share of $0.53 and $0.52, respectively, for the same period in 2003.

RESULTS OF OPERATIONS - YEAR TO DATE 2004 VERSUS YEAR TO DATE 2003

Sales

Consolidated sales and sales by segment for the nine month periods ended September 24, 2004 and September 26, 2003 were as follows (in thousands):

                                 Nine Month Period Ended
                         September 24, 2004      September 26,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $356,497    61.5%         $369,366     63.9%
  Software & Services   139,743    24.1%          126,743     21.9%
  Scantron               85,338    14.7%           83,483     14.4%
  Eliminations           (2,048)   (0.4%)          (1,245)    (0.2%)
----------------------------------------------------------------------
Total                  $579,530   100.0%         $578,347    100.0%
======================================================================


Consolidated sales increased $1.2 million, or 0.2%, to $579.5 million for the nine month period ended September 24, 2004 from $578.3 million for the nine month period ended September 26, 2003. Sales increases in Software & Services and Scantron more than offset a decrease in Printed Products sales. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms and other products decreased $8.1 million, or 1.7%, to $464.1 million for the first nine months of 2004 from $472.2 million in the first nine months of 2003. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased $9.3 million, or 8.7%, to $115.5 million for the first nine months of 2004 from $106.2 million for the first nine months of 2003.

Printed Products sales decreased $12.9 million, or 3.5%, to $356.5 million in the first nine months of 2004 from $369.4 million in the first nine months of 2003. Domestic imprint check printing operations, which accounted for a majority of the sales decrease, were unfavorably impacted by a volume decrease of 1.8% and a decrease in the average price per unit of 4.3%. The volume decrease was primarily due to the loss of certain large customers during 2003, including a direct check marketer, and to general market volume decline. The decrease in the average price per unit was due primarily to incentives and price reductions resulting from contract renewals, partially offset by the loss of lower priced business. Sales of computer checks and related products increased 4.2% for the first nine months of 2004 compared to the first nine months of 2003 due primarily to the addition of a new retail customer in 2004 and increased sales with an existing customer in 2004. Sales of direct marketing activities decreased 7.1% for the first nine months of 2004 compared to the first nine months of 2003 due primarily to lower direct marketing sales in several large accounts, lower investment services sales and lower analytical services sales attributable to contracts not being renewed with certain major banks.

Software & Services sales increased $13.0 million, or 10.3%, to $139.7 million in the first nine months of 2004 from $126.7 million in the first nine months of 2003. The increase in sales was due primarily to the acquisitions of Premier Systems, Inc. ("PSI") in 2003 and certain assets acquired from Greatland and Mitek in 2004. Excluding the impact of the acquisitions, Software & Services sales increased approximately $3.3 million, or 2.6%, due primarily to initial recognition of revenue related to the release of a new mortgage loan product in 2004, increased user conference fees and increases in core systems and retail solutions sales, partially offset by a decrease in lending solutions sales. Core system sales increases were primarily due to increased customer installations of banking systems. Retail solutions sales increases were primarily due to higher sales of branch automation products, partially offset by lower sales in customer relationship management applications. Lending solutions sales decreases were primarily in mortgage solutions attributable to lower refinancing activity during 2004 partially offset by the initial revenue recognition for a new mortgage loan product.

Scantron sales increased $1.8 million, or 2.2%, to $85.3 million in the first nine months of 2004 from $83.5 million in the first nine months of 2003 due primarily to increases in sales of forms, software and services for education, survey services and field services partially offset by decreases in sales of imaging solutions.

Gross Profit

Consolidated gross profit and gross profit by segment for the nine month periods ended September 24, 2004 and September 26, 2003 were as follows (in thousands):

                                 Nine Month Period Ended
                         September 24, 2004      September 26,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $137,012    38.4%         $149,463     40.5%
  Software & Services    93,122    66.6%           86,348     68.1%
  Scantron               48,106    56.4%           45,839     54.9%
----------------------------------------------------------------------
Total                  $278,240    48.0%         $281,650     48.7%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products gross profit decreased $12.5 million, or 8.3%, from $149.5 million for the first nine months of 2003 to $137.0 million for the first nine months of 2004 and as a percentage of sales was 38.4% in the first nine months of 2004 compared to 40.5% in the first nine months of 2003. Printed Products gross profit was unfavorably impacted by sales decreases in domestic imprint check printing, direct marketing and analytical services operations and plant consolidation costs of $5.2 million during the first nine months of 2004. Gross profit in computer checks and related products operations were unfavorably impacted by lower pricing for a large software customer and costs related to implementation of digital printing technology partially offset by higher volumes.

Software & Services gross profit increased $6.8 million, or 7.8%, from $86.3 million in the first nine months of 2003 to $93.1 million in the first nine months of 2004 due primarily to the PSI acquisition, certain assets acquired from Greatland and Mitek and higher sales in credit union and community bank markets as well as higher sales of retail solutions. As a percentage of sales, Software & Services gross profit decreased to 66.6% in the first nine months of 2004 from 68.1% in the first nine months of 2003, due primarily to the lower margin nature of the acquired operations.

Scantron gross profit increased $2.3 million, or 4.9%, from $45.8 million in the first nine months of 2003 to $48.1 million in the first nine months of 2004. The gross profit increase was due primarily to an increase in sales, a change in sales mix and to unfavorable costs and production inefficiencies experienced during a facility relocation that occurred early in the first quarter of 2003. As a percentage of sales, Scantron gross profit increased to 56.4% in the first nine months of 2004 from 54.9% in the first nine months of 2003 due primarily to the change in sales mix and unfavorable costs and production inefficiencies experienced during the facility relocation early in the first quarter of 2003.

Selling, General & Administrative Expenses

Consolidated SG&A and SG&A by segment for the nine month periods ended September 24, 2004 and September 26, 2003 were as follows (in thousands):

                                 Nine Month Period Ended
                         September 24, 2004      September 26,2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 92,141    25.8%         $ 95,545     25.9%
  Software & Services    75,521    54.0%           73,451     58.0%
  Scantron               24,295    28.5%           28,919     34.6%
  Corporate              20,727                    16,924
----------------------------------------------------------------------
Total                  $212,684    36.7%         $214,839     37.1%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products SG&A decreased $3.4 million, or 3.6%, to $92.1 million in the first nine months of 2004 from $95.5 million in the first nine months of 2003. The decrease was due in part to lower selling, support and technology expenses resulting from cost reduction initiatives. These decreases were partially offset by staffing reduction severance charges of $1.6 million during the first nine months of 2004 related to the Printed Products reorganization.

Software and Services SG&A increased $2.0 million, or 2.8%, to $75.5 million in the first nine months of 2004 from $73.5 million in the first nine months of 2003. The increase was due primarily to the acquisitions during 2003 and 2004 and other core systems SG&A, which was higher in the first nine months of 2004 compared to the first nine months of 2003 resulting primarily from increased headcount and commission expense related to increased sales. Severance costs of $2.1 million related to cost reduction initiatives in 2004 also contributed to the increase in SG&A.

Scantron SG&A decreased $4.6 million, or 16.0%, to $24.3 million in the first nine months of 2004 from $28.9 million in the first nine months of 2003. The decrease was due primarily to lower selling and marketing expenses and development costs resulting from cost reduction initiatives implemented in late 2003.

Corporate SG&A increased $3.8 million, or 22.5%, to $20.7 million in the first nine months of 2004 from $16.9 million in the first nine months of 2003. The increase was due primarily to an increase in certain incentive compensation in 2004 compared to an adjustment to reduce such compensation in 2003, increased restricted stock amortization expense, higher audit fees, insurance costs and fees related to Sarbanes-Oxley compliance efforts, partially offset by a reduction in amortization expense related to an enterprise information system that became fully amortized during 2003 and lower healthcare costs in 2004.

Asset Impairment Charges

Asset impartment charges for the first nine months of 2004 totaled $10.2 million and consisted of a $7.9 million asset impairment charge in the third quarter of 2004 related to certain portions of Printed Products customer care infrastructure project and a $2.3 million charge during the second quarter of 2004 on a Printed Products' facility to adjust the basis of the facility to its estimated fair value. The facility was closed pursuant to the Printed Products plant consolidation plan.

(Gain) Loss on Disposal of Assets

During the first nine months of 2004, the Company realized a net gain of $3.5 million on the disposal of assets primarily due to a Printed Products plant consolidation-related net gain of $3.7 million realized on a facility that was closed and sold during the first quarter of 2004. During the first nine months of 2003, the Company realized a net gain of $1.2 million primarily consisting of a $0.8 million gain in Printed Products on the sale of a former check printing facility and a $0.2 million gain in Corporate on the sale of certain property.

Consolidated Income from Operations

Consolidated income from operations decreased $9.5 million, or 14.5%, to $56.1 million in the first nine months of 2004 from $65.6 million in the first nine months of 2003, primarily due to $5.6 million of net expense related to the Printed Products plant consolidation and staffing reduction activities incurred during the first nine months of 2004 as well as a $7.9 million asset impairment charge incurred in the third quarter of 2004 related to certain portions of Printed Products customer care infrastructure project.

Other Income (Expense)

Other Income (Expense) decreased $1.4 million to an expense of $2.8 million in the first nine months of 2004 from an expense of $4.2 million in the first nine months of 2003. The decrease was due primarily to lower average interest rates in effect during the first nine months of 2004 compared to the first nine months of 2003 because of lower amounts borrowed at fixed rates and also due to lower debt outstanding during the first nine months of 2004 compared with the first nine months of 2003.

Consolidated Income Before Income Taxes

Consolidated income before income taxes decreased $8.1 million, or 13.2%, to $53.3 million in the first nine months of 2004 from $61.4 million in the first nine months of 2003 due to decreased income from operations.

Income Taxes

Consolidated effective income tax rates were 36.2% and 36.3% for the first nine months of 2004 and the first nine months of 2003, respectively. The lower effective income tax rate for the first nine months of 2004 resulted primarily from favorable adjustments related to the partial closure of a review by the Internal Revenue Service of the Company's income tax filings for 1999 and 2000 and an adjustment for prior year foreign transfer pricing agreements. The effective income tax rate for the first nine months of 2003 was favorably impacted by the release of a valuation allowance related to the utilization of capital loss carryforwards and a favorable renewal in late 2003 of an industrial revenue grant related to the Company's operations in Puerto Rico.

Net Income and Earnings Per Share

Net income in the first nine months of 2004 was $34.0 million compared to $39.1 million in the first nine months of 2003. Basic and diluted earnings per share were $1.24 and $1.21, respectively, for the first nine months of 2004 compared to basic and diluted earnings per share of $1.41 and $1.38, respectively, for the same period in 2003.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Cash

Although net income for the first nine months of 2004 was $5.1 million lower than the first nine months of 2003, adjustments for non-cash charges, primarily depreciation and amortization, asset impairment charges, and lower refundable contract payments resulted in an increase in cash flows provided by operating activities for the first nine months of 2004 compared to the same period in 2003. Cash flows provided by operating activities increased $38.4 million, or 99.7%, to $76.9 million in the first nine months of 2004 from $38.5 million in the first nine months of 2003. Refundable contract payments totaled $20.3 million in the first nine months of 2004 compared to $40.1 million in the first nine months of 2003. Other primary uses of cash in the first nine months of 2004 were for the reduction of borrowed amounts ($29.6 million), purchases of treasury stock ($20.7 million), capital expenditures ($20.7 million), dividend payments to shareholders ($9.1 million) and acquisitions ($7.1 million).

Purchases of property, plant and equipment totaled $20.7 million in the first nine months of 2004, a decrease of $0.4 million, compared to $21.1 million in the first nine months of 2003 and were primarily for customer care infrastructure initiatives. The Company's customer care infrastructure initiatives for the Printed Products segment focused on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers. In September 2004, the Company concluded that upgrading certain existing customer care systems will be more economical than continued development of portions of certain new customer care systems. The decision to terminate development efforts required a non-cash, pre-tax impairment charge of $7.9 million. The Company will continue with development and implementation of the remaining portions of the customer care infrastructure project for its Printed Products segment. The Company expects total expenditures for the project over the four-year period ending in 2004 will be approximately $57 million including the $7.9 million write off, a decrease from the previously disclosed range of $65 to $70 million for the same period. Additionally, the Company anticipates it will spend approximately $4 million, primarily in 2005, to complete the remaining new systems, and it will spend approximately $14 to $18 million over the 2005-2007 period to enhance certain existing systems and infrastructure to replace the portions of the project being discontinued.

During the nine month period ended September 24, 2004, the Company repurchased 686,600 shares of its common stock at an average cost per share of $30.20. These purchases were made pursuant to an authorization approved by the Company's Board of Directors in January 2003 to repurchase 3,000,000 shares. At September 24, 2004, 1,891,422 shares were remaining under the January 2003 authorized program.

In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million, therefore the Credit Facility will decrease by $5.0 million per annum to $400.0 million at the 2009 maturity date. As of September 24, 2004, the total size of the Credit Facility was $422.5 million. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin specified in the agreement): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At September 24, 2004, the Company had $97.5 million in outstanding cash borrowings under the Credit Facility, $5.5 million in outstanding letters of credit and $319.5 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at September 24, 2004 was 2.34%.

At September 24, 2004, the Company had $12.4 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its Credit Facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities if funding beyond that available under the Credit Facility were required.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

During the nine month period ended September 24, 2004, the Company entered into agreements with certain customers, under which the Company is obligated to pay a total of $82.4 million during the years 2004 through 2009. As of September 24, 2004, the remaining payment obligations under these existing customer contracts totaled $72.4 million and are scheduled to be paid as follows: $1.3 million for the three months ending December 31, 2004; $38.2 million for the two year period ending December 31, 2006; $24.9 million for the two year period ending December 31, 2008; and $8.0 million for the periods beyond December 31, 2008. These payments are amortized as a reduction of sales over the life of the related contract and are refundable from the customer on a pro-rata basis if the contract is terminated.

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

OUTLOOK

The Company believes that its financial position continues to be strong and expects positive cash flows from operations in all business segments in 2004. However, net income for the full year of 2004 is expected to be lower than 2003 net income, largely as a result of the asset impairment charge related to certain portions of the Printed Products customer care infrastructure project and costs related to a reorganization of the Printed Products segment, including the consolidation of domestic manufacturing operations from 14 plants to 9 plants.

The Printed Products segment income is expected to improve during the fourth quarter of 2004 as cost reductions are implemented and after the majority of the reorganization expenses and expenses required to support the increased use of an outsourcing model by many financial institutions have been incurred. Some duplicate costs were incurred earlier in the year as the remaining plants not affected by the consolidation were staffed up in anticipation of the actual closure of the affected plants.

The Software & Services segment income is expected to continue to improve during the fourth quarter of 2004 as the result of the impact of new products and services and cost reduction initiatives as well as the impact of acquisitions.

The Scantron segment is expected to benefit from continuing strong sales of traditional products as well as growth in the sales of existing and new technology products. Scantron is expected to continue to benefit from cost reduction initiatives implemented throughout 2003.

The Company currently estimates that capital expenditures for 2004 will be in the range of $27 million to $30 million. The Company believes refundable contract payments in 2004 will be made at a higher level than existed before 2003, but expects such payments to be less than in 2003. The Company currently expects depreciation and amortization will total approximately $72 million in 2004, a $9 million increase over 2003, primarily due to the amortization of refundable contract payments. The Company expects its effective tax rate will be approximately 36.6% in 2004 including adjustments related to prior years. The effective tax rate for on-going operations in 2004 is expected to be approximately 37.5%.

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

Various factors may affect the Company's financial performance, including, but not limited to, those factors discussed below which could cause the Company's actual results for future periods to differ from any opinions, statements or projections expressed with respect thereto. Such differences could be material and adverse. Many variables will impact the ability to achieve sales levels, improve service quality, achieve production efficiencies and reduce expenses in Printed Products. These include, but are not limited to, the successful implementation of major new accounts and the continuing upgrade of the Company's customer care infrastructure and systems used in the Company's manufacturing, sales, marketing, customer service and call center operations.

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

While the Company believes growth opportunities exist in the Software & Services segment, there can be no assurances that the Company will achieve its revenue or earnings growth targets. The Company believes there are many risk factors inherent in its Software & Services business, including but not limited to the retention of employee talent and customers. Revenues may continue to be adversely affected by continued consolidation of financial institutions. Also, variables exist in the development of new Software & Services products, including the timing and costs of the development effort, product performance, functionality, product acceptance, competition, the Company's ability to integrate acquired companies, and general changes in economic conditions or U.S. financial markets.

Several factors outside of the Company's control could affect results in the Scantron segment. These include the rate of adoption of new electronic data collection solutions and testing and assessment methods, which could negatively impact forms, scanner sales, software and related service revenue. The Company continues to develop products and services that it believes offer state-of-the-art electronic data collection and testing and assessment solutions. However, variables exist in the development of new testing methods and technologies, including the timing and costs of the development effort, product performance, functionality, market acceptance, adoption rates, competition and the funding of education at the federal, state and local levels, all of which could have an impact on the Company's business.

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

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. At September 24, 2004, the Company had outstanding variable rate debt of $ 97.5 million. In order to manage its exposure to fluctuations in interest rates, the Company from time to time has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. As of September 24, 2004, there were no interest rate swap agreements in effect. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. The Company believes that its interest rate risk at September 24, 2004 was minimal. The impact on quarterly results of operations of a hypothetical one-point interest rate change on the outstanding debt as of September 24, 2004 would be approximately $244,000.

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

11.1     Computation of Per Share Earnings.(1)

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

                                          JOHN H. HARLAND COMPANY



Date:  November 3, 2004                By: /s/ J. Michael Riley
                                          -----------------------------

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

11.1     Computation of Per Share Earnings.(1)


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