Form 10-K
period 2004-12-31
HARLAND JOHN H CO
filed 2005-03-15
CIK 45599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-K
(Mark One)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on June 25, 2004 was $803,412,959.

The number of shares of the Registrant's Common Stock outstanding on February 25, 2005 was 27,437,591.

A portion of the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

                    John H. Harland Company and Subsidiaries
                       Index to Annual Report on Form 10-K

                                                                      Page

                             Part I

Item 1:         Business                                               3

Item 2:         Properties                                             8

Item 3:         Legal Proceedings                                      9

Item 4:         Submission of Matters to a Vote of Security Holders    9

Item 4A:        Executive Officers of the Registrant                   9


                             Part II

Item 5:         Market for the Registrant's Common Equity and
                Related Stockholder Matters                            9

Item 6:         Selected Financial Data                               10

Item 7:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   10

Item 7A:        Quantitative And Qualitative Disclosures About
                Market Risk                                           10

Item 8:         Financial Statements and Supplementary Data           10

Item 9:         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                10

Item 9A:        Controls and Procedures                               10

Item 9B:        Other Information                                     11


                            PART III

Item 10:        Directors and Executive Officers of the Registrant    11

Item 11:        Executive Compensation                                11

Item 12:        Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters        12

Item 13:        Certain Relationships and Related Transactions        12

Item 14:        Principal Accountant Fees and Services                12


                             PART IV

Item 15:        Exhibits and Financial Statement Schedules            13

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

         The Company serves its major markets through three primary business segments: Printed Products, Software and Services and Scantron. Each of these three segments is described below. Reference is made to Note 15 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K with respect to information concerning the Company's business segments, including segment sales for each of the last three fiscal years.

Recent Developments

        On March 11, 2005, the Company received verbal notification that a major customer in its Printed Products segment will not renew its current contract that expires in March 2006.

         On November 12, 2004, the Company acquired London Bridge Phoenix Software Inc. ("Phoenix System"). Phoenix System provides core processing systems in both in-house and service bureau configurations. The Company believes that Phoenix System strengthens its position in the mid-to-large community bank market.

         On July 7, 2004, the Company also acquired certain item processing and electronic document management solutions assets and operations from Mitek Systems, Inc. The Company believes that the acquisition of these assets will help its customers take advantage of certain efficiencies afforded by the Check 21 legislation which took effect on October 28, 2004, and relates to electronic check processing by financial institutions.

         In the third quarter of 2004, the Company completed the reorganization of its Printed Products segment. The reorganization was announced in 2003 and included a plant consolidation program and a reduction of selling, general and administrative expenses.

         The Company took a pre-tax impairment charge of $7.9 million in the third quarter of 2004, equivalent to $0.18 per share on a fully diluted basis. The charge is related to the development of new customer care systems for the Company's Printed Products segment. The Company determined that upgrading certain existing systems would be more economical than continued development of portions of the new systems.

         On April 30, 2004, the Company acquired certain electronic mortgage document products and operations from Greatland(TM) Corporation. The Company believes that the acquisition of these assets will help it build on its position in offering compliance solutions.

         The Company's three business segments introduced a number of new products and services in 2004. The Company believes these new products and services will help strengthen its relationships with customers and its position in the marketplace. These new products are described below.

Printed Products

         The Printed Products segment ("Printed Products") includes the Company's checks operations, as well as its direct marketing and analytical services businesses and computer checks and forms business. Segment sales of $488.7 million accounted for 61.2% of the Company's consolidated sales in 2004.

         Printed Products traditional products are checks and forms, including personal and business checks and computer checks, as well as internal bank forms. Printed Products also produces a variety of financial documents in conjunction with personal or small business financial software packages. The analytical services business sells behavioral model services to financial institutions, enabling them to, among other things, identify their customers most at risk of switching financial institutions, as well as a consumer's propensity to purchase a particular financial product.

         Printed Products has two primary competitors in the sale of checks to financial institutions. They are national financial printers that specialize in check printing, one of which has substantially greater sales and financial resources than the Company. The Company believes that the competitive factors influencing buying decisions within the Printed Products segment include pricing (which in certain circumstances may include significant upfront contract incentive payments), service, quality, and the ability to increase customer operational efficiencies and profitability. The Company became the exclusive provider of check printing services with a major customer in 2004, resulting in an increase in check volumes beginning in the fourth quarter. The Company lost business with some of its larger customers in 2003, due primarily to competitive pricing, resulting in lower volumes and profitability during the first nine months of 2004 compared to the same period in 2003. There is no assurance that the Company will not lose other significant customers or that any such losses could be offset by the addition of new customers. Other competitive pressures on the Printed Products segment include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems.

         Printed Products markets its products and services primarily in the United States. Printed Products has four distinct sales forces. One focuses on financial institutions, a second on brokerage houses, the third sells direct marketing and analytical services, while the fourth concentrates on financial software companies and office supply superstores.

         Printed Products completed a year-long reorganization in the third quarter of 2004. As part of the reorganization, Printed Products reduced the number of its domestic production facilities from 14 to 9. Printed Products also has an imprint facility in Puerto Rico. The Company has a 51% ownership in a check-printing company in Mexico, which has one production facility.

         In 2000, Printed Products began converting its imprint facilities from offset printing to digital printing technology. The conversion of all domestic imprint facilities, which cost approximately $45 million, was completed by the end of 2002. As part of the reorganization discussed above, Printed Products converted its Puerto Rico and business check facilities to digital technology.

         The Company took a pre-tax impairment charge of $7.9 million in the third quarter of 2004, equivalent to $0.18 per share on a fully diluted basis. The charge is related to the development of new customer care systems for its Printed Products segment. Total expenditures for the customer care project over the four-year period ending in 2004, including the amount written off, were approximately $57 million. The Company anticipates that it will spend approximately $4 million, primarily in 2005, to complete the remaining new systems, and it will spend approximately $14 to $18 million over the 2005-2007 period to enhance certain existing systems and infrastructure to replace portions of the systems being discontinued.

         In 2004, the Company introduced a new product in Printed Products called HarlandImpact. HarlandImpact combines the Company's digital printing technology with its Stratics behavioral models to deliver marketing messages targeted at individual consumers in their check books. The Company believes that the combination of its digital printing technology and behavioral models represents a competitive advantage in the market.

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

Software and Services

         Software and Services' operations are conducted through Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, and are composed of two primary business groups: Retail and Lending Solutions and Core Systems. HFS sells a variety of products and services that are designed to help its customers strengthen profitable relationships with their customers. These products and services include lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management ("CRM") software, branch automation solutions and core processing systems. Segment sales in 2004 were $193.8 million, which accounted for 24.3% of the Company's consolidated sales.

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

         Mortgage Solutions provides mortgage loan origination, production and servicing solutions. Like Delivery Systems, Mortgage Solutions is largely a compliance business. The Company believes HFS has a leadership position in this market segment. The Company introduced a new product, E3, which is a web-based platform solution for mortgage loan production, at the end of the first quarter of 2004.

         Retail Solutions helps financial institutions increase the profitability of customer relationships through CRM software and branch automation software.

         Retail Solutions' CRM software, Touche(R), is a complete enterprise-wide solution that allows financial institutions to manage all aspects of the customer relationship. The Company believes it is one of the most complete CRM solutions designed specifically for financial institutions. The Touche Analyzer TM module provides tools to create marketing campaigns, segment customers by demographic criteria, determine customer and product profitability, and provide research, reporting and campaign management. Touche Sales & Service TM handles all customer contacts, sales and referral activities, as well as problem resolution and service requests. Touche Messenger TM is the interaction management component responsible for fully automated, multi-channel, one-to-one campaign management to customers at every point of contact.

         Retail Solutions' branch automation offerings include ENCORE!(R) and EZTeller(R). These systems enhance the customer experience through integrated teller, platform and call center tools designed for banks of all sizes.

         Core Systems sells host processing application software to both credit unions and banks. Its products centralize customer information and facilitate high speed and reliable processing of transactions from every delivery channel. HFS has integrated its core processing solution for credit unions, the ULTRADATA(R) System, and its core processing solution for banks, the SPARAK(R) System, with 12 other Harland products and services and believes that this is an example of how HFS can differentiate itself in the market. The acquisition of Phoenix System expanded HFS' core processing solutions for mid-to-large community banks and thrifts.

         HFS backlog, which consists primarily of contracted products and services prior to delivery, was $108.6 million and $101.6 million for the years ended December 31, 2004 and 2003, respectively. The Company expects to deliver approximately 45% of the 2004 backlog within the next twelve months. Due to the long-term nature of certain service contracts, primarily in the Core Systems service bureau business, the balance of the 2004 backlog will be delivered beyond the next twelve months. Approximately 49% of the 2003 backlog was filled in 2004.

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

Scantron

         Scantron was founded in 1972 and acquired by the Company in 1988. Scantron is a leading provider of data collection, testing and assessment and field maintenance services. Its products and services include scannable forms, scanning equipment, imaging software, survey services, curriculum planning software and testing and assessment tools. Field maintenance services include installation, maintenance and repairs for computers and related equipment, as well as for Scantron optical mark recognition equipment. Segment sales for 2004 were $116.6 million, which accounted for 14.6% of the Company's consolidated sales.

         Scantron has a solid leadership position in the in-classroom testing and assessment market, where more than 80% of all high schools, colleges and universities use at least one Scantron product. In addition to the traditional Scantron system, which consists of a scanner, forms and software, Scantron introduced Achievement Series, a new product for the education market, in 2004. Achievement Series is a content-neutral testing platform that allows educators to create their own tests, as well as incorporate content from third-party publishers. Scantron has entered into strategic partnerships with several test providers to expand Achievement Series presence in the market. Other new products include Performance Series(TM), which enables educators to assess a student's grade-level proficiency in a number of subjects, and Curriculum Designer(TM), which allows educators to develop comprehensive education plans aligned to state and national education standards. These two products were obtained through the acquisition of EdVISION Corporation in 2002.

         Scantron also provides a total solution for customers using forms-based data collection methods, including printing, distributing, processing and electronic archiving.

         Scantron's markets are diverse and competitive. In addition to the education market, Scantron markets its products to the commercial and financial institution markets. The Company believes Scantron is one of the largest providers of data collection systems to commercial and educational markets in the United States. The Company believes that factors influencing the buying decisions within the Scantron segment include pricing, service, quality, product offerings and the ability to customize programs.

         There is a seasonal fluctuation in volumes sold by Scantron to the educational market, but this does not significantly affect the Company's consolidated results.

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

Foreign Sales

         The Company conducts business in Mexico and Canada. Sales outside the United States totaled $15.6 million, $9.2 million and $10.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Research and Development

         The Company's research and development costs are primarily incurred in the development of software and the enhancement of existing software products. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established and prior to its availability for sale are capitalized. The Company incurred expenses totaling $21.9 million, $22.6 million and $14.5 million in 2004, 2003 and 2002, respectively, for research and development activities.

Government Regulation

         The Company is subject to the Gramm-Leach-Bliley Act (the "GLB Act"). Under the GLB Act, financial institutions and their service providers are responsible for developing, implementing and maintaining reasonable administrative, technical and physical safeguards to protect the security, confidentiality and integrity of non-public personal information regarding financial institution customers. The Company believes it is in compliance with the GLB Act.

Employees

         As of December 31, 2004, the Company and its subsidiaries employed approximately 4,850 people.

Availability of Reports

         The Company makes available free of charge through its website, www.harland.com, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.

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

ITEM 2.  PROPERTIES

         As of December 31, 2004, the Company and its subsidiaries owned and leased facilities throughout the United States and in Canada, Puerto Rico and Mexico. The following table provides a description of the Company's principal facilities:


Location              Owned or Leased                 Function
----------------------------------------------------------------------------------
Printed Products:

  Atlanta, GA              Owned                     Corporate headquarters,
                                                     administration and sales and
                                                     marketing
  Atlanta, GA              Owned                     Information technology
  Atlanta, GA              Owned                     Operations support
  Atlanta, GA              Owned                     Production and distribution
  Atlanta, GA              Leased                    Customer service center
  Bolingbrook, IL          Leased                    Production and distribution
  Clearwater, FL           Owned                     Production and distribution
  Columbia, SC             Owned                     Production and distribution
  Glen Burnie, MD          Leased                    Production and distribution
  Grapevine, TX            Leased                    Production and distribution
  Greensboro, NC           Owned                     Production and distribution
  Hato Rey, Puerto Rico    Leased                    Production, distribution
                                                     and sales
  Mexico City, Mexico      Leased                    Production and distribution
  Milton, WA               Leased                    Production and distribution
  Salt Lake, UT            Owned                     Production, distribution and
                                                     customer service center

Software & Services:
  Atlanta, GA              Leased                    Development and support
  Bellevue, WA             Leased                    Development and support
  Birmingham, AL           Leased                    Development and support
  Bothell, WA              Leased                    Development and support
  Carrollton, TX           Leased                    Development and support
  Miamisburg, OH           Leased                    Development and support
  Denver, CO               Leased                    Development and support
  Des Moines, IA           Leased                    Service bureau
  Eagan, MN                Leased                    Development and support
  Englewood Cliffs, NJ     Leased                    Development and support
  Fargo, ND                Leased                    Development and support
  Grand Rapids, MI         Leased                    Development and support
  Lake Mary, FL            Leased                    Administration, development
                                                     and support
  Pleasanton, CA           Leased                    Development and support
  Portland, OR             Leased                    Development and support
  Poway, CA                Leased                    Development and support
  Vienna, VA               Leased                    Development and support

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to all executive officers of the Company.

         Name              Age                       Office Held
Timothy C. Tuff            57       Chairman, President and Chief Executive
                                    Officer
Arlene S. Bates            53       Senior Vice President, Human Resources
Charles B. Carden          60       Senior Vice President and Chief Financial
                                    Officer
John T. Heald, Jr.         59       President, Harland Printed Products
John C. Walters            64       Senior Vice President, Secretary and
                                    General Counsel

         Mr. Tuff joined the Company as President and Chief Executive Officer in 1998 and was named Chairman in 2000.

         Ms. Bates has been employed by the Company since 1980 and has served as Vice President of Human Resources since 1993 and was named Senior Vice President in 2003.

         Mr. Carden joined the Company in 1999 as Vice President and Chief Financial Officer and was named Senior Vice President and Chief Financial Officer in 2003.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange under the symbol "JH." As of February 25, 2005, the Company had 3,187 shareholders of record. See the information with respect to quarterly market information and dividend information for the Company's common stock, which is set forth on page F57. The Company has an established policy of making quarterly dividend payments to shareholders. The Company expects to pay future cash dividends depending upon the Company's pattern of growth, profitability, financial condition and other factors which the Board of Directors may deem appropriate.

During the fourth quarter ended December 31, 2004, the Company made the following purchases of treasury stock:


                                                  Total
                                                Number of     Maximum
                                                  Shares     Number of
                             Total    Average   Purchased      Shares
                            Number     Price    as Part of   Remaining
                             of        Paid      Publicly      Under
                            Shares      Per     Announced     Authorized
Period                     Purchased   Share      Program(1)   Program
-------------------------------------------------------------------------
September 25 - October 31    50,000   $32.56       50,000    1,841,422
November 1 - November 30    411,800    34.00      411,800    1,429,622
December 1 - December 31    250,900    35.59      250,900    1,178,722
-------------------------------------------------------------------------
Total                       712,700   $34.46      712,700    1,178,722
=========================================================================

(1) On January 28, 2003, the Company's Board of Directors authorized the purchase of up to 3,000,000 shares of the Company's outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. Unless terminated earlier by resolution of the Company's Board of Directors, the 2003 stock repurchase program will expire when the Company has repurchased all shares authorized for repurchase under the program. As of December 31, 2004, a total of 1,821,278 shares had been purchased under the 2003 stock repurchase program at an average cost of $31.21 per share.

ITEM 6.  SELECTED FINANCIAL DATA

         See the information with respect to selected financial data on page
F57.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F2 through F18.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See the information with respect to Quantitative And Qualitative Disclosures About Market Risk on page F18 under the caption Interest Rate Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the information with respect to Financial Statements and Supplementary Data on pages F19 through F57.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

         Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, such officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

Management's Report on Internal Control Over Financial Reporting

         See the information with respect to Management's Report on Internal Control Over Financial Reporting as well as the Report of Independent Registered Public Accounting Firm thereon on pages F54 and F55.

Changes in Internal Control over Financial Reporting

         There have been no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding Directors required herein is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders (the "Proxy Statement").

         The information regarding Executive Officers required herein is included in Part I of this Annual Report on Form 10-K and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and incorporated herein by reference.

         The Company has adopted a Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is attached to this Annual Report on Form 10-K as Exhibit 14 and is available through the Company's website, www.harland.com. The Company intends to disclose any amendments to its Code of Business Conduct and Ethics and any waiver from a provision of the code granted to any executive officer on its website within five business days following such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

         The information regarding executive compensation required herein is incorporated by reference to the information under the caption "Executive Compensation and Other Information" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS

         The following table presents information regarding securities authorized for issuance under equity compensation plans as of December 31, 2004:


                      Equity Compensation Plan Information
                                                                Number of
                                                                securities
                                   Number                        remaining
                                     of                       available for
                                 securities       Weighted-  future issuance
                                   to be           average     under equity
                                issued upon        exercise    compensation
                                exercise of        price of       plans
                                outstanding       outstanding  (excluding
                                  options,         options,    securities
                                  warrants         warrants    reflected in
                                 and rights       and rights    column (a))
Plan Category                        (a)             (b)           (c)
---------------------------------------------------------------------------
Equity compensation plans
  approved by security holders     1,460,190        $21.45       1,027,313
Equity compensation plans
  not approved by security
  holders(1)                       1,525,050 (2)     20.81         354,791
---------------------------------------------------------------------------
Total                              2,985,240 (2)    $21.12       1,382,104
===========================================================================

(1) Equity compensation plans not approved by security holders include the Company's 2000 Stock Option Plan and the Compensation Plan for Non-Employee Directors. See Note 10 to the Consolidated Financial Statements on page F42 for descriptions of such plans.
(2) Does not include 159,237 unissued but allocated shares under the Compensation Plan for Non-Employee Directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information regarding principal accountant fees and services required herein is incorporated by reference to the information under the caption entitled "Fees Paid to Independent Auditors" in the Proxy Statement."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
                                                                Page in
                                                                   this
                                                                  Annual
                                                                  Report
                                                                 on Form
                                                                    10-K
                                                                 -------
(a)1. Financial Statements:

Consolidated Balance Sheets                                          F19
Consolidated Statements of Income                                    F21
Consolidated Statements of Cash Flows                                F22
Consolidated Statements of Shareholders' Equity                      F23
Notes to Consolidated Financial Statements                           F24
Management's Responsibility for Financial Statements                 F52
Report of Independent Registered Public Accounting Firm              F53
Management's Report on Internal Control over Financial Reporting     F54
Report of Independent Registered Public Accounting Firm              F55
Supplemental Financial Information (unaudited)                       F57

(a)2. Financial Statement Schedule:

Schedule II. Valuation and Qualifying Accounts                        S1

All other schedules have been omitted since the information required is either in the financial statements or notes thereto or is not required.

(a)3. Exhibits

         (Asterisk (*) indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference. Plus (+) indicates management contracts and compensatory arrangements required to be filed pursuant to Item 15(b) of this annual report.)

3.1   *           Amended and Restated Articles of Incorporation (Exhibit 3.1 to
                  Registrant's Quarterly Report on Form 10-Q for the three
                  months ended March 26, 2004).
3.2   *           Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to the Registrant's Annual Report on Form 10-K ("10-K")for the
                  year ended December 31, 2002).
4.1   *           Rights Agreement, dated as of December 17, 1998, between
                  Registrant and First Chicago Trust Company of New York
                  (Exhibit 4.1 to the 8-K dated July 1, 1999).
4.2               See Articles IV, V and VII of Registrant's Amended and
                  Restated Articles of Incorporation, filed as Exhibit 3.1, and
                  Articles I, V and VIII of Registrant's Bylaws, filed as
                  Exhibit 3.2.
10.1  * +         Form of Noncompete and Termination Agreement between
                  Registrant and Arlene S. Bates, Charles B. Carden and John C.
                  Walters (Exhibit 10.1 to the 2002 10-K).
10.2  * +         Employment Agreement, dated December 2, 2002, between
                  Registrant and John T. Heald, Jr. (Exhibit 10.2 to the 2002
                  10-K).
10.3  * +         Noncompete and Termination Agreement, dated as of January
                  1, 2002, between Registrant and Timothy C. Tuff (Exhibit 10.3 to the 2001 10-K).
10.4  * +         Form of Restricted Stock Agreement between Registrant and
                  Ms. Bates, Messrs. Carden, Heald and Walters (Exhibit 10.4 to
                  the 2000 10-K).
10.5    +         Restricted Stock Agreements dated April 1, 2004 between
                  Registrant and Ms. Bates and Messrs. Carden, Heald and
                  Walters.
10.6  * +         Supplemental Retirement Agreement, dated as of January 1,
                  2002, between Registrant and Mr. Tuff (Exhibit 10.7 to the
                  2001 10-K).
10.7  *           John H. Harland Company 1999 Stock Option Plan, as amended
                  (Exhibit 99.1 to the Registrant's Registration Statement on
                  Form S-8, dated January 14, 2000, File No. 333-94727).
10.8  *           John H. Harland Company 2000 Stock Option Plan, as amended
                  (Exhibit 99.1 to the Registrant's Registration Statement on
                  Form S-8, dated November 29, 2000, File No. 333-70386).
10.9  *           John H. Harland Company 2002 Stock Option Plan (Exhibit A to
                  the Registrant's Proxy Statement dated March 20, 2002).
10.10 *           John H. Harland Company Employee Stock Purchase Plan, as
                  amended through July 24, 2003 (Exhibit 10.10 to the 2003
                  10-K).
10.11 *           John H. Harland Company Compensation Plan for Non-Employee
                  Directors, as amended (Exhibit 10.12 to the 2001 10-K).
10.12             2005 Compensation Plan for Non-Employee Directors
10.13 *           Amended and Restated Credit Agreement dated as of February 4,
                  2004 among Registrant and the Lenders named therein
                  (Exhibit 10.12 to the 2003 10-K).
11.1              Computation of Per Share Earnings.(1)
14                Code of Business Conduct and Ethics, as amended.
21                Subsidiaries of the Registrant.
23                Consent of Deloitte & Touche, LLP.
31.1              Certification Pursuant to Rule 13a-14(a), as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2              Certification Pursuant to Rule 13a-14(a), as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2              Certification Pursuant to 18 U.S.C. Section 1350, as  Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ J. Michael Riley       3/14/2005
------------------------   ---------
J. Michael Riley           Date
Vice President and
Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William S. Antle III   3/9/2005        /s/ Charles B. Carden      3/14/2005
------------------------   ---------       ------------------------   ---------
William S. Antle III       Date            Charles B. Carden          Date
Director                                   Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

/s/ Robert J. Clanin       3/10/2005       /s/ John D. Johns          3/9/2005
------------------------   ---------       ------------------------   ---------
Robert J. Clanin           Date            John D. Johns              Date
Director                                   Director

/s/ Richard K. Lochridge   3/8/2005        /s/ John J. McMahon, Jr.   3/8/2005
------------------------   ---------       ------------------------   ---------
Richard K. Lochridge       Date            John J. McMahon, Jr.       Date
Director                                   Director

/s/ G. Harold Northrop     3/8/2005        /s/ Larry L. Prince        3/8/2005
------------------------   ---------       ------------------------   ---------
G. Harold Northrop         Date            Larry L. Prince            Date
Director                                   Director

/s/ J. Michael Riley       3/14/2005       /s/ Eileen M. Rudden       3/10/2005
------------------------   ---------       ------------------------   ---------
J. Michael Riley           Date            Eileen M. Rudden           Date
Vice President and                         Director
Controller
(Principal Accounting Officer)

/s/ Jesse J. Spikes        3/9/2005        /s/ Timothy C. Tuff        3/14/2005
------------------------   ---------       ------------------------   ---------
Jesse J. Spikes            Date            Timothy C. Tuff            Date
Director                                   Chairman, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES

                       Index to Information For Inclusion
                        in the Annual Report on Form 10-K
                      for the year ended December 31, 2004



Management's Discussion and Analysis of
   Results of Operations and Financial Condition                        F2

Consolidated Financial Statements
   and Notes to Consolidated Financial Statements                      F19

Management's Responsibility For Financial Statements                   F52

Report of Independent Registered Public Accounting Firm                F53

Management's Report on Internal Control over Financial Reporting       F54

Report of Independent Registered Public Accounting Firm                F55

Supplemental Financial Information (Unaudited)                         F57

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

         The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the third quarter of 2004, the Company recorded a charge of $7.9 million before income taxes related to certain portions of the Printed Products customer care infrastructure project. During the second and fourth quarters of 2004, the Company recorded a combined charge of $2.4 million before income taxes on a Printed Products facility to adjust the basis of the facility to its estimated fair value. The facility was closed pursuant to the Printed Products plant consolidation plan. In the second quarter of 2002, the Company recorded a charge of $0.3 million before income taxes for write-downs of an equity investment that was subsequently disposed of during the fourth quarter of 2002.

         The Company makes estimates and assumptions regarding future cash flows in its review of the carrying values of goodwill and other intangible assets to assess recoverability. If these estimates and assumptions change in the future (which may occur due to changes in the Company's business prospects, market trends or other economic factors which would impact projected annual sales, operating profit and cash flows), the Company may be required to record impairment charges. The Company analyzes its goodwill for impairment on an annual basis. No impairment of goodwill was identified during the years ended December 31, 2004, 2003 and 2002.

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

Reclassifications

         During 2004, the Company reclassified certain items in its consolidated income statements. The reclassifications affected the categories of Selling, General and Administrative expenses, Asset Impairment Charges and Gain on Disposal of Assets - net. The change primarily reflects the reclassification of Asset Impairment Charges and Gain on Disposal of Assets - net from Selling, General and Administrative expenses to separate line items. Financial data for all periods presented have been reclassified for comparability. The reclassifications and transfers had no impact on net income or shareholders' equity as previously reported. Certain incentive compensation costs within Selling, General and Administrative expense in 2002 were reclassified from Corporate to the Printed Products and Software & Services segments to conform to the 2004 and 2003 classifications. Certain other reclassifications have been made in the 2003 and 2002 financial statements and notes to financial statements to conform to the 2004 classifications.

Significant Events

         In September 2004, the Company concluded that upgrading certain existing customer care systems in its Printed Products segment would be more economical than continued development of portions of certain new customer care systems for the segment. The decision to terminate development efforts required a non-cash pre-tax impairment charge of $7.9 million. The Company will continue with development and implementation of the remaining portions of the customer care infrastructure project for the Printed Products segment.

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

         In addition to the plant consolidation, Printed Products implemented other staffing reductions beginning in the fourth quarter of 2003 which were completed during the third quarter of 2004. These actions were primarily due to excess capacity in production facilities resulting from efficiencies realized from digital printing technology and lower volumes attributable to the losses of certain large customers, including a direct check marketer, and general market volume decline. The Company believes these actions bring its production and support structures in line with its business levels. Management expects to achieve savings increasing to approximately $20 million on an annual run rate basis by the end of 2005 as a result of the reorganization.

         The net pre-tax expenses associated with the plant consolidations totaled $8.1 million consisting of employee severance ($2.8 million), revision of depreciable lives and salvage values of furniture and equipment, asset impairment charge and disposal gains and losses ($2.3 million), relocation and other costs ($2.1 million) and contract termination costs related to leaseholds ($0.9 million). The net pre-tax expenses associated with other staffing reduction actions totaled $4.5 million consisting of employee severance costs.

                                      -F3-

         The following table presents the net expenses by income statement caption for plant consolidation and other staffing reduction actions for the years ended December 31, 2004 and 2003 (in thousands):


                                                     2004        2003
---------------------------------------------------------------------------
Plant consolidation expenses:
  Cost of products sold                            $5,347      $3,950
  Asset impairment charges                          2,444           -
  Gain on disposal of assets - net                 (3,612)          -
---------------------------------------------------------------------------
Total                                              $4,179      $3,950
===========================================================================

Other staffing reduction actions:
  Cost of products sold                            $    -      $   30
  Selling, general and administrative expenses      1,644       2,871
===========================================================================


                              RESULTS OF OPERATIONS
                                2004 versus 2003

Sales

         Consolidated sales for the years ended December 31, 2004 and 2003 were as follows (in thousands):

                             2004                       2003
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
Sales:
  Printed Products     $488,688    61.2%         $498,257    63.3%
  Software & Services   193,843    24.3%          176,833    22.5%
  Scantron              116,643    14.6%          113,236    14.4%
  Eliminations             (687)   (0.1%)          (1,658)   (0.2%)
---------------------------------------------------------------------
Total                  $798,487   100.0%         $786,668   100.0%
======================================================================

         Consolidated sales for the year ended December 31, 2004 were $798.5 million, compared to $786.7 million for the year ended December 31, 2003, an increase of $11.8 million, or 1.5%. Software & Services and Scantron sales increases more than offset a decrease in Printed Products sales. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms, hosted software applications and other products decreased $0.1 million, from $640.9 million in 2003 to $640.8 million in 2004. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased $11.9 million, or 8.1%, to $157.7 million in 2004 from $145.8 million in 2003.

                                      -F4-

         Printed Products sales were $488.7 million in 2004 compared to $498.3 million in 2003, a decrease of $9.6 million, or 1.9%. Domestic imprint check printing operations, which accounted for a majority of the Printed Products sales, were unfavorably impacted by a decrease in the average price per unit of 5.4% partially offset by a volume increase of 1.8%. The decrease in the average price per unit was due primarily to incentives and price reductions resulting from contract renewals and lower pricing for a major new customer. The volume increase was primarily due to the addition of a major new customer in December 2004, the favorable impact of package size reductions as well as increased volumes in large accounts partially offset by a continued general market decline and the loss of certain customers during 2003. The Company estimates the general market volume decline in check products due to the continuing expansion of alternative payment systems is currently 4% to 5% on an annual basis. Sales of computer checks and related products increased 2.5% in 2004 from 2003 due primarily to the addition of a new retail customer in 2004 and increased sales with an existing customer in 2004. Sales for direct marketing activities decreased 4.9% in 2004 from 2003 due primarily to lower analytical services sales attributable to contracts not being renewed with certain major banks, lower direct marketing sales in several large accounts and lower investment services sales.

         Software & Services sales increased $17.0 million, or 9.6%, to $193.8 million in 2004 from $176.8 million in 2003. The increase in sales was due primarily to a full year of operations for the Premier Systems, Inc. ("PSI") acquisition in 2003 and the acquisition of Phoenix System in 2004 and certain assets and operations of Greatland Corporation and Mitek Systems in 2004 (see
Note 2 to the Consolidated Financial Statements). Excluding the impact of the acquisitions, Software & Services sales increased approximately $4.2 million, or 2.4%, due primarily to increases in core systems and retail solutions sales. Core systems sales increases were primarily due to increased customer installations of banking systems and increased sales for credit union service bureau services which were partially offset by decreased sales of credit union systems. Retail solutions sales increases were primarily due to higher sales of branch automation products, partially offset by lower sales of customer relationship management applications. Increased sales resulting from the release of a new mortgage loan product in 2004 were offset by decreased sales of other mortgage loan servicing and production products.

         At December 31, 2004, Software & Services backlog was $108.6 million, an increase of $7.0 million from the backlog at December 31, 2003. The increase in backlog was due to acquisitions partially offset by the drawdown of backlog related to the new mortgage product and weaker bookings in credit union and banking systems over the last 12 months. Excluding the impact of acquisitions, backlog decreased 3.4% from December 31, 2003. Approximately $48.5 million or 44.7% of the backlog at December 31, 2004 is expected to be delivered over the next twelve months and $60.1 million or 55.3% is expected to be delivered beyond the next twelve months due to the long-term nature of certain service contracts.

         Scantron sales were $116.6 million in 2004 compared to $113.2 million in 2003, an increase of $3.4 million, or 3.0%, due primarily to increases in sales of testing forms, software and services in the education market, survey services and field services, partially offset by decreased sales of custom data collection forms and imaging solutions. Sales of custom data collection forms were lower for commercial market applications and non-testing applications in the education market due to a continuing trend in data collection methods moving away from optical mark reading to imaging and direct input technologies. Scantron backlog at December 31, 2004 was $18.0 million, of which $17.2 million is expected to be delivered in twelve months or less.

                                      -F5-

Gross Profit

         Consolidated gross profit and gross profit by segment for the years ended December 31, 2004 and 2003 were as follows (in thousands):

                             2004                      2003
----------------------------------------------------------------------
                                   % of                      % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
Gross Profit:
  Printed Products     $194,073    39.7%         $199,126    40.0%
  Software & Services   130,991    67.6%          120,294    68.0%
  Scantron               65,919    56.5%           62,428    55.1%
----------------------------------------------------------------------
Total                  $390,983    49.0%         $381,848    48.5%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

         The increase in consolidated gross profit was the result of a favorable change in sales mix, cost management and productivity improvement initiatives.

         Printed Products gross profit decreased $5.1 million, or 2.5%, to $194.1 million in 2004 from 2003 and decreased as a percentage of sales from 40.0% in 2003 to 39.7% in 2004. The decrease in gross profit occurred in computer checks and related products, direct marketing and checks. The decrease in computer checks and related products was due primarily to lower pricing for a large software customer, costs related to the implementation of digital printing technology and increased plant consolidation costs partially offset by higher volumes. The decrease in direct marketing was due primarily to lower sales and increased plant consolidation costs. The decrease in checks was due primarily to lower pricing in domestic checks and international operations and increased cost of sales in bank forms operations partially offset by higher volumes in domestic checks. A reduction in the Printed Products accrued vacation liability of $1.3 million, which was recorded in the fourth quarter of 2004 as a result of a policy change for employees' paid time off, partially offset the impact of those unfavorable factors. Printed Products gross profit was unfavorably impacted in 2004 and 2003 by plant consolidation costs of $5.3 million and $4.0 million, respectively (see Note 5 to the Consolidated Financial Statements).

         Software & Services gross profit increased $10.7 million, or 8.9%, from 2003 to $131.0 million in 2004 due primarily to acquisitions and the combined impact of increased sales and lower costs for its other businesses. As a percentage of sales, Software & Services gross profit decreased to 67.6% for 2004 from 68.0% for 2003 due primarily to the impact of acquired operations and a change in sales mix. Excluding the impact of acquisitions, Software & Services gross profit increased approximately 3.7% in 2004 compared to 2003 due primarily to an increase in sales in bank core processing applications and branch automation applications for financial institutions, lower costs and a change in sales mix.

         Scantron gross profit increased $3.5 million, or 5.6%, from 2003 to $65.9 million in 2004 due primarily to an increase in sales, a change in sales mix and to unfavorable costs and production inefficiencies experienced during a facility relocation that occurred in the first quarter of 2003. As a percentage of sales, Scantron gross profit increased to 56.5% in 2004 from 55.1% in 2003.

                                      -F6-

Selling, General and Administrative Expenses ("SG&A")

         Consolidated SG&A for the years ended December 31, 2004 and 2003 were as follows (in thousands):

                             2004                      2003
----------------------------------------------------------------------
                                   % of                      % of
                        Amount    Sales(a)         Amount    Sales(a)
----------------------------------------------------------------------
SG&A:
  Printed Products     $121,022    24.8%         $130,585    26.2%
  Software & Services   102,111    52.7%           99,543    56.3%
  Scantron               32,908    28.2%           36,594    32.3%
  Corporate              32,975                    23,605
----------------------------------------------------------------------
Total                  $289,016    36.2%         $290,327    36.9%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

         Printed Products SG&A decreased $9.6 million, or 7.3%, to $121.0 million in 2004 from $130.6 million in 2003 due in part to lower selling, division support, client support and marketing expenses in 2004 resulting from cost reduction initiatives and staffing reduction severance charges of $2.9 million in 2003 compared to $1.6 million in 2004. A reduction in the Printed Products accrued vacation liability of $1.6 million as a result of a policy change for employees' paid time off also had a favorable impact on SG&A in the fourth quarter of 2004. The decrease in Printed Products SG&A was partially offset by an increase in certain incentive compensation in 2004 compared to 2003 and to an increase in call center expenses.

         Software & Services SG&A increased $2.6 million, or 2.6%, to $102.1 million in 2004 from $99.5 million in 2003 due to the impact of acquisitions during 2003 and 2004, which was partially offset by cost reduction initiatives implemented during the year for its other businesses.

         Scantron's SG&A decreased $3.7 million, or 10.1%, to $32.9 million in 2004 from $36.6 million in 2003. The decrease was due primarily to lower selling and marketing expenses and lower product development costs resulting from cost reduction initiatives implemented in late 2003.

         Corporate SG&A increased $9.4 million, or 39.7%, to $33.0 million in 2004 from $23.6 million in 2003. The increase was due primarily to increased restricted stock amortization expense resulting from higher utilization of restricted stock grants in 2004 compared to 2003 and accelerated vesting of certain restricted stock grants in 2004 as a result of the Company's favorable stock price performance (see Note 10 to the Consolidated Financial Statements), increased audit fees largely attributable to Sarbanes-Oxley compliance, increased deferred compensation expenses resulting primarily from a change in life expectancy assumptions, increased professional fees for tax services, increased incentive compensation expenses, increased expenses related to environmental liabilities and increased insurance costs.

Asset Impairment Charges

         Asset impairment charges in 2004 totaled $10.3 million and consisted of a $7.9 million asset impairment charge related to the decision to terminate development efforts on certain portions of Printed Products customer care infrastructure project and a $2.4 million charge on a Printed Products facility to adjust the basis of the facility to its estimated fair value. The facility was closed in 2004 pursuant to the Printed Products plant consolidation plan.

                                      -F7-

Gain on Disposal of Assets - net

         During 2004, the Company realized a net gain of $3.4 million on the disposal of assets primarily due to a Printed Products plant consolidation-related net gain of $3.7 million realized on a facility that was closed and sold during the first quarter of 2004. During 2003, the Company realized a net gain of $1.2 million primarily consisting of a $0.8 million gain in Printed Products on the sale of a former check printing facility and a $0.2 million gain in Corporate on the sale of certain property.

Amortization of Other Intangible Assets

         Amortization of other intangible assets increased $0.5 million, or 14.6%, to $3.8 million in 2004 compared to $3.3 million in 2003 due primarily to the impact of acquired operations.

Consolidated Income From Operations

         Consolidated income from operations increased $1.9 million, or 2.1%, to $91.3 million for 2004 from $89.4 million for 2003 primarily due to increased gross profit, lower SG&A and increased gains on disposal of assets, which were substantially offset by asset impairment charges and increased amortization of other intangible assets, all of which are described in more detail above.

Other Income (Expense)

         Other Income (Expense) increased $0.8 million to an expense of $3.4 million in 2004 from an expense of $2.6 million in 2003. The increase was due primarily to a decrease in gains on sales of investments from $3.0 million in 2003 to $0.1 million in 2004 partially offset by lower average interest rates in effect during 2004 compared to 2003 because of lower amounts borrowed at fixed rates, lower debt outstanding during 2004 compared to 2003 and gains in 2004 on investments held in a rabbi trust for the Company's deferred compensation plan for certain employees.

Consolidated Income Before Income Taxes

         Consolidated income before income taxes increased $1.1 million, or 1.3%, to $87.9 million for 2004 from $86.8 million for 2003 due to increased income from operations and decreased interest expense partially offset by a decrease in gains on sales of investments.

Income Taxes

         The Company's consolidated effective income tax rates were 37.3% and 35.5% for 2004 and 2003, respectively. The higher effective tax rate for 2004 resulted primarily from the favorable impact of a release of a valuation allowance related to the utilization of capital loss carryforwards on the 2003 effective tax rate and an increase in the effective state tax rate for 2004. Favorable adjustments in 2004 related to the partial closure of a review of the Company's income tax filings for 1999 and 2000 by the Internal Revenue Service and prior year foreign transfer pricing agreements partially offset the factors that increased the effective tax rate. See Note 8 to the Consolidated Financial Statements for factors affecting the tax rate in each year.

Net Income and Earnings Per Share

         The Company's net income for 2004 was $55.1 million compared to $56.0 million for 2003, a decrease of $0.9 million, or 1.5%. Basic and diluted earnings per share were $2.02 and $1.96, respectively, for 2004 compared to basic and diluted earnings per share of $2.02 and $1.97 respectively, for 2003. Net income for 2004 included a pre-tax impairment charge of $7.9 million related to the decision not to complete certain portions of Printed Products customer care infrastructure project, equivalent to $0.17 per share on a diluted basis, and pre-tax charges of $5.8 million related to the reorganization of the Company's Printed Products segment, equivalent to $0.13 per share on a diluted basis. Net income for 2003 included pre-tax charges totaling $6.9 million related to the Printed Products reorganization, equivalent to $0.15 per share on a diluted basis, and a $3.0 million pre-tax gain on the sale of investments equivalent to $0.11 per share on a diluted basis.

                                      -F8-

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

                                      -F9-

         Software & Services sales for 2003 increased $41.3 million, or 30.4%, from 2002, due primarily to the impact of a full year of operations for acquisitions that were made in 2002 as well as an acquisition made in June 2003 (see Note 2 to the Consolidated Financial Statements). Excluding the impact of acquisitions, Software & Services sales increased 2.2% in 2003 compared to 2002 due primarily to increases in sales of core processing products and services, lending and deposit origination products and services and branch automation applications, which more than offset decreases in sales of mortgage loan origination, production and servicing solutions and sales of customer relationship management software and related database marketing applications and add-on products. Sales of core processing products and services increased due primarily to an increase in credit union customer installations, seat licenses and ship and book sales as well as increased hardware sales for banking systems. Sales of lending products and services increased primarily due to higher ship and book sales, higher maintenance revenue and the impact of subscription contracts over the past year. Retail solutions sales were unfavorably impacted by a decrease in sales of customer relationship management applications, database marketing applications and add-on products, partially offset by higher sales of branch automation applications.

         At December 31, 2003, Software & Services backlog was $101.6 million, an increase of $57.7 million from the backlog at December 31, 2002. The increase in backlog was due primarily to acquisitions and stronger bookings. Excluding the impact of acquisitions, backlog increased 24.1% from December 31, 2002. Approximately $49.7 million, or 48.9%, of the backlog at December 31, 2003 is expected to be delivered over the next twelve months and $51.9 million, or 51.1%, is expected to be delivered beyond the next twelve months due to the long-term nature of certain service contracts.

         Scantron sales were $113.2 million in 2003 compared to $107.8 million in 2002, an increase of $5.4 million, or 5.0%, due primarily to a full year of operations in 2003 from the acquisition of EdVISION in July 2002 (see Note 2 to the Consolidated Financial Statements), increases in sales of testing forms in the education market, imaging products and services, survey services and field services, which were partially offset by reduced sales of custom data collection forms. Sales of custom data collection forms were lower for commercial market applications and non-testing applications in the education market due to a continuing trend in data collection methods moving away from optical mark reading to imaging and other direct input technologies.

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

                                     -F10-

         Printed Products gross profit decreased $7.5 million, or 3.6%, in 2003 from 2002 but increased as a percentage of sales from 39.3% to 40.0% in 2003. The decrease in gross profit occurred primarily in domestic imprint check operations due to plant consolidation costs and reduced volume, an unfavorable change in mix in direct marketing activities and decreases in sales of computer checks and related products partially offset by increases in analytical services gross profit. The improvement in gross profit as a percentage of sales was due primarily to efficiencies realized from digital printing technology, process improvements and a favorable change in price and product mix. As stated earlier, Printed Products gross profit was unfavorably impacted in 2003 by plant consolidation costs of $4.0 million, which were incurred primarily during the fourth quarter of 2003. These plant consolidation costs relate to a plan to consolidate Printed Products manufacturing operations from 14 plants to 9 plants during 2004 (see Note 5 to the Consolidated Financial Statements).

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

Selling, General and Administrative Expenses

         Consolidated SG&A for the years ended December 31, 2003 and 2002 were as follows (in thousands):

                             2003                       2002
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
SG&A:
  Printed Products     $130,585    26.2%         $120,858     23.0%
  Software & Services    99,543    56.3%           80,295     59.2%
  Scantron               36,594    32.3%           31,929     29.6%
  Corporate              23,605                    32,162
----------------------------------------------------------------------
Total                  $290,327    36.9%         $265,244     34.5%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

         Printed Products SG&A increased $9.7 million, or 8.0%, in 2003 compared to 2002 due in part to $2.9 million of reorganization costs incurred during the fourth quarter of 2003 (see Note 5 to the Consolidated Financial Statements), increased selling and marketing activities and customer care activities.

         Software & Services SG&A increased $19.2 million, or 24.0%, in 2003 compared to 2002 due primarily to the impact of acquisitions and to increased expenditures related to product development of a mortgage services application.

         Scantron's SG&A increased $4.7 million, or 14.6%, in 2003 compared to 2002 due primarily to the acquisition of EdVISION, increased selling and marketing expenses related to developing a national sales force for software products and services in the education market and increased product development costs.

                                     -F11-

         Corporate SG&A decreased $8.6 million, or 26.6%, in 2003 compared to 2002 due primarily to decreases in stock-based compensation costs related to restricted stock grants, decreased amortization expense for the Company's financial and human resource systems which became fully amortized at the end of 2002 and early 2003, respectively, and to upgrade expenses incurred in 2002 for the Company's financial and human resource systems. Stock-based compensation totaled $2.4 million in 2003 compared to $9.9 million in 2002. The decrease in stock-based compensation was due primarily to expenses resulting from the accelerated vesting of certain restricted stock grants in 2002 (see Note 10 to the Consolidated Financial Statements). These grants vested as a result of the Company's favorable stock price performance.

Gain on Disposal of Assets - net

         In 2003, the Company realized a net gain of $1.2 million primarily consisting of a $0.8 million gain in Printed Products on the sale of a former check printing facility and a $0.2 million gain in Corporate on the sale of certain property.

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

Income Taxes

         The Company's consolidated effective income tax rates were 35.5% and 38.5% for 2003 and 2002, respectively. The lower effective income tax rate for 2003 resulted primarily from the release of a valuation allowance related to the utilization of capital loss carryforwards, a reduction in the effective state tax rate, a favorable renewal of an industrial revenue grant related to the Company's operations in Puerto Rico and a reduction of certain estimated permanent tax differences. The effective tax rate for 2002 included favorable adjustments related to state tax credits and adjustments related to prior years due to the resolution of an IRS examination, which were partially offset by the impact of an in-process research and development charge that was nondeductible for tax purposes. See Note 8 to the Consolidated Financial Statements for factors affecting the tax rate in each year.

                                     -F12-

Net Income and Earnings Per Share

         The Company's net income for 2003 was $56.0 million compared to $52.4 million for 2002, an increase of $3.6 million, or 6.9%. Basic and diluted earnings per share were $2.02 and $1.97, respectively, for 2003 compared to basic and diluted earnings per share of $1.80 and $1.73, respectively, for 2002. Net income for 2003 included pre-tax charges totaling $6.9 million related to the Printed Products reorganization, equivalent to $0.15 per share on a diluted basis, and a $3.0 million pre-tax gain on the sale of investments equivalent to $0.11 per share on a diluted basis. Net income for 2002 included pre-tax charges totaling $13.0 million, equivalent to $0.30 per share on a diluted basis related to accelerated vesting of certain restricted stock grants, an in-process research and development charge related to an acquisition, and the loss on the disposition of debt and equity investments resulting from the sale of Netzee. Lower weighted average shares outstanding in 2003 compared to 2002 also had a favorable impact on basic and diluted earnings per share in 2003. The lower shares outstanding were primarily the result of the Company's share repurchase program (see Note 9 to the Consolidated Financial Statements).

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Cash

-------------------------------------------------------------------------------
                                    Years Ended December 31,
(In thousands)                  2004          2003           2002
-------------------------------------------------------------------------------
Net cash provided by
  operating activities      $ 120,371     $  74,729      $ 140,346
Net cash used for
  investing activities        (51,043)      (30,515)      (124,533)
Net cash used for
  financing activities        (68,639)      (54,907)        (6,691)
===============================================================================

         The Company has historically generated positive cash flows from its operations and continually evaluates uses of such cash flows to strengthen shareholder value through a combination of internal development, acquisitions, repurchases of stock, dividend payments and repayment of debt. Cash flows provided from operations in 2004 increased $45.6 million, or 61.1%, to $120.4 million from $74.7 million in 2003 due primarily to $27.1 million of upfront contract payments made in 2004 compared with $44.0 million of such payments in 2003, non-cash asset impairment charges of $10.3 million in 2004, a $7.7 million increase in net income adjusted for depreciation and amortization, a $2.8 million increase in stock-based compensation and associated tax benefits and changes in deferred income taxes. The primary uses of cash in 2004 were for repurchases of treasury stock ($45.3 million), acquisitions ($30.2 million), capital expenditures ($28.9 million), net reduction of borrowed amounts ($25.8 million) and dividend payments to shareholders ($12.5 million).

                                     -F13-

         Purchases of property, plant and equipment totaled $28.9 million in 2004, an increase of $0.8 million, compared to $28.1 million in 2003 and were primarily for customer care infrastructure initiatives. The Company's customer care infrastructure initiatives for the Printed Products segment focused on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers. In September 2004, the Company concluded that upgrading certain existing customer care systems would be more economical than continued development of portions of certain new customer care systems. The decision to terminate development efforts required a non-cash, pre-tax impairment charge of $7.9 million. The Company will continue with development and implementation of the remaining portions of the customer care infrastructure project for its Printed Products segment. Total expenditures for the project over the four-year period ended in 2004 were $57.8 million including the $7.9 million impairment charge, a decrease from the previously disclosed range of $65 to $70 million for the same period. Additionally, the Company anticipates it will spend approximately $4 million, primarily in 2005, to complete the remaining new systems, and it will spend approximately $14 to $18 million over the 2005-2007 period to enhance certain existing systems and infrastructure to replace the portions of the project being discontinued.

         In January 2003, the Board authorized the repurchase of 3,000,000 shares. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. In 2004, the Company purchased a total of 1,399,300 shares under this program at a cost of $45.3 million or an average cost of $32.37 per share. At December 31, 2004, a total of 1,821,278 shares had been purchased at an average cost of $31.21 per share and 1,178,722 shares were available for repurchase under the program authorized in January 2003.

         In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million. As a result, the Credit Facility will decrease by $5.0 million per annum to $400.0 million at the 2009 maturity date. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin as defined): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR (as defined therein). The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge coverage and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

         At December 31, 2004, the Credit Facility consisted of $101.3 million in outstanding cash borrowings and $5.5 million in outstanding letters of credit. At December 31, 2004, the Company had $313.2 million of availability under its Credit Facility. The average interest rate in effect on outstanding cash borrowings at December 31, 2004 and 2003 was 3.30% and 2.94%, respectively.

         At December 31, 2004, the Company had $9.2 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its Credit Facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

         The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities if funding beyond that available under the Credit Facility were required.

                                     -F14-

Contractual Obligations and Commitments

The following table aggregates the Company's contractual obligations and commitments with definitive payment terms, which will require significant cash outlays in the future. The commitment amounts are as of December 31, 2004 (in millions):

                                       Payments Due by Period
                  ---------------------------------------------------------
Contractual                  Less than                           More than
Obligations          Total     1 year    1-3 years    3-5 years   5 years
---------------------------------------------------------------------------
Long-term debt        $101.3    $  5.0      $ 10.0     $ 86.3       $    -
Interest on long-
  term debt(a)          14.5       3.7         7.7        3.1            -
Customer agreements     71.9      22.3        32.8       16.8            -
Operating leases        76.5      14.3        22.6       20.3         19.3
Purchase obligations     3.9       3.9           -          -            -
Postretirement
  benefit payments(b)   13.6       1.5         2.9        2.9          6.3
Other long-term
  liabilities           10.2       0.5         1.1        1.2          7.4
---------------------------------------------------------------------------
Total                 $291.9    $ 51.2      $ 77.1     $130.6       $ 33.0
===========================================================================

(a)Assumes no additional borrowings under the Company's $325.0 million revolving loan will occur after December 31, 2004 and the interest rate in effect at December 31, 2004 will remain constant at 3.30% over the remaining term of the Credit Facility.
(b)Estimated through 2014.

         The Company's long-term debt obligations are described in Note 7 to the Consolidated Financial Statements. The Company has contracts with certain customers that contain provisions that call for future payments to the customers. These payments are amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer on a pro-rata basis if the contract is terminated. The Company's operating lease obligations are described in Note 14 to the Consolidated Financial Statements. The Company has obligations, under contracts and purchase orders, to purchase goods or services, which are not recorded as obligations in the Company's Consolidated Financial Statements until contract terms take effect. The Company's other long-term liabilities obligations are primarily for unfunded deferred compensation contracts with certain current and former officers.

         The Company has a nonqualified deferred compensation plan for certain eligible employees, which is accounted for as a rabbi trust (see Note 11 to the Consolidated Financial Statements). At December 31, 2004, the Company had a noncurrent liability of $5.5 million related to this plan. This liability has not been included in the above table because payment schedules are not determinable until a plan participant leaves the Company. Scheduled payments under this plan are currently not significant.

         The Company has postretirement benefit plans, which are described in
Note 12 to the Consolidated Financial Statements. At December 31, 2004, the Company's accrued postretirement costs totaled $13.9 million. Because the determination of this amount is affected by changes in plan demographics and assumptions, it does not represent expected liquidity needs. Estimated funding for the plan through 2014 has been included in the above table.

         At December 31, 2004, the Company had a net noncurrent deferred tax liability of $4.7 million. Deferred income tax liabilities are temporary differences between financial statement and tax bases of assets and liabilities and do not directly relate to the amount of income taxes to be paid in future periods. Therefore these liabilities have not been included in the contractual obligations and commitments table.

                                     -F15-

                      ACCUMULATED OTHER COMPREHENSIVE LOSS

         As of December 31, 2004, the Company's accumulated other comprehensive loss was $0.2 million and consisted primarily of foreign currency translation adjustments and unrealized loss on investments.

                                  ACQUISITIONS

         All acquisitions in 2004, 2003 and 2002 were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses have been included in the Company's operations since the particular acquisition closing dates (see Note 2 to the Consolidated Financial Statements).

         On February 1, 2005, the Company announced plans to expand its outsourcing services with the signing of a definitive agreement to acquire Cincinnati-based Intrieve, Incorporated ("Intrieve"). The Company expects to consummate the acquisition in April 2005, subject to approval by Intrieve's shareholders and certain regulatory agencies. Intrieve is a provider of technology for financial institutions including service bureau operations that deliver core processing for thrifts and community banks, comprehensive item processing, and electronic banking and payments processing. In-house solutions include software for financial accounting and software that allows financial institutions to print their own laser checks and other MICR documents. Also included in the transaction is a datacenter operation providing co-location, hosting, managed data services and hot-site backup. The acquisition of Intrieve will represent an expansion of the Company's existing outsourced product and service offerings. Intrieve's core processing data-center, full service item processing facility and electronic banking and payment processing service will support Software & Services' strategy of offering clients integrated end-to-end solutions.

                                  2005 OUTLOOK

         Net income for 2005 is expected to be higher than net income for 2004 with all three segments expected to show growth in sales and income before income taxes in 2005.

         Segment income for Printed Products is expected to improve for the year as a result of a full year of benefits from cost reductions related to its reorganization that was completed in the third quarter of 2004. In addition, unit volume is expected to be higher in 2005 as a result of the implementation of new business in late 2004.

         Software & Services segment income is expected to improve as a result of the full-year impact of three acquisitions in 2004 as well as the impact of integrating them with existing products and services. Cost reduction initiatives implemented during 2004 are also expected to impact segment income favorably.

         The Scantron segment is expected to continue its growth of sales in traditional products and services. Increased sales of existing technology products and the introduction of new products are also expected to provide growth in 2005.

         The Company believes cash flow will remain strong in all business units in 2005. The Company currently estimates that capital expenditures will be in the range of $25 million to $28 million. The Company believes upfront contract payments in 2005 will be made at a higher level than 2004, but less than 2003 with most of the payments occurring in the first quarter based on commitments in place at the beginning of the year. The Company currently expects depreciation and amortization will total approximately $80 million in 2005, an increase of about $8 million from 2004, primarily due to the amortization of upfront contract payments. The Company expects its effective tax rate will be approximately 38% in 2005.

                                     -F16-

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

         Various factors may affect the Company's financial performance, including, but not limited to, those factors discussed below which could cause the Company's actual results for future periods to differ from any opinions, statements or projections expressed with respect thereto. Such differences could be material and adverse. Many variables will impact the ability to achieve sales levels, improve service quality, achieve production efficiencies and reduce expenses in Printed Products. These include, but are not limited to, the successful implementation of major new accounts and the continuing upgrade of customer care infrastructure and systems used in the Company's manufacturing, sales, marketing, customer service and call center operations.

         Several factors outside the Company's control could negatively impact check revenues. These include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems. Check revenues may continue to be adversely affected by continued consolidation of financial institutions, competitive check pricing including significant upfront contract incentive payments, and the impact of governmental laws and regulations. There can be no assurances that the Company will not lose significant customers or that any such losses could be offset by the addition of new customers.

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

                                     -F17-

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All financial instruments, except for assets held in a trust of $5.5 million, are held for purposes other than trading. The Company is exposed primarily to market risks related to interest rates.

Interest Rate Risk

         The Company is exposed to interest rate risk on its variable rate debt. In order to manage its exposure to fluctuations in interest rates, the Company from time to time has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. As of December 31, 2004, there were no interest rate swap agreements in effect. These derivative financial instruments are viewed as risk management tools and, when used, are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. At December 31, 2004, the Company had outstanding variable rate debt of $101.3 million. The Company believes that its interest rate risk at December 31, 2004 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate change on the outstanding debt as of December 31, 2004 would be approximately $0.6 million.

                            ACCOUNTING PRONOUNCEMENTS

         See Note 1 to the Consolidated Financial Statements regarding the impact of recent accounting pronouncements on the Company's financial condition and results of operations.

                                     -F18-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              December 31,
                                                            2004        2003
-------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                $  9,214     $  8,525
Accounts receivable from customers, less
  allowance for doubtful accounts of $2,196
  and $1,902                                               70,989       60,338
Inventories:
  Raw materials                                            14,055       13,028
  Work in process                                             956          920
  Finished goods                                            1,973        1,569
Deferred income taxes                                       8,393       32,517
Income taxes receivable                                    14,608           37
Property held for sale                                      3,438        2,626
Prepaid expenses                                           11,134       11,096
Other                                                       4,693        4,690
-------------------------------------------------------------------------------
Total current assets                                      139,453      135,346
-------------------------------------------------------------------------------


INVESTMENTS AND OTHER ASSETS:
Investments                                                 5,651          208
Goodwill - net                                            233,987      217,749
Intangible assets - net                                    17,168       16,835
Upfront contract payments - net                            53,650       52,933
Other                                                      21,645       19,473
-------------------------------------------------------------------------------
Total investments and other assets                        332,101      307,198
-------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT:
Land                                                        2,245        3,121
Buildings and improvements                                 36,327       45,654
Machinery and equipment                                   256,791      271,596
Furniture and fixtures                                     16,633       17,147
Leasehold improvements                                     11,995       12,498
Additions in progress                                       6,534        6,156
-------------------------------------------------------------------------------
Total property, plant and equipment                       330,525      356,172
Less accumulated depreciation and amortization            228,302      231,739
-------------------------------------------------------------------------------
Property, plant and equipment - net                       102,223      124,433
-------------------------------------------------------------------------------


TOTAL                                                    $573,777     $566,977
===============================================================================

                                     -F19-



CONSOLIDATED BALANCE SHEETS (continued)

                                                                 December 31,
                                                             2004         2003
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                         $ 28,290     $ 26,030
Deferred revenues                                          61,648       57,745
Current maturities of long-term debt                        5,000        5,099
Accrued liabilities:
  Salaries, wages and employee benefits                    33,475       30,376
  Taxes                                                    15,028       17,669
  Customer incentives                                       9,422        5,854
  Other                                                    16,706       18,649
-------------------------------------------------------------------------------
Total current liabilities                                 169,569      161,422
-------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term debt                                             96,300      122,059
Deferred income taxes                                       4,692        5,087
Other                                                      28,625       22,966
-------------------------------------------------------------------------------
Total long-term liabilities                               129,617      150,112
-------------------------------------------------------------------------------

Total liabilities                                         299,186      311,534
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY:
Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued                        -            -
Common stock, authorized 144,000,000 shares of
  $1.00 par value, 37,907,497 shares issued                37,907       37,907
Additional paid-in capital                                 11,191        7,788
Retained earnings                                         486,009      448,688
Accumulated other comprehensive income (loss):
  Foreign currency translation adjustments                   (153)        (454)
  Unrealized losses on investments - net                      (31)          (8)
  Fair value of cash flow hedging
    instruments - net                                           -         (273)
Unamortized restricted stock awards                       (13,380)      (5,408)
-------------------------------------------------------------------------------
                                                          521,543      488,240
Less 10,629,800 and 10,413,501 shares in
  treasury, at cost                                       246,952      232,797
-------------------------------------------------------------------------------
Total shareholders' equity                                274,591      255,443
-------------------------------------------------------------------------------

TOTAL                                                    $573,777     $566,977
===============================================================================

See Notes to Consolidated Financial Statements.

                                     -F20-



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                     Years ended December 31,
                                                   2004        2003        2002
----------------------------------------------------------------------------------
Sales:
Product sales                                   $ 640,819   $ 640,872   $ 652,543
Service sales                                     157,668     145,796     115,264
------------------------------------------------------------------------------------
Total sales                                       798,487     786,668     767,807
------------------------------------------------------------------------------------
Cost of sales:
Cost of products sold                             351,384     355,397     363,557
Cost of services sold                              56,120      49,423      39,815
------------------------------------------------------------------------------------
Total cost of sales                               407,504     404,820     403,372
------------------------------------------------------------------------------------
Gross Profit                                      390,983     381,848     364,435

Selling, general and administrative
  expenses                                        289,016     290,327     265,244
Asset impairment charges                           10,329           -           -
Gain on disposal of assets - net                   (3,387)     (1,169)       (170)
Amortization of other intangible assets             3,773       3,292       2,594
Acquired in-process research and
  development charge                                    -           -       3,000
------------------------------------------------------------------------------------
Income From Operations                             91,252      89,398      93,767
----------------------------------------------------------------------------------

Other Income (Expense):
Interest expense                                   (4,117)     (5,711)     (6,608)
Gain (loss) on sale of investments - net              132       2,977      (1,785)
Other - net                                           635         105        (119)
------------------------------------------------------------------------------------
Total                                              (3,350)     (2,629)     (8,512)
------------------------------------------------------------------------------------

Income Before Income Taxes                         87,902      86,769      85,255
Income taxes                                       32,787      30,803      32,823
------------------------------------------------------------------------------------
Net Income                                      $  55,115   $  55,966   $  52,432
====================================================================================

Earnings Per Common Share:
  Basic                                         $    2.02   $    2.02   $    1.80
  Diluted                                       $    1.96   $    1.97   $    1.73
====================================================================================

See Notes to Consolidated Financial Statements.

                                     -F21-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                            Years ended December 31,
                                                          2004      2003       2002
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                          $ 55,115   $ 55,966   $ 52,432
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                        36,004     39,534     36,853
  Amortization of upfront contract payments           26,392     14,370     11,840
  Other amortization                                   9,383      9,279      7,932
  Asset impairment charges                            10,329          -          -
  Gain on disposal of assets - net                    (3,387)    (1,169)      (170)
  Stock-based compensation                             5,633      2,351      9,895
  Tax benefits from stock-based compensation           1,356      1,883      3,119
  Acquired in-process research and
    development charge                                     -          -      3,000
  (Gain) loss on sale of investments - net              (132)    (2,977)     1,785
  Deferred income taxes                               25,585     (2,251)    10,578
  Other - net                                          2,062       (657)      (163)
  Changes in assets and liabilities net of
    effects of businesses acquired:
    Accounts receivable                               (7,358)       229     10,629
    Income taxes receivable                          (15,574)       (37)         -
    Inventories and other current assets                 (31)    (2,470)     7,335
    Deferred revenues                                 (3,804)     1,254      5,336
    Accounts payable and accrued liabilities           5,907      3,446    (12,496)
    Upfront contract payments                        (27,109)   (44,022)    (7,559)
------------------------------------------------------------------------------------
Net cash provided by operating activities            120,371     74,729    140,346
------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment           (28,943)   (28,072)   (32,090)
Proceeds from sale of property, plant and equipment    8,300      3,119      1,926
Proceeds from sale of investments                        134      4,985          -
Payments for acquisition of businesses -
  net of cash acquired                               (30,160)   (11,303)   (94,485)
Note receivable                                            -      1,002         93
Other - net                                             (374)      (246)        23
------------------------------------------------------------------------------------
Net cash (used in) investing activities              (51,043)   (30,515)  (124,533)
------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Credit facility borrowings                           248,544    278,243    250,112
Credit facility payments                            (274,302)  (295,186)  (230,112)
Repayment of long-term debt                                -        (88)      (125)
Repurchases of stock                                 (45,295)   (39,107)   (27,707)
Issuance of treasury stock                            15,990     10,714     11,439
Dividends paid                                       (12,506)    (9,836)    (8,777)
Debt issuance costs paid                              (1,695)       (18)       (18)
Other - net                                              625        371     (1,503)
------------------------------------------------------------------------------------
Net cash (used in) financing activities              (68,639)   (54,907)    (6,691)
------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents         689    (10,693)     9,122
Cash and cash equivalents at beginning of year         8,525     19,218     10,096
------------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $   9,214   $  8,525   $ 19,218
====================================================================================
Supplemental cash flow information:
  Interest paid                                    $   3,882   $  5,607   $  5,767
  Income taxes paid                                   20,974     32,485     19,808
====================================================================================

See Notes to Consolidated Financial Statements.

                                     -F22-


                                                   JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Years ended December 31, 2004, 2003 and 2002
                                                 ------------------------------------------------------------------------------
(In thousands, except share                                        Accumulated             Unamortized
and per share amounts)                       Additional               Other                 Restricted       Total
                                    Common    Paid-in   Retained  Comprehensive   Treasury    Stock      Shareholders'
                                     Stock    Capital   Earnings  Income (Loss)    Stock      Awards        Equity
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001           $37,907  $     -    $372,164    $ 3,710     $(203,539) $ (8,218)      $202,024
Net income                                                 52,432                                            52,432
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                           (1,025)                                (1,025)
  Unrealized losses on investments,
    net of $334 in tax benefits                                       (3,182)                                (3,182)
  Reclassification for investment
    gain and write-down included
    in net income, net of $8
    in tax benefits                                                      158                                    158
  Changes in fair value of cash
    flow hedging instruments,
    net of $6 in tax provision                                             9                                      9
                                                                                                        -------------
Comprehensive income                                                                                         48,392
                                                                                                        -------------
Cash dividends, $0.30 per share                            (8,777)                                           (8,777)
Repurchase of 1,307,300 shares of
  stock                                                                            (27,707)                 (27,707)
Issuance of 741,026 shares of
  treasury stock under stock
  compensation plans                             (138)     (5,091)                  23,484    (6,816)        11,439
Other                                           5,383      (1,618)                  (4,391)    9,249          8,623
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002            37,907    5,245     409,110       (330)     (212,153)   (5,785)       233,994
Net income                                                 55,966                                            55,966
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                              376                                    376
  Unrealized gain on investments,
    net of $22 in tax benefits                                           980                                    980
  Reclassification for investment
    gains included in net income,
    net of $155 in tax provisions                                     (2,823)                                (2,823)
  Changes in fair value of cash
    flow hedging instruments,
    net of $679 in tax provision                                       1,062                                  1,062
                                                                                                        -------------
Comprehensive income                                                                                         55,561
                                                                                                        -------------
Cash dividends, $0.35 per share                            (9,836)                                           (9,836)
Repurchase of 1,569,532 shares of
  stock                                                                            (39,107)                 (39,107)
Issuance of 700,095 shares of
  treasury stock under stock
  compensation plans                              (88)     (6,512)                  18,580    (1,266)        10,714
Other                                           2,631         (40)                    (117)    1,643          4,117
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003            37,907    7,788     448,688       (735)     (232,797)   (5,408)       255,443
Net income                                                 55,115                                            55,115
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                              301                                    301
  Unrealized losses on investments,
    net of $14 in tax benefits                                           (23)                                   (23)
  Changes in fair value of cash
    flow hedging instruments,
    net of $175 in tax provision                                         273                                    273
                                                                                                        -------------
Comprehensive income                                                                                         55,666
                                                                                                        -------------
Cash dividends, $0.45 per share                           (12,506)                                          (12,506)
Repurchase of 1,399,300 shares of
  stock                                                                            (45,295)                 (45,295)
Issuance of 1,183,001 shares of
  treasury stock under stock
  compensation plans                            1,100      (5,224)                  32,837   (12,723)        15,990
Other                                           2,303         (64)                  (1,697)    4,751          5,293
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004           $37,907  $11,191    $486,009    $  (184)    $(246,952) $(13,380)      $274,591
====================================================================================================================

See Notes to Consolidated Financial Statements.

                                     -F23-

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

Impairment of Long-Lived Assets

         Assets held for disposal are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets. The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and any impairment losses are reported in the period in which the impairment criteria are met based on the fair value of the asset.

Investments

         The Company classifies its investments as either available-for-sale securities or trading securities. Available-for-sale securities consist of U.S. corporate securities and other equity interests which are stated at market value, with unrealized gains and losses on such investments reflected, net of tax, as other comprehensive income in shareholders' equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method. If the market value of an investment declines below its cost, the Company evaluates whether the decline is temporary or other than temporary. The Company considers several factors in determining whether a decline is temporary including the length of time market value has been below cost, the magnitude of the decline, financial prospects of the business and the Company's intention to hold the security. If a decline in market value of an investment is determined to be other than temporary, the carrying amount is written down and included in current earnings. In June 2002, the Company determined that the decline in market value of Netzee, Inc. ("Netzee") was other than temporary. Accordingly, the Company's investment in Netzee was written down resulting in a recognized loss of $0.3 million in 2002. In December 2002, the Company realized a $1.8 million loss on the disposition of debt and equity investments resulting from the sale of Netzee. In 2004 and 2003, the Company sold its investments in U.S. corporate securities and recorded a gain before income taxes of $0.1 million and $3.0 million, respectively.

                                     -F24-

         Trading securities consist of investment assets, primarily mutual fund investments, of a nonqualified deferred compensation plan for eligible employees. Participants in this plan are able to direct contributions to a number of diversified assets and settle in cash. This plan is being accounted for under EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." As trading securities, the changes in the fair value are recognized as a charge or credit in other income. A related offsetting deferred compensation obligation is classified as a noncurrent liability and adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair value of the amount owed to the participants. As of December 31, 2004, the Company recorded the investments held by the rabbi trust totaling $5.5 million within noncurrent assets on the Company's balance sheet with the corresponding liability being reflected as long-term. Income (dividends and interest) from investments in the plan and realized and unrealized gains and losses are recorded in Other Income with a corresponding, offsetting amount recorded in Income from Operations, representing an adjustment of compensation expense with no impact on net income. For 2004, the investment income and corresponding compensation cost was $0.5 million.

         The following is a summary of security investments at December 31, 2004 and 2003 (in thousands):

                           Available-for-sale     Trading Securities
                           ------------------     ------------------
                           Cost         Market    Cost       Market
--------------------------------------------------------------------
2004
Rabbi trust               $    -        $    -    $4,814    $5,482
Other equity                 220           169         -         -
--------------------------------------------------------------------
Total                        220           169     4,814     5,482
====================================================================
2003
Other equity                 222           208         -         -
--------------------------------------------------------------------
Total                     $  222        $  208    $    -    $    -
====================================================================

Goodwill and Other Intangible Assets

         Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. The Company reviews goodwill for impairment annually in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). No impairment of goodwill was identified during the years ended December 31, 2004, 2003 and 2002.

         Other intangible assets consist primarily of purchased customer lists, developed technology, content and trademarks that were acquired in business combinations. Other intangible assets are generally amortized on a straight-line basis over periods ranging from four to fifteen years. Amortization periods of other intangible assets are periodically reviewed to determine whether events or circumstances warrant revision to estimated useful lives. Carrying values of other intangible assets are periodically reviewed to assess recoverability based on expectations of undiscounted cash flows and operating income for each related business unit.

Upfront Contract Payments

         Certain contracts with the Company's customers involve upfront payments to the customer. These payments are capitalized and amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer if the contract is canceled prior to the contract termination date. At December 31, 2004, $45.8 million of these unamortized payments were refundable and $7.9 million were nonrefundable.

                                     -F25-

Software and Other Development Costs

         The Company expenses research and development costs, including expenditures related to development of software products that do not qualify for capitalization. Research and development costs, which are primarily costs incurred related to the development of software, totaled $21.9 million, $22.6 million and $14.5 million in 2004, 2003 and 2002, respectively.

         Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established and prior to its availability for sale are capitalized in accordance with FASB Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three to six years. Unamortized software development costs in excess of estimated future net revenues from a particular product are written down to their estimated net realizable value.

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

         Depreciation expense was $36.0 million, $39.5 million and $36.9 million in 2004, 2003 and 2002, respectively.

Self-Insurance

         The Company is primarily self-insured for workers' compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company's estimates of the aggregate liabilities for the claims incurred. Payments for claims beyond one year have been discounted. As of December 31, 2004 and 2003, the combined liabilities for workers compensation and group medical liability were $9.1 million and $9.6 million, respectively.

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

                                     -F26-

         The Company has used derivative financial instruments to manage interest rate risk. On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If an existing derivative were to become not highly effective as a hedge, the Company would discontinue hedge accounting prospectively.

         During 2004, 2003 and 2002, the Company recorded the changes in values related to cash flow hedges in other comprehensive income and such changes were not material. In 2004, 2003 and 2002, the Company did not have any hedging instruments that were designated as fair value hedges.

Translation of Foreign Currencies

         Financial statement accounts that are maintained in foreign currencies are translated into U.S. dollars. Assets and liabilities denominated in foreign currencies are translated at end-of-period exchange rates. Results of operations denominated in foreign currencies are translated using average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. Realized currency exchange gains and losses resulting from transactions are included in earnings as incurred and were not significant in 2004, 2003 and 2002. The Company considers undistributed earnings of foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on these undistributed earnings or on the foreign currency translation adjustments recorded as a part of other comprehensive income.

Revenue Recognition

         The Company recognizes product and services revenue when persuasive evidence of a noncancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer and when an economic exchange has taken place.

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

         For software that is installed and integrated by the Company or customer, revenue is recognized upon shipment assuming functionality has already been proven and there are no significant customizations that would cause a substantial acceptance risk. For software that is installed, integrated and customized by the Company, revenue is recognized on a percentage-of-completion basis as the services are performed. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates.

                                     -F27-

         The contractual terms of software sales do not provide for product returns or allowances. However, on occasion the Company may allow for returns or allowances primarily in the case of a new product release. Provisions for estimated returns and sales allowances are established by the Company concurrently with the recognition of revenue and are based on a variety of factors including actual return and sales allowance history and projected economic conditions.

         Service revenues are comprised of revenues derived from software maintenance agreements, field maintenance services, core processing service bureau deliverables, analytical services, consulting services and training services.

Accrued Customer Incentives

         The Printed Products segment has contractual agreements with many of its customers that provide incentives for rebates or discounts on certain products. Such rebates and discounts are recorded as reductions to revenue and as accrued liabilities. Some agreements may provide for the purchase of certain products not covered by that agreement to be purchased at a discount by the customer and the cost of such products is recorded as cost of goods sold over the term of the agreement and as an accrued liability.

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

         The Company recognizes stock-based compensation expense for restricted stock granted to employees and also for the deferred compensation plan for non-employee directors. The Company uses the straight-line method to amortize unearned compensation expense over the maximum vesting period for restricted stock awards that vest at a single point in time or vest over time.

                                     -F28-

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

                                         2004           2003          2002
---------------------------------------------------------------------------
Net income:
  As reported                        $ 55,115       $ 55,966      $ 52,432
  Add: stock-based compensation
    expense included in reported
    net income, net of tax              3,436          1,434         6,036
  Deduct: stock-based compensation
    expense determined under the
    fair value based method for
    all awards, net of tax             (7,405)        (5,809)      (11,117)
---------------------------------------------------------------------------
  Pro forma net income               $ 51,146       $ 51,591      $ 47,351
===========================================================================

Earnings per common share:
  As reported
    Basic                            $   2.02       $   2.02      $   1.80
    Diluted                          $   1.96       $   1.97      $   1.73
  Pro forma
    Basic                            $   1.88       $   1.86      $   1.63
    Diluted                          $   1.83       $   1.82      $   1.57

         See Note 10 for more information regarding the Company's stock compensation plans and the assumptions used to prepare the pro forma information presented above.

                                     -F29-

Earnings Per Common Share

         Earnings per common share for the years ended December 31, 2004, 2003 and 2002 have been computed under the provisions of FASB Statement No. 128, "Earnings Per Share." The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

                                                 2004      2003      2002
----------------------------------------------------------------------------
Computation of basic earnings per common share:
----------------------------------------------------------------------------
Numerator
  Net income                                  $ 55,115  $ 55,966  $ 52,432
----------------------------------------------------------------------------
Denominator
  Weighted average shares outstanding           27,129    27,624    29,026
  Weighted average deferred shares
    outstanding under non-employee
    directors compensation plan                    140       116        95
----------------------------------------------------------------------------
Weighted average shares outstanding - basic     27,269    27,740    29,121
----------------------------------------------------------------------------
Earnings per share - basic                    $   2.02  $   2.02  $   1.80
============================================================================
Computation of diluted earnings per common share:
----------------------------------------------------------------------------
Numerator
  Net income                                  $ 55,115  $ 55,966  $ 52,432
----------------------------------------------------------------------------
Denominator
  Weighted average shares outstanding - basic   27,269    27,740    29,121
  Dilutive effect of stock options and
    restricted stock                               815       671     1,123
----------------------------------------------------------------------------
Weighted average shares outstanding - diluted   28,084    28,411    30,244
----------------------------------------------------------------------------
Earnings per share - diluted                  $   1.96  $   1.97  $   1.73
============================================================================


         The potentially dilutive common shares relate to options and restricted stock granted under stock compensation plans. Potentially dilutive common shares that were not included in the calculation of diluted earnings per share for 2004, 2003 and 2002 because they were anti-dilutive were 10,457, 77,530, and 57,000, respectively.

Income Taxes

         The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. A valuation allowance is provided for deferred tax assets for which realization cannot be considered likely.

New Accounting Standards

         In May 2004, the FASB issued FASB Staff Position ("FSP") regarding SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act ("the Medicare Act") enacted on December 8, 2003. FSP 106-2 considers the effect of the two new features introduced in the Medicare Act in determining accumulated postretirement benefit obligation and net periodic postretirement benefit cost, which may serve to reduce a company's postretirement benefit costs.

                                     -F30-

         The accumulated postretirement benefit obligations and net periodic postretirement benefit cost included in the accompanying consolidated financial statements and notes to consolidated financial statements do not reflect the effects of the Medicare Act on the postretirement health care benefit plan because the Company has not completed its determination whether plan benefits are at least actuarially equivalent to portions of the Medicare Act. Management does not believe that the effects of the Medicare Act will materially affect the Company's postretirement obligations or its future postretirement benefit expense.

         In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151") to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period charges and also requires that allocation of fixed production overheads to costs of conversion be based on the normal capacity of the production facilities. The Company will adopt the provisions of SFAS 151 on January 1, 2006 and does not believe that the adoption will have a material effect on its financial position and results of operations.

         In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard will have a material effect on its financial position and results of operations.

         In December 2004, the FASB released its revised standard, FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R supersedes APB 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. Such cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for the first interim or annual reporting period beginning after June 15, 2005. The Company is evaluating SFAS 123R to determine whether to adopt the statement using the modified prospective application or the modified retrospective application and believes that the pro forma information provided under the caption "Stock-Based Compensation" within this Note 1 approximates the impact the adoption will have on its results of operations for the periods presented. The effects in future years will depend on the level of awards granted.

         In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP 109-1 considers the effect of the new tax deduction for qualified production activities and requires it to be accounted for as a special deduction and not as a tax rate reduction under SFAS 109. Accounting for this as a special deduction requires the Company to consider it in measuring deferred income taxes and assessing whether a valuation allowance is necessary. The Company adopted the provisions of FSP 109-1 in December 2004. Adoption of FSP 109-1 did not have a material effect on the Company's financial position and results of operations.

                                     -F31-

         In December 2004, the FASB issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". The American Jobs Creation Act of 2004 ("the Act") provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. Due to insignificant earnings from foreign subsidiaries that are not regularly repatriated as well as the Company's foreign tax credit position, the Company believes the adoption of FSP 109-2 will not have a material effect on its financial position and results of operations.

Reclassifications

         During 2004, the Company reclassified certain items in its consolidated income statements. The reclassifications affected the categories of Selling, General and Administrative expenses, Asset Impairment Charges and Gain on Disposal of Assets - net. The change primarily reflects the reclassification of Asset Impairment Charges and Gain on Disposal of Assets - net from Selling, General and Administrative expenses to separate line items. Financial data for all periods presented have been reclassified for comparability. The reclassifications and transfers had no impact on net income or shareholders' equity as previously reported. Certain other reclassifications have been made in the 2003 and 2002 financial statements and notes to financial statements to conform to the 2004 classifications.

2. Acquisitions

         All acquisitions in 2004, 2003 and 2002 were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of each acquired business have been included in the Company's operations beginning as of the date of the particular acquisition.

2004 Acquisitions

         On November 12, 2004, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired London Bridge Phoenix Software Inc. ("Phoenix System"). Phoenix System, an integrated core banking solution that operates in both the Windows(R) NT and Unix environments, features open relational database choices and leverages the latest Internet and network technology to optimize delivery channel integration. Phoenix System is delivered in both in-house and service bureau configurations. Also included in the acquisition were the Phoenix Internet Banking System, also known as IBANK, and the TradeWind international trade finance management system. The acquisition provides HFS with a proven service bureau delivery option for banks and thrifts, which is a significant expansion to the breadth of current offerings.

         On July 7, 2004, HFS acquired certain assets and operations including exclusive distribution and licensing rights related to the CheckQuest(R) item processing and CaptureQuest(R) electronic document management solutions from Mitek Systems, Inc. Mitek Systems is a provider of recognition software-based fraud protection and document processing solutions to banks and other businesses, and licenses its recognition engine toolkits to major software and hardware providers in the imaging and document processing industry. CheckQuest provides financial institutions with a check imaging and item processing solution that enables them to take advantage of the efficiencies offered by the Federal Check Clearing for the 21st Century Act. CaptureQuest is an electronic document management system that allows financial institutions to file, distribute, archive, retrieve and automatically process documents and forms of all types and quantities. As part of the agreement, HFS has also licensed from Mitek Systems the QuickStrokes(R) family of recognition toolkits and the QuickFX(R) Pro form identification toolkit for use with CheckQuest and a variety of other applications.

                                     -F32-

         On April 30, 2004, HFS acquired certain assets and operations related to the electronic mortgage document business of GreatlandTM Corporation. GreatlandTM Corporation is a provider of forms technology, compliance expertise and software compatible products used to meet the needs of businesses to convey regulatory information. The Greatland mortgage document set is employed by many of the industry's leading mortgage lenders and mortgage loan origination system technology providers. Greatland's electronic mortgage document products allow HFS to build on its leadership position in compliance and mortgage solutions.

         The combined purchase price of net assets acquired through acquisitions in 2004 totaled approximately $30.2 million, net of cash acquired. The fair value of assets and liabilities at the acquisition dates consisted of goodwill of $21.5 million, of which $5.4 million is expected to be deductible for tax purposes, other intangible assets of $10.2 million (estimated weighted average useful life of eight years), which included $6.3 million in developed technology (estimated weighted average useful life of nine years) and $3.9 million in customer lists (estimated weighted average useful life of 13 years), other assets of $8.9 million and assumed liabilities of $10.4 million. The allocations of purchase price are subject to refinement as the Company finalizes the valuation of certain assets and liabilities. The pro forma effects of the 2004 acquisitions were not material to the Company's results of operations.

2003 Acquisition

         On June 3, 2003, HFS extended its core systems offering with the acquisition of 100% of the equity of Premier Systems, Inc. ("PSI") for approximately $11.3 million, net of cash acquired. The fair value of assets and liabilities at the date of acquisition consisted of non-deductible goodwill of $9.7 million, customer list of $6.0 million (estimated useful life of ten years), other assets of $4.3 million and assumed liabilities of $8.7 million. The pro forma effects on the results of operations for the acquisition were not material. PSI was a provider of core processing service bureau deliverables that were based on HFS' widely used ULTRADATA(R) System. With the addition of PSI, HFS now provides core processing applications and services to more than 1,000 financial institutions.

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

         On September 20, 2002, HFS extended its core systems offering with the acquisition of certain assets and related liabilities of SPARAK Financial Systems, LLC ("SPARAK") for approximately $31.9 million, net of cash acquired. The acquisition agreement included a contingent purchase payment not to exceed $2.0 million to be made in the event certain growth targets were achieved as defined in the agreement. As of December 31, 2003, the end of the measurement period, those growth targets were not achieved and as a result, no contingent payments were made. SPARAK was a leading provider of integrated hardware and software systems for community banks. The acquisition was completed to build on the HFS leadership position in the financial institutions market and add additional value for SPARAK's existing customers.

                                     -F33-

         On July 24, 2002, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, acquired 100% of the equity in EdVISION Corporation ("EdVISION") for approximately $28.8 million, net of cash acquired. Related to the acquisition of EdVISION, the Company entered into an incentive agreement with certain individuals that included contingent payments to be made in the event certain growth targets are achieved. In June 2004, the incentive agreement was replaced by a grant of 28,000 shares of restricted stock that vest ratably in January 2005, July 2005 and January 2006. The market value of the grant is being amortized ratably to expense over the vesting period (see Note 10). EdVISION was a leading provider of curriculum development and assessment tools for the education industry. This acquisition expands Scantron's ability to offer advanced testing and assessment tools in the education market.

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

         The combined purchase price for net assets acquired through acquisitions in 2002 totaled $94.5 million, net of cash acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition dates along with adjustments made (in thousands):

                                                 Weighted Average
                                                    Useful Life
                                        Value         in Years
---------------------------------------------------------------
Current assets                        $  8,724
Property, plant and equipment            1,653
Goodwill                                78,513
Intangible assets:
  Developed technology         13,570                    6
  Customer lists                6,150                    9
  Acquired in-process
    research and development    3,000                    -
  Trademarks                    3,800                   10
  Content                       2,300                   10
                              --------
Total intangible assets                 28,820
Other assets                             7,614
---------------------------------------------------------------
    Total assets acquired              125,324
---------------------------------------------------------------
Current liabilities                     24,872
Other liabilities                        5,967
---------------------------------------------------------------
    Total liabilities assumed           30,839
---------------------------------------------------------------
Net assets                            $ 94,485
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

         The allocations of the purchase price to the assets and liabilities acquired in 2002 resulted in $78.5 million allocated to goodwill of which $26.4 million is expected to be deductible for tax purposes. Goodwill of $53.7 million and $24.8 million was assigned to the Company's Software & Services and Scantron business segments, respectively.

                                     -F34-

          The following unaudited pro forma summary presents information as if the acquisitions of the businesses acquired in 2002 occurred at the beginning of that year (in thousands, except per share amounts):


(Unaudited)                                                 2002
-------------------------------------------------------------------
Sales                                                  $ 798,663
Net income                                             $  48,805

Earnings per common share:
  Basic                                                $    1.68
  Diluted                                              $    1.61


         The unaudited pro forma summary presented includes adjustments for increased amortization of intangible assets and increased interest expense. The pro forma summary also includes the write-off of acquired in-process research and development costs totaling $3.0 million. The unaudited pro forma summary does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the period presented or of future results.

3. Goodwill and Intangible Assets

         Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment. Separable intangible assets with definitive lives are amortized over their useful lives.

         The changes in the carrying amounts of goodwill by business segment for the years ended December 31, 2004 and 2003 are as follows (in thousands):

                        Printed     Software &                   Consoli-
                        Products      Services      Scantron      dated
-------------------------------------------------------------------------
Balances as of
  December 31, 2002     $ 24,709      $142,099      $ 43,654    $210,462
Goodwill acquired
  during 2003                  -         9,537             -       9,537
Purchase price
  allocation
  adjustments - net            -        (2,162)          (88)     (2,250)
-------------------------------------------------------------------------
Balances as of
  December 31, 2003       24,709       149,474        43,566     217,749
Goodwill acquired
  during 2004                  -        21,452             -      21,452
Purchase price
  allocation
  adjustments - net            -        (5,202)          (12)     (5,214)
-------------------------------------------------------------------------
Balances as of
  December 31, 2004     $ 24,709      $165,724      $ 43,554    $233,987
=========================================================================

                                     -F35-

         Intangible assets with definitive lives at December 31, 2004 and 2003 were comprised of the following (in thousands):

                   December 31, 2004              December 31, 2003
            ------------------------------  -----------------------------
              Gross                Net       Gross                 Net
             Carrying   Accum.  Carrying    Carrying    Accum.  Carrying
              Amount    Amort.   Amount      Amount     Amort.   Amount
-------------------------------------------------------------------------
Developed
  technology  $31,547 $(16,828)  $14,719     $24,787 $(11,851)  $12,936
Customer
  lists        30,005  (15,758)   14,247      25,900  (12,366)   13,534
Trademarks      3,800     (879)    2,921       3,800     (499)    3,301
Content         2,300     (557)    1,743       2,300     (327)    1,973
------------------------------------------------------------------------
Total         $67,652 $(34,022)  $33,630     $56,787 $(25,043)  $31,744
=========================================================================


         Carrying amounts of developed technology and content are included in the other assets caption on the balance sheets and the related amortization expense is included in the cost of goods sold caption on the statements of income.

         Aggregate amortization expense for intangible assets totaled $8.9 million, $8.8 million and $7.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated intangible amortization expense for each of the next five years beginning January 1, 2005 is as follows (in thousands):

Year                                                     Amount
--------------------------------------------------------------------
2005                                                    $ 7,454
2006                                                      6,862
2007                                                      5,916
2008                                                      4,269
2009                                                      2,511
Thereafter                                                6,618
--------------------------------------------------------------------
Total                                                   $33,630
====================================================================

4. Asset Impairment Charges

         In September 2004, the Company concluded that upgrading certain existing customer care systems in its Printed Products segment would be more economical than continued development of portions of certain new customer care systems for the segment. The decision to terminate development efforts required a non-cash pre-tax impairment charge of $7.9 million which was based on previously capitalized development costs, less accumulated depreciation thereon, for the portions of the system where development was discontinued. The Company will continue with development and implementation of the remaining portions of the customer care infrastructure project for the Printed Products segment.

          During the second quarter of 2004, a Printed Products facility was closed pursuant to the plant consolidation plan (see Note 5). A $2.4 million charge, which is included in asset impairment charges on the statements of income, was recorded to adjust the basis of the facility to its estimated fair value based on a recent offer and the fair value was reclassified as held for sale (see Note 6).

                                     -F36-

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

         In addition to the plant consolidation, Printed Products implemented other staffing reductions beginning in the fourth quarter of 2003 which were completed during the third quarter of 2004. These actions were primarily due to excess capacity in production facilities resulting from efficiencies realized from digital printing technology and lower volumes attributable to the losses of certain large customers, including a direct check marketer, and general market volume decline. The Company undertook these actions to bring its production and support structures in line with its business levels.

         The following table presents the cumulative net costs of these actions incurred through December 31, 2004 (in thousands):

                                                                Staffing
                                                  Plant        Reduction
                                              Consolidation     Actions
-------------------------------------------------------------------------
Employee severance                               $ 2,845        $ 4,545
Revision of depreciable lives and
  salvage values                                   3,459              -
Asset impairment charge and
  disposal (gains) and losses                     (1,168)             -
Relocation and other costs                         2,117              -
Contract termination costs related
  to leaseholds                                      876              -
-------------------------------------------------------------------------
Total                                            $ 8,129        $ 4,545
=========================================================================


         The following table presents net expenses by income statement caption for plant consolidation and other staffing reduction actions for the years ended December 31, 2004 and 2003 (in thousands):

                                                     2004        2003
-------------------------------------------------------------------------
Plant consolidation expenses:
  Cost of products sold                            $5,347      $3,950
  Asset impairment charges                          2,444           -
  Gain on disposal of assets - net                 (3,612)          -
-------------------------------------------------------------------------
Total                                              $4,179      $3,950
=========================================================================

Other staffing reduction actions:
  Cost of products sold                            $    -     $   30
  Selling, general and administrative expenses      1,644      2,871
=========================================================================


                                     -F37-

         The following table reconciles the beginning and ending liability balances for 2004 and 2003 related to these actions and are included in the other accrued liabilities caption on the balance sheet (in thousands):

                                     Charged to          Utilized
                       Beginning     Costs and      --------------------      Ending
                         Balance      Expenses       Cash       Non-Cash     Balance
------------------------------------------------------------------------------------

2003
Plant consolidation:
  Employee severance     $     -    $  1,730     $     (71)    $       -   $  1,659
  Revision of
    depreciable lives
    and salvage values         -       2,138             -        (2,138)         -
  Relocation and other
    costs                      -          82           (82)            -          -
Staffing reduction
  actions:
  Employee severance           -       2,901        (1,776)            -      1,125
------------------------------------------------------------------------------------
Total                          -       6,851        (1,929)       (2,138)     2,784
====================================================================================

2004
Plant consolidation:
  Employee severance       1,659       1,115        (2,563)            -        211
  Revision of
    depreciable lives
    and salvage values         -       1,321             -        (1,321)         -
  Asset impairment charge
    and disposal (gains)
    and losses                 -      (1,168)        5,301        (4,133)         -
  Relocation and other
    costs                      -       2,035        (2,035)            -          -
  Contract termination
    costs related to
    leaseholds                 -         876          (362)          167        681
Staffing reduction
  actions:
  Employee severance       1,125       1,644        (2,708)            -         61
------------------------------------------------------------------------------------
Total                    $ 2,784    $  5,823     $  (2,367)    $  (5,287)  $    953
====================================================================================


6. Property Held for Sale

         Property held for sale at December 31, 2004 and 2003 consists of the following (in thousands):

                                                2004            2003
---------------------------------------------------------------------
Land                                          $  736          $  190
Buildings and improvements                     2,645           2,362
Machinery and equipment                            6              50
Furniture and fixtures                            51              24
---------------------------------------------------------------------
Property held for sale                        $3,438          $2,626
=====================================================================

         At December 31, 2004, property held for sale was $3.4 million, which consisted of the Company's Printed Products facility in Denver, Colorado. At December 31, 2003, property held for sale consisted of the Company's Printed Products facility in St. Louis, Missouri. During the fourth quarter of 2004, the Company sold the St. Louis facility and realized a pre-tax gain of $0.1 million from the sale.

                                     -F38-

         During the second quarter of 2004, the Denver facility was closed pursuant to the plant consolidation plan. A $2.4 million charge, which is included in asset impairment charges on the statements of income, was recorded to adjust the basis of the facility to its estimated fair value and was reclassified as held for sale. Management is actively marketing the sale of the Denver facility and believes it will be sold within the next 12 months.

         During the first quarter of 2004, the Company sold its Printed Products facility in San Diego, California, which became available pursuant to the plant consolidation plan, and realized a pre-tax gain of $3.7 million on the sale of the facility.

         In 2003, the Company sold its Printed Products facility in Portland, Oregon and realized a pre-tax gain of $0.8 million.

7. Long-Term Debt

         In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million. As a result, the Credit Facility will decrease by $5.0 million per annum to $400.0 million at the 2009 maturity date. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin as defined): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR (as defined therein). The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge coverage and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

         Long-term debt consisted of the following as of December 31, 2004 and 2003 (in thousands):

                                                      2004          2003
-------------------------------------------------------------------------
Credit Facility                                  $ 101,300     $ 127,057
Other                                                    -           101
-------------------------------------------------------------------------
Total                                              101,300       127,158
Less current portion                                 5,000         5,099
-------------------------------------------------------------------------
Long-term debt                                   $  96,300     $ 122,059
=========================================================================

         At December 31, 2004, the Credit Facility consisted of $101.3 million in outstanding cash borrowings and $5.5 million in outstanding letters of credit. At December 31, 2004, the Company had $313.2 million of availability. The average interest rate in effect on outstanding cash borrowings at December 31, 2004 and 2003, including the effect of the Company's interest rate hedging program (see Note 13), was 3.30% and 2.94%, respectively.

         Other long-term debt relates to other miscellaneous obligations. At December 31, 2004, the Company believes it was in compliance with the covenants associated with all debt instruments. Annual maturities of long-term debt during the next five years are $5.0 million annually in 2005 through 2008 and $81.3 million in 2009.

                                     -F39-

8. Income Taxes

         The income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in thousands):

                                         2004         2003        2002
-----------------------------------------------------------------------
Current:
  Federal                             $  5,187     $ 28,366     $ 18,969
  State                                  1,820        4,597        2,439
  Foreign                                  195           91          837
-------------------------------------------------------------------------
Total                                    7,202       33,054       22,245
-------------------------------------------------------------------------
Deferred:
  Federal                               23,407       (1,994)       9,001
  State                                  2,178         (257)       1,577
-------------------------------------------------------------------------
Total                                   25,585       (2,251)      10,578
-------------------------------------------------------------------------
Total income taxes                    $ 32,787     $ 30,803     $ 32,823
=========================================================================

         The Company utilized net operating losses, capital losses and tax credits of $29.1 million, $2.6 million and $3.3 million in the calculation of current tax expense for the years ended December 31, 2004, 2003 and 2002, respectively. The substantial increase in net operating loss utilization in 2004 is primarily a result of an agreement reached with the Internal Revenue Service. The agreement allowed the cumulative net operating losses of a subsidiary not consolidated for tax purposes to be deducted in the consolidated Company federal tax returns. For the years ended December 31, 2004, 2003 and 2002, the income tax provision included expense of $1.2 million, $0.2 million and $0.1 million, respectively, for tax benefits which were recorded as a reduction of goodwill and included expense of $1.4 million, $1.9 million and $3.1 million, respectively, for tax benefits from stock-based compensation that were included in shareholders' equity.

         The tax effects of significant items comprising the Company's net deferred tax assets as of December 31, 2004 and 2003 were as follows (in thousands):

                                                        2004        2003
--------------------------------------------------------------------------
Current deferred tax asset:
  Accrued vacation                                  $  2,169    $  3,067
  Deferred revenues                                    2,165       1,732
  Accrued liabilities                                  2,640       3,757
  Benefit of net operating loss carryforwards          1,668      20,162
  Allowance for doubtful accounts                        849         733
  Other                                               (1,098)      3,066
-------------------------------------------------------------------------
Total                                                  8,393      32,517
-------------------------------------------------------------------------
Noncurrent deferred tax asset (liability):
  Difference between book and tax basis
   of long-term assets                               (23,711)    (28,175)
  Deferred revenues                                    3,965       2,627
  Deferred compensation                                3,182       2,516
  Postretirement benefits obligation                   5,481       5,419
  Capital loss carryforwards                             279      25,753
  Benefit of net operating loss carryforwards          8,815      12,514
  Other                                                1,588       2,476
-------------------------------------------------------------------------
Total                                                   (401)     23,130
Valuation allowance                                   (4,291)    (28,217)
-------------------------------------------------------------------------
Noncurrent deferred tax liability                     (4,692)     (5,087)
-------------------------------------------------------------------------
Net deferred tax asset                              $  3,701    $ 27,430
=========================================================================

                                     -F40-

         At December 31, 2004 and 2003, the total of all deferred tax assets was $69.2 million and $135.2 million, respectively, and the total of all deferred tax liabilities was $61.3 million and $79.5 million, respectively. The $23.9 million reduction in valuation allowance was primarily attributable to the utilization of capital loss carryforwards due to an agreement reached with the Internal Revenue Service regarding the elimination of the majority of a capital loss generated in prior years.

         At December 31, 2004, undistributed earnings of foreign subsidiaries totaled $7.0 million. No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of such undistributed earnings because it is expected that such earnings will be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. liability.

         At December 31, 2004, the Company had net operating and capital loss carryforwards and other tax credits available for federal and state income tax purposes, which expire as indicated below (in thousands):

                Net Operating Loss
Year of            Carryforwards      Capital Loss
Expiration      Federal      State    Carryforwards    Other
                 Gross     After Tax      Gross      After Tax
-------------------------------------------------------------------------
2005 - 2007    $      -    $      -    $  3,612    $     47
2008 - 2019           -       2,416           -         157
2020 - 2023      14,252           -           -       1,039
No expiration         -           -           -         571
-------------------------------------------------------------------------
Total          $ 14,252    $  2,416    $  3,612    $  1,814
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

         At December 31, 2004, there was a $1.6 million valuation allowance for federal credits and state net operating losses, which will be recorded as a reduction to goodwill if utilized.

                                     -F41-

         The following reconciles the income tax provision at the U.S. federal income tax statutory rate of 35% to that in the financial statements for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                      2004           2003           2002
-------------------------------------------------------------------------
Statutory rate                     $ 30,766       $ 30,369       $ 29,839
State and local income taxes, net
  of federal income tax benefit       3,200          2,804          2,396
Change in valuation allowance           (45)        (2,600)            65
In-process research and development
  charge                                  -              -          1,050
Benefits from tax credits            (1,228)        (1,117)          (593)
Other - net                              94          1,347             66
--------------------------------------------------------------------------
Income tax provision               $ 32,787       $ 30,803       $ 32,823
==========================================================================

         The reduction in the valuation allowance in 2003 and 2004 was a result of the utilization of capital loss carryforwards for which a valuation allowance had been recorded in 2001.

9. Shareholders' Equity

         In January 2003, the Board authorized the purchase of 3,000,000 shares. Shares purchased may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. In 2004, the Company purchased a total of 1,399,300 shares at a cost of $45.3 million or an average cost of $32.37 per share. At December 31, 2004, a total of 1,821,278 shares had been purchased at an average cost of $31.21 per share and 1,178,722 shares were available for repurchase under the January 2003 authorized program.

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

10. Stock Compensation Plans

         Under the Company's Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 5,100,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may exercise an option to purchase shares of Company stock through payroll deductions. The option price is 85% of the lower of the beginning-of-quarter or end-of-quarter market price. During 2004, 2003 and 2002, employees exercised options to purchase 140,574, 154,953, and 111,883 shares, respectively. Options granted under the ESPP were at prices ranging from $23.38 to $26.90 in 2004, $18.99 to $22.67 in 2003 and $18.30 to $24.51 in 2002. At December 31, 2004,
there were 343,908 shares of common stock reserved for issuance under the ESPP.

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

                                     -F42-

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

         As of December 31, 2004, there were 3,808,230 shares of common stock reserved for issuance under these stock option plans.

         Restricted stock grants prior to 2004 generally vest over a period of five years, subject to earlier vesting if the Company's common stock outperforms the S&P 500 in two of three consecutive years. The certificates covering the restricted stock are not issued until the restrictions lapse, but the shares have all the rights of other shares of common stock, including the right to receive cash dividends, but are not transferable. The restricted stock is generally forfeited if the employee is terminated for any reason prior to the lapse in restrictions, other than death or disability. Commencing in April 2004, restricted stock grants do not contain the accelerated performance-related vesting described above and generally vest ratably over five years or, in the case of certain officers, vest on the third, fourth and fifth anniversary dates at the rate of one third on each such date.

         On December 31, 2004, the conditions for early vesting were met on 136,500 shares after the Company's common stock outperformed the S&P 500 in 2004 and 2002. On December 31, 2002, the conditions for early vesting were met on 120,450 shares after the Company's common stock outperformed the S&P 500 in 2002 and 2001.

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

         In April 2002, upon approval of the 2002 Stock Option Plan by the Company's shareholders, the Company's Chief Executive Officer was granted 50,000 restricted shares. The restrictions expired on 12,500 shares in December 2002, 12,500 shares in December 2003 and 25,000 shares in December 2004. He was also granted an option at such time to purchase 400,000 shares at $31.00 per share. This option has a ten-year life and was fully vested and exercisable at the date of grant.

         In 1998, the Board of Directors granted 50,000 restricted shares of the Company's common stock to the Company's Chief Executive Officer. The restrictions expired on 25,000 shares in October 2001, on 12,500 shares in October 2002 and on the remaining 12,500 shares in October 2003.

                                     -F43-

         A summary of option transactions during the three years ended December 31, 2004, follows:

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                              Shares                Price
-------------------------------------------------------------------------
Outstanding - December 31, 2001             3,436,599         $    16.36
  Options granted                           1,656,675              24.84
  Options forfeited                          (438,300)             18.25
  Options exercised                          (566,749)             16.11
-------------------------------------------------------------------------
Outstanding - December 31, 2002             4,088,225              19.63
  Options granted                             712,675              21.73
  Options forfeited                          (460,525)             20.07
  Options exercised                          (484,450)             15.38
-------------------------------------------------------------------------
Outstanding - December 31, 2003             3,855,925              20.50
  Options granted                              21,700              28.55
  Options forfeited                          (197,595)             20.92
  Options exercised                          (694,790)             17.96
-------------------------------------------------------------------------
Outstanding - December 31, 2004             2,985,240         $    21.12
=========================================================================

         The following table summarizes information pertaining to options outstanding and exercisable as of December 31, 2004:

Options Outstanding
-------------------------------------------------------------------------
                                             Weighted
                                              Average            Weighted
                                             Remaining            Average
Range of                                    Contractual          Exercise
Exercise Prices             Options         Life(Years)             Price
-------------------------------------------------------------------------
$12.75 to $13.94             531,200           4.82           $    13.35
$14.31 to $15.44             287,700           5.15                15.19
$16.38 to $20.00             288,290           3.99                19.82
$20.21 to $24.03           1,197,110           7.42                21.75
$24.24 to $31.88             680,940           7.49                29.14
-------------------------------------------------------------------------
Total                      2,985,240           6.42           $    21.12
=========================================================================

Options Exercisable
-------------------------------------------------------------------------
                                                                 Weighted
                                                                  Average
Range of                                                         Exercise
Exercise Prices             Options                                 Price
-------------------------------------------------------------------------
$12.75 to $13.94             439,550                          $    13.28
$14.31 to $15.44             173,800                               15.22
$16.38 to $20.00             282,190                               19.89
$20.21 to $24.03             321,290                               22.11
$24.24 to $31.88             488,340                               30.28
-------------------------------------------------------------------------
Total                      1,705,170                          $    21.10
=========================================================================

                                     -F44-

         A summary of restricted stock transactions during the three years ended December 31, 2004, follows:

                                                                 Weighted
                                                                  Average
                                              Shares           Fair Value
-------------------------------------------------------------------------
Outstanding - December 31, 2001               488,955         $    20.61
  Restricted stock issued                     310,600              24.08
  Restrictions lifted                        (413,055)             21.53(a)
  Restricted stock forfeited                  (88,600)             19.11
-------------------------------------------------------------------------
Outstanding - December 31, 2002               297,900              23.39
  Restricted stock issued                     124,200              21.77
  Restrictions lifted                         (25,000)             21.84
  Restricted stock forfeited                  (63,400)             22.68
-------------------------------------------------------------------------
Outstanding - December 31, 2003               333,700              23.04
  Restricted stock issued                     448,582              31.60
  Restrictions lifted                        (149,975)             24.31
  Restricted stock forfeited                  (55,545)             26.17
-------------------------------------------------------------------------
Outstanding - December 31, 2004               576,762         $    29.07
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

         The Company has a deferred compensation plan for its non-employee directors covering a maximum of 400,000 shares. At December 31, 2004 and 2003, there were 374,443, and 176,757 shares, respectively, reserved for issuance of which 159,237 and 129,845 shares, respectively, were allocated but unissued. The remaining 215,206 and 46,912 shares, respectively, were reserved and unallocated under the directors' compensation plan.

         For the years ended December 31, 2004, 2003 and 2002, the Company recognized expense related to stock-based compensation (for restricted stock granted to employees and the deferred compensation plan for non-employee directors) of $5.6 million, $2.4 million and $9.9 million, respectively.

         Pro forma compensation costs (see Note 1) associated with options granted under the ESPP were estimated based on the discount from market value. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for each of the years ended December 31, 2004, 2003 and 2002:

                                   2004          2003          2002
--------------------------------------------------------------------
Fair value per option             $ 9.60        $ 8.07        $10.33

Weighted average assumptions:
  Dividend yield                     1.4%          1.4%         1.2%
  Expected volatility               36.1%         40.8%        41.0%
  Risk-free interest rate            4.1%          4.0%         4.8%
  Expected life (years)              5.0           5.2          5.8


                                     -F45-

11. Employee Retirement and Savings Plans

         The Company's Master 401(k) Plan and Trust ("401(k) plan") is a defined contribution 401(k) plan with an employer match covering any employee of the Company or a participating affiliate. Participants may contribute on a pre-tax and after-tax basis, subject to maximum IRS limits. The Company matches employee contributions at the rate of $0.50 for every dollar contributed up to a maximum Company-matching contribution of 3% of qualified annual compensation. The Company recognized matching contributions to the 401(k) plan of $5.0 million in 2004, $4.8 million in 2003 and $4.2 million in 2002. Additional contributions may be made from accumulated and/or current net profits. In 2004, 2003 and 2002, additional contributions to the 401(k) plan of $1.7 million, $1.8 million and $1.4 million, respectively, were recognized by the Company.

         The Company has a nonqualified deferred compensation plan similar to the 401(k) plan. This plan provides an opportunity for eligible employees to contribute additional amounts for retirement savings once they have reached the maximum contribution amount in the 401(k) plan. The Company's contributions to this plan were not significant. As of December 31, 2004 the Company has recognized a noncurrent liability of $5.5 million related to this plan which represents the market value of investments held under the plan. Such investments are held by a rabbi trust and are classified as trading securities in the Investments caption on the Consolidated Balance Sheet (see Note 1).

         The Company has unfunded deferred compensation agreements with certain current and former officers. The present value of cash benefits payable under the agreements is being accrued over the periods of active employment and totaled $5.0 million at December 31, 2004 and $3.2 million at December 31, 2003. In 2004, 2003 and 2002 the Company recognized expense of $1.5 million, $0.1 million and $0.2 million, respectively, related to these agreements. Expense for 2004 included $1.2 million due to a change in life expectancy assumptions.

12. Postretirement Benefits

         The Company sponsors two unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company contributes approximately 50% of the cost of providing the medical plan. For all other retirees, the Company's intent is that the retirees provide the majority of the actual cost of providing the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.

         As previously mentioned in Note 1, the Company's accumulated postretirement benefit obligations and net periodic postretirement benefit cost do not reflect the effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 on the health care benefit plan because the Company has not completed its determination whether plan benefits are at least actuarially equivalent to portions of the Act. Management does not believe that the effects of the Act will materially affect the Company's postretirement obligations or its future postretirement benefit expense.

                                     -F46-

         As of December 31, 2004 and 2003, the accumulated postretirement benefit obligation ("APBO") under such plans was $21.2 million and $23.4 million, respectively. Measurement dates of December 31, 2004 and December 31, 2003 were used for these plans. The following table reconciles the plans' beginning and ending balances of the APBO and reconciles the plans' status to the accrued postretirement health care and life insurance liability reflected on the balance sheet as of December 31, 2004 and 2003 (in thousands):

                                                  2004          2003
----------------------------------------------------------------------
APBO as of January 1:
  Retirees                                     $ 23,354      $ 19,514
  Fully eligible participants                         -             -
----------------------------------------------------------------------
                                                 23,354        19,514
Net change in APBO:
  Interest costs                                  1,208         1,397
  Benefits paid                                  (2,417)       (2,454)
  Retiree contributions                           1,147           970
  Actuarial loss (gain)                          (2,102)        3,927
----------------------------------------------------------------------
Total net change in APBO                         (2,164)        3,840
----------------------------------------------------------------------
APBO as of December 31:
  Retirees                                       21,190        23,354
Unrecognized net actuarial loss                  (7,322)       (9,645)
----------------------------------------------------------------------
Accrued postretirement cost -
  included in other liabilities                $ 13,868      $ 13,709
======================================================================

Net periodic postretirement costs ("NPPC") are summarized as follows (in thousands):

                                          2004        2003        2002
-----------------------------------------------------------------------
Interest on APBO                      $  1,208    $  1,397    $  1,419
Net amortization                           221         281         251
-----------------------------------------------------------------------
Total                                 $  1,429    $  1,678    $  1,670
=======================================================================

         In 2000, the Company eliminated employer subsidies for all future retirees except those that had twenty or more years of service as of December 31, 2000 and retired prior to December 31, 2002.

         The weighted average assumptions used to determine benefit obligations as of December 31 were as follows:

                                                  2004          2003
----------------------------------------------------------------------
Discount rate                                      5.75%         6.0%

         The weighted average assumptions used to determine NPPC for years ended December 31 were as follows:

                                          2004        2003        2002
-----------------------------------------------------------------------
Discount rate                              6.0%        6.5%        7.0%

                                     -F47-

         The following trend rate assumptions were used as of December 31:

                                                  2004          2003
----------------------------------------------------------------------
Health care cost trend rate:
  Assumed for next year                           7.0%          9.0%
  Rate to which the cost trend rate is
    assumed to decline (the ultimate
    trend rate)                                   5.0%          5.0%
  Year that the rate reaches the ultimate
    trend rate                                    2009          2009

Participant contributions trend rates:
  Assumed for next year                           7.0%         12.0%
  Rate to which the contribution trend rate
    is assumed to decline (the ultimate
    trend rate)                                   5.0%          5.0%
  Year that the rate reaches the ultimate
    trend rate                                    2009          2009


         The medical cost and participant contributions trend rate assumptions could have a significant effect on amounts reported. A change in the assumed trend rate of 1 percentage point would have the following effects (in thousands):

                                  1 Percentage Point    1 Percentage Point
                                       Increase              Decrease
----------------------------------------------------------------------
Effect on total interest cost          $   95                $  (81)
Effect on postretirement benefit
  obligation                            1,760                (1,489)


         The Company expects to contribute $1.5 million to the plans in 2005. The following reflects the estimated future benefit payments net of estimated participant contributions that are expected to be paid:

Year(s)                                                      Amount
----------------------------------------------------------------------
2005                                                        $ 1,500
2006                                                          1,471
2007                                                          1,459
2008                                                          1,445
2009                                                          1,427
2010 - 2014                                                   6,347


13. Financial Instruments

         The Company's financial instruments include cash and cash equivalents, investments, receivables, accounts payable, borrowings and interest rate risk management contracts.

         At December 31, 2004 and 2003, the fair values of cash and cash equivalents, receivables, accounts payable and short-term debt approximated carrying values because of the short-term nature of these instruments. The carrying values of investments and long-term debt approximate their fair value. There were no interest rate swaps outstanding at December 31, 2004. At December 31, 2003, the fair value of interest rate swaps was a liability of $0.4 million.

                                     -F48-

         During 2002 and 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. The interest rate swaps were directly matched against U.S. dollar LIBOR contracts outstanding under the Company's Credit Facility and were reset quarterly. The differential between fixed and variable rates to be paid or received was accrued as interest rates changed in accordance with the agreements and was recognized over the life of the agreements as an adjustment to interest expense. The interest rate swaps matured in 2004. The amended Credit Facility matures in 2009. The Company will continue to evaluate the need to manage its exposure to interest rate movements and may enter into additional interest rate swap agreements from time to time.

         At December 31, 2003, the notional principal amount of interest rate swaps outstanding was $59.0 million. The fair value of the swaps is reported on the balance sheet in other liabilities. The net change in fair value of the swaps at December 31, 2004 and 2003 is reported in other comprehensive income. The swaps are highly effective and no significant amounts for hedge ineffectiveness were reported in net income during 2004 and 2003.


14. Commitments and Contingencies

         In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

         Total rental expense was $16.9 million in 2004, $17.4 million in 2003 and $15.9 million in 2002. Minimum annual rental payments under noncancelable leases at December 31, 2004 are as follows (in thousands):

                                                  Operating
Year                                                Leases
-------------------------------------------------------------------
2005                                             $  14,345
2006                                                11,780
2007                                                10,798
2008                                                10,595
2009                                                 9,706
Thereafter                                          19,331
-------------------------------------------------------------------
Total                                            $  76,555
===================================================================

         Minimum annual rental payments in the above table have not been reduced by minimum sublease rentals of $2.7 million.

         The Company has contracts with certain customers that contain provisions that call for future payments to the customer. These payments are amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer on a pro-rata basis if the contract is terminated. As of December 31, 2004, the Company's future cash obligations for these contracts are as follows (in thousands):

                                                     Future
Year                                                Payments
-------------------------------------------------------------------
2005                                             $  22,326
2006                                                16,663
2007                                                16,103
2008                                                 8,800
2009                                                 8,000
-------------------------------------------------------------------
Total                                            $  71,892
===================================================================

                                     -F49-

         The Company accrues for environmental remediation costs for work at locations where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are undiscounted and are based on currently available information. At December 31, 2004 and 2003, the Company had $0.8 million and $0.4 million, respectively, included in other current liabilities for estimated environmental remediation costs. For the years ended December 2004 and 2003, results of operations included environmental remediation costs of $0.7 million and $0.2 million, respectively. No remediation costs were included in the results of operations in 2002. The Company currently shares remediation costs for a property it formerly owned in Tennessee and for a superfund cleanup site in New Jersey and, based on currently available information, does not believe additional accruals, if any, will be significant.

15. Business Segments

         The Company operates its business in three segments. The Company has organized its business segments based on products, services and markets served. Each business segment has a division president who reports to the Company's Chief Executive Officer, the chief operating decision maker. The Printed Products segment ("Printed Products") includes checks, direct marketing activities and analytical services marketed primarily to financial institutions. The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions and community banks, lending and mortgage origination applications, mortgage servicing applications, branch automation applications and customer relationship management applications. The Scantron segment represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions, curriculum planning software, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

         The Company's operations are primarily in the United States and Puerto Rico. There were no significant intersegment sales. The Company does not have sales to any individual customer greater than 10% of total Company sales. Equity investments, as well as foreign assets and revenues, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note 1.

         Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss excludes interest income, interest expense and certain other non-operating gains and losses, all of which are considered Corporate items. The Company also considers stock-based compensation costs to be a Corporate item except for a grant made in 2004 to replace an incentive agreement (see Note 2). Certain incentive compensation costs in 2002 were reclassified from Corporate to the Printed Products and Software & Services segments to conform to the 2004 and 2003 classifications. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, investments and other assets not employed in production.

                                     -F50-

         Summarized financial information for 2004, 2003 and 2002 is as follows (in thousands):

                                   Business Segment
                           ------------------------------
                            Printed    Software &              Corporate &   Consoli-
                           Products     Services   Scantron   Eliminations   dated
------------------------------------------------------------------------------------
2004
  Sales                    $ 488,688    $ 193,843  $ 116,643  $    (687)   $ 798,487
  Income (loss)               66,016(a)    25,364     32,841    (36,319)      87,902
  Identifiable assets        220,325      239,450     74,048     39,954      573,777
  Depreciation and other
    amortization              55,084       11,679      4,288        728       71,779
  Capital expenditures        23,634        2,070      3,205         34       28,943

2003
  Sales                    $ 498,257    $ 176,833  $ 113,236  $  (1,658)   $ 786,668
  Income (loss)               69,282(a)    17,741     25,644    (25,898)      86,769
  Identifiable assets        236,328      216,026     74,309     40,314      566,977
  Depreciation and other
    amortization              46,250       11,789      4,050      1,094       63,183
  Capital expenditures        20,802        3,758      3,353        159       28,072

2002
  Sales                    $ 526,201    $ 135,568  $ 107,822  $  (1,784)   $ 767,807
  Income (loss)               85,097       11,341     29,232    (40,415)      85,255
  Identifiable assets        221,892      202,674     77,169     48,952      550,687
  Depreciation and other
    amortization              41,671        9,522      2,844      2,588       56,625
  Acquired in-process
    research and
    development charge             -        3,000          -          -        3,000
  Capital expenditures        26,214        2,073      3,702        101       32,090

(a) Includes impairment charges of $10.3 million in 2004 (see Note 4), reorganization costs of $5.8 million (includes $2.4 million of impairment charges) and $6.9 million in 2004 and 2003, respectively, (see Note 5) and a $2.9 million favorable adjustment in the fourth quarter of 2004 as a result of a policy change for employees' paid time off.

16. Subsequent Event

         On February 1, 2005, the Company announced plans to expand its outsourcing services with the signing of a definitive agreement to acquire Cincinnati-based Intrieve, Incorporated ("Intrieve"). The Company expects to consummate the acquisition in April 2005, subject to approval by Intrieve's shareholders and certain regulatory agencies. Intrieve is a provider of technology for financial institutions including service bureau operations that deliver core processing for thrifts and community banks, comprehensive item processing, and electronic banking and payments processing. In-house solutions include software for financial accounting and software that allows financial institutions to print their own laser checks and other MICR documents. Also included in the transaction is a data-center operation providing co-location, hosting, managed data services and hot-site backup. The acquisition of Intrieve will represent an expansion of the Company's existing outsourced product and service offerings. Intrieve's core processing data-center, full service item processing facility and electronic banking and payment processing service will support Software & Services' strategy of offering clients integrated end-to-end solutions.

                                     -F51-

JOHN H. HARLAND COMPANY AND SUBSIDIARIES

 MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

         The financial statements included in this report were prepared by the Company in conformity with accounting principles generally accepted in the United States of America. Management's best estimates and judgments were used, where appropriate. Management is responsible for the integrity of the financial statements and for other financial information included in this report. The financial statements have been audited by the Company's independent registered public accounting firm, Deloitte & Touche LLP. As set forth in their report, their audits were conducted in accordance with auditing standards generally accepted in the United States of America and formed the basis for their opinion on the accompanying financial statements. They consider the Company's control structure and perform such tests and other procedures as they deem necessary to express an opinion on the fairness of the financial statements.

         The Company maintains a control structure which is designed to provide reasonable assurance that assets are safeguarded and that the financial records reflect the authorized transactions of the Company. As a part of this process, the Company has an internal audit function which assists management in evaluating and monitoring the adequacy and effectiveness of the control structure.

         The Audit Committee of the Board of Directors is composed of directors who are neither officers nor employees of the Company. The Audit Committee meets periodically with management, internal audit and the independent registered public accounting firm to discuss audit matters, the Company's control structure and financial reporting matters. Internal audit and the independent registered public accountants have full and free access to the Audit Committee.


/s/ Timothy C. Tuff                                  /s/ Charles B. Carden
-------------------------                            -------------------------

Timothy C. Tuff                                      Charles B. Carden
Chairman, President and                              Senior Vice President and
Chief Executive Officer                              Chief Financial Officer


March 10, 2005

                                     -F52-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of John H. Harland Company:

         We have audited the accompanying consolidated balance sheets of John H. Harland Company and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Atlanta, Georgia
March 10, 2005

                                     -F53-

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control- Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

         The Company excluded the internal controls of London Bridge Phoenix Software Inc. ("Phoenix System") from its assessment of internal controls. Phoenix System was acquired by the Company in November 2004 and constituted 5.6% of the Company's consolidated assets at December 31, 2004 and less than 1% of the Company's consolidated sales for the year then ended.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.


/s/ Timothy C. Tuff                                  /s/ Charles B. Carden
-------------------------                            -------------------------
Timothy C. Tuff                                      Charles B. Carden
Chairman, President and                              Senior Vice President and
Chief Executive Officer                              Chief Financial Officer


March 10, 2005

                                     -F54-

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of John H. Harland Company:

         We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that John H. Harland Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at London Bridge Phoenix Software Inc. ("Phoenix System"), which was acquired in November 2004 and whose financial statements reflect total assets and sales constituting 5.6 percent and less than 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Phoenix System. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

         A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                                     -F55-

         In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Atlanta, Georgia
March 10, 2005


                                     -F56-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 Supplemental Financial Information (Unaudited)
                     (In thousands except per share amounts)

SELECTED QUARTERLY FINANCIAL DATA, DIVIDENDS PAID AND STOCK PRICE RANGE

                                  ------------Quarter ended --------
                             March 26     June 25    September 24  December 31
-------------------------------------------------------------------------------
2004(a)(b):
  Sales                     $ 190,576    $ 192,979    $ 195,975    $ 218,957
  Gross profit                 88,450       92,209       97,581      112,743
  Net income                   13,053        8,863       12,093(c)    21,106(d)
  Per common share:
    Basic earnings               0.48         0.32         0.44         0.78
    Diluted earnings             0.46         0.31         0.43         0.75
    Dividends paid               0.10         0.10         0.125        0.125
    Stock market price:
      High                      31.85        32.50        30.52        36.41
      Low                       27.31        28.00        26.91        29.34

                                  ------------Quarter ended --------
                             March 28     June 27    September 26  December 31
-------------------------------------------------------------------------------
2003(a):
  Sales                     $ 193,425    $ 192,428    $ 192,494    $ 208,321
  Gross profit                 93,832       93,501       94,317      100,198
  Net income                   13,179       11,250       14,695       16,842(b)(e)
  Per common share:
    Basic earnings               0.47         0.41         0.53         0.61
    Diluted earnings             0.46         0.40         0.52         0.59
    Dividends paid               0.075        0.075        0.10         0.10
    Stock market price:
      High                      24.65        26.59        27.92        29.04
      Low                       20.25        23.00        24.45        25.79

(a) In 2004 and 2003, the Company acquired certain businesses (see Note 2 to the Consolidated Financial Statements).
(b) At the end of the third quarter of 2003, the Printed Products segment initiated a reorganization that was completed in 2004 and incurred certain expenses, gains and charges during the fourth quarter of 2003 and during 2004 related to the reorganization (see Notes 4, 5 and 6 to the Consolidated Financial Statements).
(c) The third quarter of 2004 includes an impairment charge of $4.9 million after income taxes to write-off a portion of certain new customer care systems.
(d) The fourth quarter of 2004 includes a favorable adjustment of $1.8 million after income taxes as a result of a policy change for employees paid time off.
(e) The fourth quarter of 2003 includes a gain on the sale of investments of $2.7 million after income taxes (see Note 1 to the Consolidated Financial Statements).

SELECTED FINANCIAL DATA
                                 ---------- Year ended December 31 ---------
                                2004      2003      2002       2001      2000
-------------------------------------------------------------------------------
Sales                        $798,487  $786,668  $767,807  $743,203   $720,677
Net income                     55,115    55,966    52,432    38,974     28,697
Total assets                  573,777   566,977   550,687   472,246    528,548
Long-term debt                101,300   127,059   144,106   124,118    191,617
Per common share:
  Basic earnings                 2.02      2.02      1.80      1.34       1.01
  Diluted earnings               1.96      1.97      1.73      1.31       1.00
  Cash dividends                 0.45      0.35      0.30      0.30       0.30
Average number of
  shares outstanding:
    Basic                      27,269    27,740    29,121    29,073     28,469
    Diluted                    28,084    28,411    30,244    29,984     28,832

See Note 1 to the Consolidated Financial Statements regarding an investment write-down in 2002, Note 2 to the Consolidated Financial Statements regarding acquisitions in 2004, 2003 and 2002 and Note 5 to the Consolidated Financial Statements regarding reorganization charges in 2004 and 2003.
Earnings per share are calculated based on the weighted average number of shares outstanding during the applicable period. The Company's common stock (symbol:
JH) is listed on the New York Stock Exchange. At December 31, 2004 there were 3,223 shareholders of record.

                                     -F57-

John H. Harland Company and Subsidiaries Schedule II - Valuation and Qualifying
Accounts For the years ended December 31, 2004, 2003 and 2002 (In thousands of dollars)

---------------------------------------------------------------------------------------------

       Column A                     Column B      ---- Column C ----    Column D     Column E

                                                     Additions                        Balance
                                    Balance    Charged To  Charged To                 At End
                                  At Beginning  Results of   Other                      Of
    Description                    Of Period    Operations  Accounts(1)  Deductions(2)   Period
---------------------------------------------------------------------------------------------
Year Ended December 31, 2004

 Allowance for doubtful accounts    $ 1,902     $    321    $   160      $   187     $ 2,196
                                    =======     ========    =======      =======     =======
Year Ended December 31, 2003

 Allowance for doubtful accounts    $ 2,814     $    (27)   $    46      $   931     $ 1,902
                                    =======     ========    =======      =======     =======
Year Ended December 31, 2002

 Allowance for doubtful accounts    $ 4,819     $   (915)    $  710      $ 1,800     $ 2,814
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

10.2  * +         Employment Agreement, dated December 2, 2002, between
                  Registrant and John T. Heald, Jr. (Exhibit 10.2 to the 2002
                  10-K).

10.3  * +         Noncompete and Termination Agreement, dated as of January
                  1, 2002, between Registrant and Timothy C. Tuff (Exhibit 10.3 to the 2001 10-K).

10.4  * +         Form of Restricted Stock Agreement between Registrant and
                  Ms. Bates, Messrs. Carden, Heald and Walters (Exhibit 10.4 to the 2000 10-K).

10.5    +         Restricted Stock Agreements dated April 1, 2004 between
                  Registrant and Ms. Bates and Messrs. Carden, Heald and
                  Walters.

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

10.9  *           John H. Harland Company 2002 Stock Option Plan (Exhibit A to
                  the Registrant's Proxy Statement dated March 20, 2002).

10.10 * John H. Harland Company Employee Stock Purchase Plan, as amended through July 24, 2003 (Exhibit 10.10 to the 2003 10-K).

10.11 * John H. Harland Company Compensation Plan for Non-Employee Directors, as amended (Exhibit 10.12 to the 2001 10-K).

10.12             2005 Compensation Plan for Non-Employee Directors.

Exhibit           Description

10.13 * Amended and Restated Credit Agreement dated as of February 4, 2004 among Registrant and the Lenders named therein (Exhibit
                  10.12 to the 2003 10-K).

11.1              Computation of Per Share Earnings.(1)

14                Code of Business Conduct and Ethics, as amended.

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

31.2 Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference

+ Indicates management contracts and compensatory arrangements required to be filed pursuant to Item 15(b) of this annual report



(1) Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 1 to the Consolidated Financial Statements included in this report.

                                      -X2-