Form 10-Q
period 2005-04-29
HARLAND JOHN H CO
filed 2005-05-11
CIK 45599

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 1, 2005

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

The number of shares of the registrant's common stock outstanding on April 29, 2005 was 27,465,128.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . .    3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS.    5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . .    6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . .    7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . .   17

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .   27

  ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .   28

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .   29

  ITEM 6. EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . ..  29

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                     ------

(In thousands)                               April 1,    December 31,
                                               2005          2004
----------------------------------------------------------------------
Current Assets:

Cash and cash equivalents                  $  11,952     $   9,214
Accounts receivable - net                     69,779        70,989
Inventories                                   17,320        16,984
Deferred income taxes                          8,437         8,393
Income taxes receivable                       14,087        14,608
Property held for sale                         3,438         3,438
Prepaid expenses                              12,808        11,134
Other                                          3,661         4,693
----------------------------------------------------------------------
Total current assets                         141,482       139,453
----------------------------------------------------------------------

Other Assets:

Investments                                    6,651         5,651
Goodwill - net                               233,265       233,987
Intangible assets - net                       16,169        17,168
Upfront contract payments - net               62,314        53,650
Other                                         20,956        21,645
----------------------------------------------------------------------
Total investments and other assets           339,355       332,101
----------------------------------------------------------------------

Property, plant and equipment                334,590       330,525
Less accumulated depreciation
  and amortization                           235,702       228,302
----------------------------------------------------------------------
Property, plant and equipment - net           98,888       102,223
----------------------------------------------------------------------

Total                                      $ 579,725     $ 573,777
======================================================================

See Notes to Condensed Consolidated Financial Statements.



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and              April 1,    December 31,
per share amounts)                             2005          2004
----------------------------------------------------------------------
Current Liabilities:

Accounts payable                           $  27,548     $  28,290
Deferred revenues                             70,382        61,648
Current maturities of long-term debt           5,000         5,000
Accrued liabilities:
  Salaries, wages and employee benefits       18,648        33,475
  Taxes                                       18,855        15,028
  Customer Incentives                          8,908         9,422
  Other                                       14,080        16,706
----------------------------------------------------------------------
Total current liabilities                    163,421       169,569
----------------------------------------------------------------------

Long-Term Liabilities:

Long-term debt                                88,750        96,300
Deferred income taxes                          4,788         4,692
Other                                         28,550        28,625
----------------------------------------------------------------------
Total long-term liabilities                  122,088       129,617
----------------------------------------------------------------------
Total liabilities                            285,509       299,186
----------------------------------------------------------------------
Shareholders' Equity:

Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued           -             -
Common stock, authorized 144,000,000
  shares of $1.00 par value,
  37,907,497 shares issued                    37,907        37,907
Additional paid-in capital                    12,347        11,191
Retained earnings                            498,587       486,009
Accumulated other comprehensive loss            (197)         (184)
Unamortized restricted stock awards          (12,134)      (13,380)
----------------------------------------------------------------------
                                             536,510       521,543
Less 10,449,684 and 10,629,800 shares
  in treasury - at cost,
  respectively                               242,294       246,952
----------------------------------------------------------------------
Total shareholders' equity                   294,216       274,591
----------------------------------------------------------------------

Total                                      $ 579,725     $ 573,777
======================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                                           Three Month Periods Ended
(In thousands, except                        April 1,      March 26,
per share amounts)                             2005          2004
----------------------------------------------------------------------

Sales:
Product sales                               $ 174,379     $ 153,707
Service sales                                  41,468        36,869
----------------------------------------------------------------------
Total sales                                   215,847       190,576

Cost of sales:
Cost of products sold                          96,063        88,108
Cost of services sold                          15,061        13,251
----------------------------------------------------------------------
Total cost of sales                           111,124       101,359
----------------------------------------------------------------------

Gross Profit                                  104,723        89,217

Selling, general and administrative expenses   74,653        70,062
(Gain) loss on disposal of assets - net            10        (3,608)
Amortization of intangible assets                 999           907
----------------------------------------------------------------------
Income From Operations                         29,061        21,856
----------------------------------------------------------------------

Other Income (Expense):
Interest expense                               (1,176)       (1,124)
Other - net                                        (8)          153
----------------------------------------------------------------------
Total                                          (1,184)         (971)
----------------------------------------------------------------------
Income Before Income Taxes                     27,877        20,885
Income taxes                                   10,593         7,832
----------------------------------------------------------------------
Net Income                                     17,284        13,053

Retained earnings at beginning of period      486,009       448,688
Cash dividends                                 (3,426)       (2,780)
Issuance of treasury shares under stock
  plans                                        (1,280)       (2,932)
----------------------------------------------------------------------
Retained earnings at end of period          $ 498,587     $ 456,029
======================================================================

Weighted Average Shares
  Outstanding:
    Basic                                      26,962        27,437
    Diluted                                    27,841        28,239
======================================================================
Earnings Per Common Share:
    Basic                                   $    0.64     $    0.48
    Diluted                                 $    0.62     $    0.46
======================================================================
Cash Dividends Per Common Share             $    0.125    $    0.10
======================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Three Month Periods Ended
                                                         April 1,     March 26,
(In thousands)                                            2005         2004
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                            $  17,284    $  13,053
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                            8,472       10,032
  Amortization of upfront contract payments               8,135        4,923
  Other amortization                                      2,014        2,416
  (Gain) loss on disposal of assets - net                    10       (3,608)
  Stock-based compensation                                  842          560
  Tax benefits from stock-based compensation              1,135        1,462
  Gain on sale of investments - net                         (59)        (132)
  Deferred income taxes                                     (41)         117
  Other                                                    (284)       1,239
  Change in assets and liabilities:
    Accounts receivable                                   1,062       (6,765)
    Inventories and other current assets                   (462)       1,661
    Deferred revenues                                     9,067        4,423
    Accounts payable and accrued liabilities            (15,301)      (8,449)
    Upfront contract payments                           (16,800)      (6,443)
-----------------------------------------------------------------------------
Net cash provided by operating activities                15,074       14,489
-----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment               (5,206)      (5,550)
Proceeds from sale of property, plant and equipment          45        5,422
Long-term investments and other                            (252)         (99)
-----------------------------------------------------------------------------
Net cash (used in) investing activities                  (5,413)        (227)
-----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Credit facility borrowings                               72,985       65,610
Credit facility payments                                (80,534)     (65,667)
Repayment of long-term debt                                   -          (31)
Repurchases of stock                                          -       (3,171)
Issuance of treasury stock                                4,499        5,420
Dividends paid                                           (3,426)      (2,780)
Other - net                                                (447)      (1,680)
-----------------------------------------------------------------------------
Net cash (used in) financing activities                  (6,923)      (2,299)
-----------------------------------------------------------------------------
Increase in cash and cash equivalents                     2,738       11,963
Cash and cash equivalents at beginning of period          9,214        8,525
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  11,952    $  20,488
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2005
                                   (Unaudited)

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

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Registered Public Accounting Firm's Report included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2004 ("2004 Form 10-K").

2.   Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 2004 Form 10-K.

Accounting Pronouncements

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

Adoption of SFAS 123R is required for the first annual reporting period beginning after June 15, 2005. The Company is evaluating SFAS 123R to determine whether to adopt the statement using the modified prospective application or the modified retrospective application. The Company believes that the adoption of this standard will have a material effect on its results of operations and financial condition with effects to future years dependant on the level of awards granted.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 will have a material effect on its financial position and results of operations.

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


                                           Three Month Periods Ended
(In thousands, except                       April 1,      March 26,
per share amounts)                            2005          2004
----------------------------------------------------------------------
Net income:
  As reported                               $ 17,284      $ 13,053
  Add: stock-based compensation
    expense included in reported
    net income, net of tax                       514           342
  Deduct: stock-based compensation
    expense determined under the
    fair value based method for
    all awards, net of tax                    (1,278)       (1,390)
----------------------------------------------------------------------
  Pro forma net income                      $ 16,520      $ 12,005
======================================================================

Earnings per common share:
  As reported
    Basic                                   $   0.64      $   0.48
    Diluted                                 $   0.62      $   0.46
  Pro forma
    Basic                                   $   0.61      $   0.44
    Diluted                                 $   0.59      $   0.43


Pro forma compensation costs associated with options granted under the employee stock purchase plan were estimated based on the discount from market value. There were no stock options awarded during the three month period ended April 1, 2005. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for the three month period ended March 26, 2004:

                                              March 26,
                                                2004
----------------------------------------------------------------------
Fair value per option                       $   9.60

Weighted average assumptions:
  Dividend yield                                1.4%
  Expected volatility                          36.1%
  Risk-free interest rate                       4.1%
  Expected life (years)                         5.0


Reclassifications

During the first quarter of 2005, the Company elected to reclassify certain items in its condensed consolidated statements of income. The reclassifications affected the categories of costs of goods sold and selling, general and administrative expenses. The change primarily reflects the consistent alignment of certain functional costs throughout the Printed Products segment. These reclassifications were not significant and had no impact on net income or shareholders' equity as previously reported. Financial data for all periods presented have been reclassified for comparability.

3.   Acquisitions

All acquisitions in 2004 were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of each acquired business have been included in the Company's operations beginning as of the date of the particular acquisition.

2004 Acquisitions

On November 12, 2004, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired London Bridge Phoenix Software Inc. ("Phoenix System"). Phoenix System, an integrated core banking solution that operates in both the Windows(R) NT and Unix environments, features open relational database choices and leverages Internet and network technology to optimize delivery channel integration. Phoenix System is delivered in both in-house and service bureau configurations. Also included in the acquisition were the Phoenix Internet Banking System, also known as IBANK, and the TradeWind international trade finance management system. The acquisition provides HFS with a proven service bureau delivery option for banks and thrifts, which is a significant expansion to the breadth of current offerings.

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

On April 30, 2004, HFS acquired certain assets and operations related to the electronic mortgage document business of Greatland Corporation. Greatland Corporation is a provider of forms technology, compliance expertise and software compatible products used to meet the needs of businesses to convey regulatory information. The GreatlandTM mortgage document set is employed by many of the industry's leading mortgage lenders and mortgage loan origination system technology providers. Greatland's electronic mortgage document products allow HFS to build on its leadership position in compliance and mortgage solutions.

The combined purchase price of net assets acquired through acquisitions in 2004 totaled approximately $29.9 million, net of cash acquired. The fair value of assets and liabilities at the acquisition dates consisted of goodwill of $20.7 million, of which $5.4 million is expected to be deductible for tax purposes, other intangible assets of $10.2 million (estimated weighted average useful life of eight years), which included $6.3 million in developed technology (estimated weighted average useful life of nine years) and $3.9 million in customer lists (estimated weighted average useful life of 13 years), other assets of $8.8 million and assumed liabilities of $9.9 million. The allocations of purchase price are subject to refinement as the Company finalizes the valuation of certain assets and liabilities. The pro forma effects of the 2004 acquisitions were not material to the Company's results of operations. One of the acquisition agreements entered into by the Company in 2004 included additional consideration of $1.0 million to be paid contingent upon the resolution by the seller of certain contractual issues with a third party. Such issues were resolved and on April 19, 2005 the Company made the additional payment. A portion of the payment will be allocated to developed technology and amortized over an estimated life of 6.25 years and a portion will be allocated to goodwill.

4.   Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the three month period ended April 1, 2005 are as follows (in thousands):


                         Printed   Software &
                        Products    Services     Scantron   Consolidated
------------------------------------------------------------------------
Balances as of
  December 31, 2004      $ 24,709   $165,724      $ 43,554    $233,987
Purchase price
  allocation adjustments        -       (722)            -        (722)
------------------------------------------------------------------------
Balances as of
  April 1, 2005          $ 24,709   $165,002      $ 43,554    $233,265
========================================================================


Intangible assets with definitive lives were comprised of the following (in thousands):


                   April 1, 2005                  December 31, 2004
------------------------------------------------------------------------
             Gross                Net        Gross                Net
            Carrying    Accum.  Carrying    Carrying   Accum.   Carrying
             Amount     Amort.   Amount      Amount    Amort.    Amount
------------------------------------------------------------------------
Developed
 technology  $31,635  $(17,659)  $13,976    $31,547  $(16,828)  $14,719
Customer
 lists        30,005   (16,662)   13,343     30,005   (15,758)   14,247
Trademarks     3,800      (974)    2,826      3,800      (879)    2,921
Content        2,300      (615)    1,685      2,300      (557)    1,743
------------------------------------------------------------------------
  Total      $67,740  $(35,910)  $31,830    $67,652  $(34,022)  $33,630
========================================================================


Carrying amounts of developed technology and content are included in the other assets caption on the balance sheets and the related amortization expense is included in the cost of sales caption on the statements of income.

Aggregate amortization expense for intangible assets totaled $1.9 million and $2.3 million for the three month periods ended April 1, 2005 and March 26, 2004, respectively.

The estimated future intangible amortization expense as of April 1, 2005 is as follows (in thousands):

Year                                                     Amount
--------------------------------------------------------------------
Remaining 2005                                          $ 5,574
2006                                                      6,891
2007                                                      5,943
2008                                                      4,294
2009                                                      2,511
Thereafter                                                6,617
--------------------------------------------------------------------
Total                                                   $31,830
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

The following table presents the cumulative net costs of these actions incurred through April 1, 2005 (in thousands):

                                                                Staffing
                                                   Plant       Reduction
                                               Consolidation    Actions
------------------------------------------------------------------------
Employee severance                                $ 2,843        $ 4,545
Revision of depreciable lives and
  salvage values                                    3,459              -
Asset impairment charge and
  disposal (gains) and losses                      (1,168)             -
Relocation and other costs                          2,186              -
Contract termination costs related
  to leaseholds                                       917              -
------------------------------------------------------------------------
Total                                             $ 8,237        $ 4,545
========================================================================


The following table presents net expenses by income statement caption for plant consolidation and other staffing reduction actions for the three months ended April 1, 2005 and March 26, 2004 (in thousands):

                                             Three Month Periods Ended
                                               April 1,    March 26,
                                                 2005        2004
----------------------------------------------------------------------
Plant consolidation expenses:
  Cost of products sold                         $  108     $ 2,682
  Gain on disposal of assets - net                   -      (3,664)
----------------------------------------------------------------------
Total                                           $  108     $  (982)
======================================================================

Other staffing reduction actions:
  Selling, general and administrative expenses  $    -     $   474
======================================================================


The following table reconciles the beginning and ending liability balances for three month period ended April 1, 2005 related to these actions and are included in the other accrued liabilities caption on the balance sheet (in thousands):

                                  Charged to          Utilized
                     Beginning     Costs and      --------------------      Ending
                       Balance      Expenses       Cash       Non-Cash     Balance
----------------------------------------------------------------------------------
Plant consolidation:
  Employee severance     $ 211       $   (2)      $ (206)        $   -      $    3
  Contract termination
    costs related to
    leaseholds             681           41         (133)            -         589
Other                        -           69          (69)            -           -
Staffing reduction
  actions:
  Employee severance        61            -          (61)            -           -
----------------------------------------------------------------------------------
Total                    $ 953       $  108       $ (469)        $   -      $  592
==================================================================================


6.   Property Held for Sale

At April 1, 2005 and December 31, 2004, property held for sale was $3.4 million, which consisted of the Company's Printed Products facility in Denver, Colorado which was closed during the second quarter of 2004 pursuant to the plant consolidation plan. The Company has entered into a contract to sell the facility for $3.6 million and expects to complete the sale during the second quarter of 2005.

During the first quarter of 2004, the Company sold its Printed Products facility in San Diego, California, which became available pursuant to the plant consolidation plan, and realized a pre-tax gain of $3.7 million on the sale of the facility.

7.   Income Taxes

The Company's consolidated effective income tax rates were 38.0% and 37.5% for the first quarter of 2005 and the first quarter of 2004, respectively. The effective tax rate for the first quarter of 2005 was unfavorably impacted by an increase in the effective state income tax rate for the consolidated group and a decrease in the Internal Revenue Code of 1986, as amended ("IRC") Section 936 U.S. tax credit for the Company's operations in Puerto Rico partially offset by the implementation of IRC Section 199, Qualified Production Activities Deduction.

8.   Inventories

As of April 1, 2005 and December 31, 2004, inventories consisted of the following (in thousands):

                                           April 1,      December 31,
                                             2005            2004
----------------------------------------------------------------------
Raw materials                             $ 14,215        $ 14,055
Work in progress                             1,167             956
Finished goods                               1,938           1,973
----------------------------------------------------------------------
Total                                     $ 17,320        $ 16,984
======================================================================


9.   Long Term Debt

In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million and will decrease by $5.0 million per annum. As a result, the Credit Facility will decrease to $400.0 million at the 2009 maturity date. As of April 1, 2005 the Credit Facility totaled $418.8 million. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin as defined): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR (as defined therein). The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge coverage and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At April 1, 2005, the Company had $93.8 million in outstanding cash borrowings under the Credit Facility, $5.5 million in outstanding letters of credit and $319.5 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at April 1, 2005 was 3.84%.

10.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the three month periods ended April 1, 2005 and March 26, 2004 was as follows (in thousands):

                                           Three Month Periods Ended
                                             April 1,        March 26,
                                               2005            2004
----------------------------------------------------------------------
Net income:                                 $ 17,284        $ 13,053
Other comprehensive
  income (loss):
  Foreign exchange
    translation adjustments                     (154)            (62)
  Unrealized gain (loss) on
    investments, net of ($93) and $11
    in tax (provisions)
    benefits                                     141             (17)
  Changes in fair value of cash
    flow hedging instruments,
    net of ($0) and ($102) in tax
    (provisions)                                   -             160
----------------------------------------------------------------------
Comprehensive income                        $ 17,271        $ 13,134
======================================================================


11.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three month periods ended April 1, 2005 and March 26, 2004 is as follows (in thousands, except per share amounts):

                                            Three Month Periods Ended
                                              April 1,        March 26,
                                                2005            2004
----------------------------------------------------------------------
Computation of basic earnings per common share:
Numerator
  Net income                                $   17,284     $   13,053
----------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding                                 26,804         27,309
  Weighted average deferred
   shares outstanding under
   non-employee directors
   compensation plan                               158            128
----------------------------------------------------------------------
Weighted average shares
  outstanding - basic                           26,962         27,437
----------------------------------------------------------------------
Earnings per share - basic                  $     0.64     $     0.48
======================================================================

Computation of diluted earnings per common share:
Numerator
  Net income                                $   17,284     $   13,053
----------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding - basic                         26,962         27,437
  Dilutive effect of stock
    options and restricted stock                   879            802
----------------------------------------------------------------------
Weighted average shares
  outstanding - diluted                         27,841         28,239
----------------------------------------------------------------------
Earnings per share - diluted                $     0.62     $     0.46
======================================================================


12.   Postretirement Benefits

The Company sponsors two unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. During the three month period ended April 1, 2005, the Company contributed $0.3 million to the plans. The Company's accumulated postretirement benefit obligations and net periodic postretirement benefit cost do not reflect the effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 on the health care benefit plan because the Company has not completed its determination whether plan benefits are at least actuarially equivalent to portions of the Act. Management does not believe that the effects of the Act will materially affect the Company's postretirement obligations or its future postretirement benefit expense.

Net periodic postretirement costs for the three month periods ended April 1, 2005 and March 26, 2004 are summarized as follows (in thousands):

                                     Three Month Periods Ended
                                 April 1, 2005       March 26,2004
--------------------------------------------------------------------
Interest on APBO                      $ 302              $ 354
Net amortization                         55                 86
--------------------------------------------------------------------
Total                                 $ 357              $ 440
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

The Company's operations are primarily in the United States and Puerto Rico. During the three month periods ended April 1, 2005 and March 26, 2004, there were no significant intersegment sales. The Company does not have sales to any individual customer greater than 10% of total Company sales. Equity investments, as well as foreign assets and revenues, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note 2.

Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss excludes interest income, interest expense and certain other non-operating gains and losses, all of which are considered Corporate items. The Company also considers stock-based compensation costs to be a Corporate item except for a grant made in 2004 to replace an incentive agreement. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, investments and other assets not employed in production. Total assets of each business segment did not change materially from the amount disclosed in the 2004 10-K.

Selected summarized financial information for the three month periods ended April 1, 2005 and March 26, 2004 was as follows (in thousands):

                              Business Segment
                     -------------------------------
                     Printed   Software &               Corporate &    Consoli-
                    Products    Services    Scantron   Eliminations    dated
------------------------------------------------------------------------------
Three month periods ended:
  April 1, 2005
    Sales           $ 140,448  $ 47,620    $ 28,214   $   (435)     $ 215,847
    Income (loss)
      before income
      taxes            24,827     4,944       6,595     (8,489)        27,877

  March 26, 2004
    Sales             120,419    44,763      25,913       (519)       190,576
    Income (loss)
      before income
      taxes            17,792     4,011       6,300     (7,218)        20,885


14.  Contingencies

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

15. Subsequent Events

On February 1, 2005, the Company announced plans to expand its outsourcing services with the signing of a definitive agreement to acquire Cincinnati-based Intrieve, Incorporated ("Intrieve"). The Company consummated the acquisition on April 4, 2005 for approximately $78 million which was paid for with cash provided from operations and proceeds from the Company's Credit Facility. Intrieve is a provider of technology for financial institutions including service bureau operations that deliver core processing for thrifts and community banks, comprehensive item processing, and electronic banking and payments processing. In-house solutions include software for financial accounting and software that allows financial institutions to print their own laser checks and other MICR documents. Also included in the transaction is a datacenter operation providing co-location, hosting, managed data services and hot-site backup. The acquisition of Intrieve represents an expansion of the Company's existing outsourced product and service offerings. Intrieve's core processing datacenter, full service item processing facility and electronic banking and payment processing service support Software & Services' strategy of offering clients integrated end-to-end solutions.

On April 4, 2005, the Company signed a definitive agreement to acquire Liberty Enterprises, Inc. ("Liberty"). Liberty, headquartered in Mounds View, Minnesota, is a provider of checks, marketing services, education and e-commerce solutions primarily to credit unions. The acquisition is subject to regulatory approval and other closing conditions, and is expected to close in late May or early June 2005. The purchase price is approximately $160 million in a cash-for-stock purchase under a 338(h)(10) tax election. The Company plans to fund the purchase price with cash provided by operations and proceeds from the Company's Credit Facility.

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

Critical Accounting Policies

In the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2004 (the "2004 Form 10-K"), the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, impairment of long-lived assets, goodwill and other intangible assets, software and other developmental costs, income taxes and stock-based compensation. The Company believes there were no significant changes in the status of its accounting policies during the three month period ended April 1, 2005 to warrant further disclosure. See the 2004 Form 10-K for additional disclosure with respect to the Company's critical accounting policies.

Reclassifications

During the first quarter of 2005, the Company elected to reclassify certain items in its condensed consolidated statements of income. The reclassifications affected the categories of costs of goods sold and selling, general and administrative expense. The change primarily reflects the alignment of certain functional costs throughout the Printed Products segment. These reclassifications were not significant and had no impact on net income or shareholders' equity as previously reported. Financial data for all periods presented have been reclassified for comparability.

Significant Events

On March 11, 2005, the Company was notified that a major customer in its Printed Products segment will not renew its current contract that expires in March 2006. The current annual sales under this contract are approximately $32 million with current annual pre-tax operating income of approximately $10 million. The Company believes it will be able to eliminate all variable costs associated with this customer and will adjust its infrastructure wherever possible to minimize the impact of fixed costs. The impact of this customer loss is not anticipated to begin until April 1, 2006.

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

For the three months ended March 26, 2004, plant consolidation actions resulted in a net gain of $1.0 million before income taxes consisting of $2.7 million of expenses in cost of goods sold and a gain of $3.7 million on the sale of a closed facility. The net pre-tax expenses associated with other staffing reduction actions totaled $0.5 million for the three months ended March 26, 2004 and were included in selling, general and administrative expenses. Ongoing costs related to closed facilities were incurred for the three months ended April 1, 2005 but were not significant.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2005 VERSUS FIRST QUARTER OF 2004

Sales

Consolidated sales and sales by segment for the three month periods ended April 1, 2005 and March 26, 2004 were as follows (in thousands):

                                 Three Month Periods Ended
                         April 1, 2005             March 26, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $140,448    65.1%         $120,419     63.2%
  Software & Services    47,620    22.1%           44,763     23.5%
  Scantron               28,214    13.1%           25,913     13.6%
  Eliminations             (435)   (0.1%)            (519)    (0.3%)
----------------------------------------------------------------------
Total                  $215,847   100.0%         $190,576    100.0%
======================================================================


Consolidated sales increased $25.2 million, or 13.2%, to $215.8 million in the first quarter of 2005 from $190.6 million in the first quarter of 2004. Sales increases occurred in all three segments. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms and other products, increased $20.7 million, or 13.4%, to $174.4 million in the first quarter of 2005 from $153.7 million in the first quarter of 2004. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services, increased $4.6 million, or 12.5%, to $41.5 million in the first quarter of 2005 from $36.9 million in the first quarter of 2004.

Printed Products sales increased $20.0 million, or 16.6%, to $140.4 million in the first quarter of 2005 from $120.4 million in the first quarter of 2004. Domestic imprint check printing operations were favorably impacted by a volume increase of 36.0% partially offset by an average price per unit decrease of 11.5%. The volume increase was primarily attributable to the addition of new customers in late 2004 and the impact of four more production days for Printed Products in the first quarter of 2005 compared to the first quarter of 2004. The volume increase was partially offset by general market volume decline related to alternative payments systems. The decrease in average price per unit was primarily due to incentives and price reductions resulting from contract renewals and lower pricing for certain new customers added in late 2004. Sales of computer checks and related products increased 11.1% in the first quarter of 2005 compared to the first quarter of 2004 due primarily to the addition of a new retail customer during 2004 and higher sales from financial institution channels partially offset by lower pricing on increased volume with a large software customer. Sales of direct marketing activities increased 11.2% in the first quarter of 2005 compared to the first quarter of 2004 primarily due to higher direct marketing sales partially offset by decreased analytical services sales.

Software & Services sales increased $2.8 million, or 6.4%, to $47.6 million in the first quarter of 2005 from $44.8 million in the first quarter of 2004. The increase in sales was due primarily to the acquisitions of certain assets and operations of Greatland Corporation in April 2004 and Mitek Systems in July 2004 and Phoenix System in November 2004 (see Note 3 to the Condensed Consolidated Financial Statements included in this report). Excluding the impact of the acquisitions, Software & Services sales decreased approximately $1.4 million, or 3.0%, due primarily to decreases in core systems and retail and lending solutions sales. Core systems organic sales decreased 5.2% primarily due to lower sales in banking systems and credit union systems partially offset by increases in credit union service bureau services. Retail and lending solutions organic sales decreased 1.8% in the first quarter of 2005 compared to the first quarter of 2004 primarily due to lower sales of branch automation products partially offset by an increase in sales from a mortgage loan product released in 2004.

Software & Services backlog, which consists of contracted products and services prior to delivery, was $110.8 million at the end of the first quarter of 2005, an increase of 10.8% compared to $100.0 million at the end of the first quarter of 2004, and increased $2.2 million, or 2.0%, from $108.6 million at the end of the fourth quarter of 2004. The increase from the first quarter of 2004 was due primarily to businesses acquired in 2004. The increase from the fourth quarter of 2004 was due primarily to increases in the credit union service bureau. Excluding the impact of the acquisitions, backlog did not change significantly for the first quarters of 2005 and 2004, comparatively. Approximately $53.5 million, or 48.3%, of the backlog at April 1, 2005 is expected to be delivered over the next twelve months and $57.3 million, or 51.7%, is expected to be delivered beyond the next twelve months due to the long-term nature of certain service contracts.

Scantron sales increased $2.3 million, or 8.9%, to $28.2 million in the first quarter of 2005 from $25.9 million in the first quarter of 2004 due primarily to increases in sales of testing and custom data collection forms, survey services, field services and optical mark reading equipment partially offset by decreases in sales of imaging products. The increases in sales of testing and custom data collection forms was primarily due to three more production days for Scantron in the first quarter of 2005 compared to the first quarter of 2004. Scantron backlog at the end of the first quarter of 2005 was $20.0 million, of which $19.1 million is expected to be delivered within twelve months or less.

Gross Profit

Consolidated gross profit and gross profit by segment for the three month periods ended April 1, 2005 and March 26, 2004 were as follows (in thousands):

                                 Three Month Periods Ended
                         April 1, 2005             March 26, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 57,465    40.9%         $ 45,158     37.5%
  Software & Services    31,546    66.2%           29,647     66.2%
  Scantron               15,712    55.7%           14,412     55.6%
----------------------------------------------------------------------
Total                  $104,723    48.5%         $ 89,217     46.8%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products gross profit in the first quarter of 2005 increased $12.3 million, or 27.3%, from $45.2 million in the first quarter of 2004 to $57.5 million in the first quarter of 2005 and increased as a percentage of sales from 37.5% in the first quarter of 2004 to 40.9% in the first quarter of 2005. Gross profit increased in domestic imprint check printing operations, direct marketing activities and in computer checks and related products operations due to increases in sales, efficiencies realized from plant consolidations and plant consolidation costs of $2.7 million incurred during the first quarter of 2004. Lower average pricing in domestic imprint check printing operations partially offset these favorable factors. Gross profit in computer checks and related products operations also was favorably impacted by efficiencies realized from the implementation of digital printing technology during 2004.

Software & Services gross profit in the first quarter of 2005 increased $1.9 million, or 6.4%, from $29.6 million in the first quarter of 2004 to $31.5 million in the first quarter of 2005. The gross profit increase was due to businesses acquired in 2004 and lower costs in its other businesses and was partially offset by lower gross profit in credit union systems and branch automation systems resulting primarily from lower sales. As a percentage of sales, Software & Services gross profit remained constant at 66.2% in the first quarters of 2004 and 2005.

Scantron gross profit in the first quarter of 2005 increased $1.3 million, or 9.0%, from $14.4 million in the first quarter of 2004 to $15.7 million in the first quarter of 2005. The gross profit increase was due primarily to the increase in overall sales volume. As a percentage of sales, Scantron gross profit increased slightly to 55.7% in the first quarter of 2005 from 55.6% in the first quarter of 2004.

Selling, General & Administrative Expenses (SG&A)

Consolidated SG&A and SG&A by segment for the three month periods ended April 1, 2005 and March 26, 2004 were as follows (in thousands):

                                 Three Month Periods Ended
                         April 1, 2005              March 26, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 32,652    23.2%         $ 30,985     25.7%
  Software & Services    25,678    53.9%           24,791     55.4%
  Scantron                9,048    32.1%            8,038     31.0%
  Corporate               7,275                     6,248
----------------------------------------------------------------------
Total                  $ 74,653    34.6%         $ 70,062     36.8%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products SG&A increased $1.7 million, or 5.4%, to $32.7 million in the first quarter of 2005 from $31.0 million in the first quarter of 2004. The increase was primarily due to higher marketing and call center support expenses related to the addition of new customers in late 2004 partially offset by lower selling, information technology and client support expenses primarily due to staffing reduction actions in 2004. The first quarter of 2004 included $0.5 million of costs related to staffing reduction actions associated with the Printed Products reorganization.

Software and Services SG&A increased $0.9 million, or 3.6%, to $25.7 million in the first quarter of 2005 from $24.8 million in the first quarter of 2004. The increase was due primarily to increased expenses related to operations acquired in 2004 partially offset by lower headcount due to cost reduction initiatives in 2004, decreased product development expenses primarily attributable to a new mortgage loan product that was released in 2004 and lower sales commissions in 2005.

Scantron SG&A increased $1.0 million, or 12.6%, to $9.0 million in the first quarter of 2005 from $8.0 million in the first quarter of 2004. The increase was primarily due to product development activities for a new imaging scanner and selling and product launch expenses related to a new imaging software application released during the first quarter of 2005.

Corporate SG&A increased $1.1 million, or 16.4%, to $7.3 million in the first quarter of 2005 from $6.2 million in the first quarter of 2004. The increase was primarily due to increased legal, audit and consultant fees and increased amortization expense for restricted stock grants, partially offset by a favorable adjustment in 2005 for deferred compensation costs related to certain former officers of the Company.

(Gain) Loss on Disposal of Assets - net

During the first quarter of 2004, the Company realized a net gain of $3.6 million on disposal of assets primarily due to the sale of a facility that was closed pursuant to the plant consolidation plan.

Consolidated Income from Operations

Consolidated income from operations increased $7.2 million, or 33.0%, to $29.1 million in the first quarter of 2005 from $21.9 million in the first quarter of 2004, primarily due to higher gross profit which was partially offset by increases in SG&A in the first quarter of 2005 and a net gain on disposal of assets in the first quarter of 2004.

Other Income (Expense)

Other Income (Expense) increased $0.2 million to an expense of $1.2 million in the first quarter of 2005 from an expense of $1.0 million in the first quarter of 2004. The increase was due primarily to declines in market value during the first quarter of 2005 of investments held in a rabbi trust for the Company's deferred compensation plan for eligible employees and to the impact of higher average interest rates in effect during the first quarter of 2005 compared to the first quarter of 2004 partially offset by lower amounts of debt outstanding during the first quarter of 2005 compared with the first quarter of 2004.

Consolidated Income Before Income Taxes

Consolidated income before income taxes increased $7.0 million, or 33.5%, to $27.9 million in the first quarter of 2005 from $20.9 million in the first quarter of 2004 due to increased income from operations.

Income Taxes

Consolidated effective income tax rates were 38.0% and 37.5% for the first quarter of 2005 and the first quarter of 2004, respectively. The effective tax rate for the first quarter of 2005 was unfavorably impacted by an increase in the effective state income tax rate for the consolidated group and a decrease in the IRC Section 936 U.S. tax credit for the Company's operations in Puerto Rico partially offset by the implementation of IRC Section 199, Qualified Production Activities Deduction.

Net Income and Earnings Per Share

Net income in the first quarter of 2005 was $17.3 million compared to $13.1 million in the first quarter of 2004. Basic and diluted earnings per share were $0.64 and $0.62, respectively, for the first quarter of 2005 compared to basic and diluted earnings per share of $0.48 and $0.46, respectively, for the same period in 2004.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Cash

-----------------------------------------------------------------------------
                                    Three Month Periods Ended
(In thousands)                  April 1, 2005      March 26, 2004
-----------------------------------------------------------------------------
Net cash provided by
  operating activities             $  15,074          $  14,489
Net cash used for
  investing activities                (5,413)              (227)
Net cash used for
  financing activities                (6,923)            (2,299)
=============================================================================


Cash flow provided from operations in the first quarter of 2005 increased $0.6 million, or 4.0%, to $15.1 million from $14.5 million for the first quarter of 2004. Cash used for upfront payment contracts, which increased $10.4 million in the first quarter of 2005 compared to the first quarter of 2004, was more than offset by cash provided by net income adjusted for depreciation and amortization, which increased $5.5 million in the first quarter of 2005 compared to the first quarter of 2004, and cash provided by other changes in assets and liabilities and other non-cash adjustments to net income. The principal uses of cash in the first quarter of 2005 were for upfront contract payments ($16.8 million), a net reduction in amounts borrowed ($7.5 million), capital expenditures ($5.2 million) and dividend payments to shareholders ($3.4 million). During the first quarter of 2005, cash flow provided by the issuance of treasury stock totaled $4.5 million as a result of the exercise of stock options ($3.5 million) and the employee stock purchase plan ($1.0 million).

Purchases of property, plant and equipment totaled $5.2 million in the first quarter of 2005, a decrease of $0.4 million, compared to $5.6 million in the first quarter of 2004 and were primarily for customer care infrastructure initiatives. The Company's customer care infrastructure initiatives for the Printed Products segment focused on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers.

During the first quarter of 2005, the Company did not purchase any shares of its common stock. At April 1, 2005, 1,178,722 shares were remaining under an authorization approved by the Company's Board of Directors in January 2003 to repurchase 3,000,000 shares.

On February 22, 2005, the Company entered into an agreement with Mitek Systems, Inc. to purchase up to 2,142,856 shares of Mitek common stock for up to an aggregate of $1,500,000 or $0.70 per share. In addition, under the agreement the Company will receive up to 321,428 warrants to purchase common stock at an exercise price of $0.70. Such warrants will expire in February 2012. As of April 1, 2005, the Company had purchased 1,071,428 shares for $750,000 and received 160,714 of the warrants previously mentioned. The purchase of all of the remaining shares and warrants was consummated on May 5, 2005 with the payment of the remaining balance of $750,000 due under the terms of the agreement.

In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million and will decrease by $5.0 million per annum. As a result, the Credit Facility will decrease to $400.0 million at the 2009 maturity date. As of April 1, 2005, the total size of the Credit Facility was $418.8 million. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin specified in the agreement): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At April 1, 2005, the Company had $93.8 million in outstanding cash borrowings under the Credit Facility, $5.5 million in outstanding letters of credit and $319.5 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at April 1, 2005 was 3.84%.

At April 1, 2005, the Company had $12.0 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its Credit Facility will be sufficient to meet anticipated requirements for acquisitions, working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities if funding beyond that available under the Credit Facility were required.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company enters into agreements with certain customers, under which the Company is obligated to make future payments. As of April 1, 2005, the remaining payment obligations under the existing customer contracts are scheduled to be paid as follows: $2.7 million for the nine months ending December 31, 2005; $35.5 million for the two year period ending December 31, 2007 and $16.8 million for the two year period ending December 31, 2009. These payments are amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer on a pro-rata basis if the contract is terminated.

See SUBSEQUENT EVENTS on page 24 for a discussion of the Company's commitments to acquire certain businesses.

Other contractual obligations and commitments have not changed significantly since December 31, 2004. See the 2004 Form 10-K with respect to the Company's other contractual obligations and commitments.

ACQUISITIONS

All acquisitions in 2004 were paid for with cash provided from operating activities and proceeds from the Credit Facility. The acquisitions were accounted for using the purchase method of accounting and accordingly, the results of operations of the acquired businesses have been included in the Company's operations since the respective closing dates (see Note 3 to the Condensed Consolidated Financial Statements).

SUBSEQUENT EVENTS

On February 1, 2005, the Company announced plans to expand its outsourcing services with the signing of a definitive agreement to acquire Cincinnati-based Intrieve, Incorporated ("Intrieve"). The Company consummated the acquisition on April 4, 2005 for approximately $78 million which was paid for with cash provided by operations and proceeds from the Company's Credit Facility. Intrieve is a provider of technology for financial institutions including service bureau operations that deliver core processing for thrifts and community banks, comprehensive item processing, and electronic banking and payments processing. In-house solutions include software for financial accounting and software that allows financial institutions to print their own laser checks and other MICR documents. Also included in the transaction is a datacenter operation providing co-location, hosting, managed data services and hot-site backup. The acquisition of Intrieve represents an expansion of the Company's existing outsourced product and service offerings. Intrieve's core processing datacenter, full service item processing facility and electronic banking and payment processing service support Software & Services' strategy of offering clients integrated end-to-end solutions.

On April 4, 2005, the Company signed a definitive agreement to acquire Liberty Enterprises, Inc. ("Liberty"). Liberty is a provider of checks, marketing services, education and e-commerce solutions primarily to credit unions. The acquisition is subject to regulatory approval and other closing conditions, and is expected to close in late May or early June 2005. The purchase price is approximately $160 million in cash. The Company plans to fund the purchase price with cash provided by operations and proceeds from the Company's Credit Facility.

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

Software & Services segment income is expected to improve as a result of the full-year impact of three acquisitions in 2004 and the Intrieve acquisition in 2005 as well as the impact of integrating them with existing products and services. Cost reduction initiatives implemented during 2004 are also expected to impact segment income favorably.

The Scantron segment is expected to continue its growth of sales in traditional products and services. Increased sales of existing technology products and the introduction of new products are also expected to provide growth in 2005. Product development costs and marketing costs related to the new products are expected to moderate the impact of expected sales growth in 2005.

The Company believes cash flow provided by operations will remain strong in all business units in 2005. The Company currently estimates that capital expenditures will be in the range of $25 million to $28 million. The Company believes upfront contract payments in 2005 will be made at a lower level than 2004 based on commitments currently in place with most of the payments having been made in the first quarter. The Company currently expects depreciation and amortization will total approximately $80 million in 2005, an increase of approximately $8 million from 2004, primarily due to the amortization of upfront contract payments. The Company expects its effective tax rate will be approximately 38% in 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All financial instruments held by the Company are held for purposes other than trading with the exception of $5.7 million of assets related to a nonqualified deferred compensation plan held in a trust. The Company is exposed primarily to market risks related to interest rates and equity prices.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. In order to manage its exposure to fluctuations in interest rates, the Company from time to time has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. As of April 1, 2005, there were no interest rate swap agreements in effect. These derivative financial instruments are viewed as risk management tools and, when used, are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. At April 1, 2005, the Company had outstanding variable rate debt of $93.8 million. The impact on quarterly results of operations of a hypothetical one-point interest rate change on the outstanding debt as of April 1, 2005 would be approximately $145,000.

Equity Price Risk

The fair value of the Company's trading securities investments, which is related to a nonqualified deferred compensation plan for eligible employees, is included in investments with an offsetting obligation included in other noncurrent liabilities. Realized and unrealized holding gains and losses related to those investments are recorded in other income with an offsetting adjustment to compensation expense which is included in selling, general and administrative expenses.

The fair value of the Company's available-for-sale investments is primarily affected by fluctuations in the market price for the common stock of Mitek Systems, Inc. The change in market value has been accounted for as a component of other comprehensive income. The following presents the Company's investment in Mitek reflecting the high and low closing market prices during the period subsequent to the date of the investment (February 22, 2005) to April 1, 2005:

                                  Carrying
(In thousands)                     Value (a)       High (b)      Low (b)
-----------------------------------------------------------------------------
Investment in Mitek               $  911           $1,082        $  589

(a) Based on market value as of April 1, 2005
(b) Based on quoted market prices

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, such officers concluded that the Company's disclosure controls and procedures were effective as of April 1, 2005.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                          JOHN H. HARLAND COMPANY



Date:  May 11, 2005                    By: /s/ J. Michael Riley
                                          -----------------------------

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