Form 10-Q
period 2005-07-01
HARLAND JOHN H CO
filed 2005-08-10
CIK 45599

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 1, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( ).

The number of shares of the registrant's common stock outstanding on July 29, 2005 was 28,164,423.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . .    3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS.    5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . .    6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . .    7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . .   20

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .   34

  ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .   35

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .   35

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .   36

  ITEM 5. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 36

  ITEM 6. EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . .  .   37

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                     ------

(In thousands)                               July 1,     December 31,
                                              2005          2004
----------------------------------------------------------------------
Current Assets:

Cash and cash equivalents                  $  10,263     $   9,214
Accounts receivable - net                     83,529        70,989
Inventories                                   21,335        16,984
Deferred income taxes                         12,305         8,393
Income taxes receivable                       14,473        14,608
Property held for sale                             -         3,438
Prepaid expenses                              15,332        11,134
Other                                          4,918         4,693
----------------------------------------------------------------------
Total current assets                         162,155       139,453
----------------------------------------------------------------------

Other Assets:

Investments                                    7,923         5,651
Goodwill - net                               385,436       233,987
Intangible assets - net                      124,261        17,168
Developed technology and content              28,661        16,462
Upfront contract payments - net               55,634        53,650
Other                                          5,350         5,183
----------------------------------------------------------------------
Total investments and other assets           607,265       332,101
----------------------------------------------------------------------

Property, plant and equipment                352,906       330,525
Less accumulated depreciation
  and amortization                           243,326       228,302
----------------------------------------------------------------------
Property, plant and equipment - net          109,580       102,223
----------------------------------------------------------------------

Total                                      $ 879,000     $ 573,777
======================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and              July 1,     December 31,
per share amounts)                            2005          2004
----------------------------------------------------------------------
Current Liabilities:

Accounts payable                           $  33,345     $  28,290
Deferred revenues                             77,044        61,648
Current maturities of long-term debt           5,090         5,000
Accrued liabilities:
  Salaries, wages and employee benefits       36,066        33,475
  Taxes                                       22,919        15,028
  Customer incentives                         10,231         9,422
  Other                                       18,266        16,706
----------------------------------------------------------------------
Total current liabilities                    202,961       169,569
----------------------------------------------------------------------

Long-Term Liabilities:

Long-term debt                               278,767        96,300
Deferred income taxes                         44,830         4,692
Other                                         31,899        28,625
----------------------------------------------------------------------
Total long-term liabilities                  355,496       129,617
----------------------------------------------------------------------
Total liabilities                            558,457       299,186
----------------------------------------------------------------------
Shareholders' Equity:

Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued           -             -
Common stock, authorized 144,000,000
  shares of $1.00 par value,
  37,907,497 shares issued                    37,907        37,907
Additional paid-in capital                    19,480        11,191
Retained earnings                            509,946       486,009
Accumulated other comprehensive loss            (190)         (184)
Unamortized restricted stock awards          (22,785)      (13,380)
----------------------------------------------------------------------
                                             544,358       521,543
Less 9,758,641 and 10,629,800 shares
  in treasury - at cost,
  respectively                               223,815       246,952
----------------------------------------------------------------------
Total shareholders' equity                   320,543       274,591
----------------------------------------------------------------------

Total                                      $ 879,000     $ 573,777
======================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                          Three Month Periods Ended   Six Month Periods Ended
(In thousands, except        July 1,    June 25,       July 1,    June 25,
per share amounts)            2005        2004          2005        2004
---------------------------------------------------------------------------
Sales:
Product sales              $ 188,763   $ 153,324     $ 363,142   $ 307,031
Service sales                 50,636      39,655        92,104      76,524
---------------------------------------------------------------------------
Total sales                  239,399     192,979       455,246     383,555

Cost of sales:
Cost of products sold         98,062      85,823       194,125     173,931
Cost of services sold         21,280      14,128        36,341      27,379
---------------------------------------------------------------------------
Total cost of sales          119,342      99,951       230,466     201,310
---------------------------------------------------------------------------
Gross Profit                 120,057      93,028       224,780     182,245
Selling, general and
  administrative expenses     85,658      75,150       160,311     145,212
Asset impairment charges           -       2,282             -       2,282
(Gain) loss on disposal of
  assets - net                    17          59            27      (3,549)
Amortization of intangibles    2,408         927         3,407       1,834
---------------------------------------------------------------------------
Income From Operations        31,974      14,610        61,035      36,466
---------------------------------------------------------------------------
Other Income (Expense):
Interest expense              (2,149)     (1,007)       (3,325)     (2,131)
Other - net                      466          37           458         190
---------------------------------------------------------------------------
Total                         (1,683)       (970)       (2,867)     (1,941)
---------------------------------------------------------------------------
Income Before Income Taxes    30,291      13,640        58,168      34,525
Income taxes                  11,511       4,777        22,104      12,609
---------------------------------------------------------------------------
Net Income                    18,780       8,863        36,064      21,916
Retained Earnings at
  Beginning of Period        498,587     456,029       486,009     448,688
Cash Dividends                (3,435)     (2,806)       (6,861)     (5,586)
Issuance of treasury shares
  under stock plans           (3,986)       (112)       (5,266)     (3,044)
---------------------------------------------------------------------------
Retained Earnings at
  End of Period            $ 509,946   $ 461,974     $ 509,946   $ 461,974
===========================================================================
Weighted Average Shares
   Outstanding:
     Basic                    27,291      27,397        27,127      27,417
     Diluted                  28,111      28,191        27,976      28,215
===========================================================================
Earnings Per Common Share:
     Basic                 $    0.69   $    0.32     $    1.33   $    0.80
     Diluted               $    0.67   $    0.31     $    1.29   $    0.78
===========================================================================
Cash Dividends Per
   Common Share            $    0.125  $    0.10     $    0.25   $    0.20
===========================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six Month Periods Ended
                                                         July 1,     June 25,
(In thousands)                                            2005         2004
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                            $  36,064    $  21,916
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                           17,549       19,137
  Amortization of upfront contract payments              16,400       11,754
  Other amortization                                      5,912        4,893
  (Gain) loss on disposal of assets - net                    27       (3,549)
  Stock-based compensation                                2,254        1,629
  Tax benefits from stock-based compensation              4,190        2,199
  Asset impairment charge                                     -        2,282
  Deferred income taxes                                  (1,487)      12,495
  Other                                                    (135)       3,088
  Change in assets and liabilities, net of effects of
    businesses acquired:
    Accounts receivable                                  (4,237)      (2,064)
    Inventories and other current assets                     93       (9,711)
    Deferred revenues                                    11,763          785
    Accounts payable and accrued liabilities             (6,327)      (5,007)
    Upfront contract payments                           (18,385)     (16,990)
-----------------------------------------------------------------------------
Net cash provided by operating activities                63,681       42,857
-----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (11,334)     (12,906)
Proceeds from sale of property, plant and equipment       3,565        5,493
Payment for acquisition of businesses -
  net of cash acquired                                 (239,606)      (5,867)
Long-term investments and other                          (1,026)        (175)
-----------------------------------------------------------------------------
Net cash (used in) investing activities                (248,401)     (13,455)
-----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Credit facility borrowings                              366,058      123,577
Credit facility payments                               (184,098)    (135,542)
Repayment of long-term debt                                 (21)         (69)
Repurchases of stock                                          -      (20,738)
Issuance of treasury stock                               11,139        9,063
Dividends paid                                           (6,861)      (5,586)
Other - net                                                (448)      (1,835)
-----------------------------------------------------------------------------
Net cash provided by (used in) financing activities     185,769      (31,130)
-----------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents          1,049       (1,728)
Cash and cash equivalents at beginning of period          9,214        8,525
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  10,263    $   6,797
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2005
                                   (Unaudited)

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

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2004 ("2004 Form 10-K").

2.   Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 2004 Form 10-K.

Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 will have a material effect on its consolidated results of operations and financial position.

In December 2004, the FASB released its revised standard, FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R supersedes APB 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that a public entity measure the cost of equity-based service awards based on the grant-date fair value of the award. Such cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability-based service awards based on their current fair value; the fair value of those awards will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

Adoption of SFAS 123R is required for the first annual reporting period beginning after June 15, 2005. The Company is evaluating SFAS 123R to determine whether to adopt the statement using the modified prospective application or the modified retrospective application. The Company believes that the adoption of this standard will have a material effect on its consolidated results of operations and financial position with the effects to future years, dependent on the level of awards granted.

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

                           Three Month Periods Ended  Six Month Periods Ended
(In thousands, except          July 1,   June 25,        July 1,  June 25,
per share amounts)              2005       2004           2005      2004
------------------------------------------------------------------------------
Net income:
 As reported                  $18,780    $ 8,863        $36,064   $21,916
 Add: stock-based
  compensation expense
  included in reported
  net income, net of tax          861        652          1,375       994
 Deduct: stock-based
   compensation expense
   determined under the fair
   value based method for
   all awards, net of tax      (1,892)    (1,577)        (3,170)   (2,967)
------------------------------------------------------------------------------
 Pro forma net income         $17,749    $ 7,938        $34,269   $19,943
==============================================================================

Earnings per common share:
 As reported
  Basic                       $  0.69    $  0.32        $  1.33   $  0.80
  Diluted                     $  0.67    $  0.31        $  1.29   $  0.78
 Pro forma
  Basic                       $  0.65    $  0.29        $  1.26   $  0.73
  Diluted                     $  0.63    $  0.28        $  1.23   $  0.71


Pro forma compensation costs associated with options granted under the employee stock purchase plan were estimated based on the discount from market value. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for the six month periods ended July 1, 2005 and June 25, 2004:

                                                  Six Month Periods Ended
                                                      July 1,  June 25,
                                                       2005      2004
------------------------------------------------------------------------
Fair value per option                                $10.82    $ 9.60

Weighted average assumptions:
  Dividend yield                                       1.86%     1.40%
  Expected volatility                                 31.80%    36.10%
  Risk-free interest rate                              4.00%     4.10%
  Expected life (years)                                5.0       5.0


Research and Development

For the three and six month periods ended July 1, 2005, the Company incurred research & development costs of $6.0 million and $11.7 million, respectively. For the three and six month periods ended June 25, 2004, research and development costs totaled $5.5 million and $10.7 million, respectively. These costs are included in operating expenses.

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

3.   Acquisitions

All acquisitions in 2005 and 2004 were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of each acquired business have been included in the Company's operations beginning as of the date of the particular acquisition.

2005 Acquisitions

On June 10, 2005, the Company acquired substantially all of the assets of Liberty Enterprises, Incorporated ("Liberty") for approximately $161.6 million in cash, including acquisition costs. Liberty is a provider of checks, marketing services, card services, education and e-commerce solutions primarily to credit unions. The addition of Liberty expands the Company's presence among credit unions and management believes that the combined range of products and services should position the Company to be a preferred partner for credit unions across the country.

On April 13, 2005, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, amended its asset purchase agreement with Mitek Systems, Incorporated ("Mitek Systems"), which was originally entered into in July 2004, to purchase certain additional assets for $1.0 million. These assets had been excluded in the original agreement pending settlement of certain contractual issues by Mitek Systems.

On April 4, 2005, HFS acquired Cincinnati-based Intrieve, Incorporated ("Intrieve") for approximately $77.0 million, including acquisition costs, in a cash for equity transaction. This acquisition expands HFS product and service lineup to include outsourced core processing, comprehensive item processing and electronic banking and payments processing for thrifts and community banks. The acquisition also includes in-house financial management software, turnkey check and MICR document printing systems, and a datacenter operation that provides co-location and hot-site disaster recovery services.

The combined purchase price for assets acquired through acquisitions in the first six months of 2005 totaled $239.6 million, net of cash acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition dates (in thousands):

                                               Weighted Average
                                                  Useful Life
                                        Value       in Years
---------------------------------------------------------------
Current assets                        $ 21,772
Property, plant and equipment           13,649
Goodwill                               152,122
Intangibles:
  Customer lists              102,900                 18.6
  Developed technology         14,340                  4.8
  Trademarks                    7,600                  5.4
                              --------
Total intangibles                      124,840
Other assets                             8,723
---------------------------------------------------------------
    Total assets acquired              321,106
---------------------------------------------------------------
Current liabilities                     29,167
Deferred income taxes                   49,638
Other                                    2,695
---------------------------------------------------------------
    Total liabilities assumed           81,500
---------------------------------------------------------------
Net assets                            $239,606
===============================================================


The allocations of purchase prices to the assets and liabilities acquired in 2005 is preliminary pending detailed examination and appraisals of the assets and liabilities acquired and the completion of an integration plan for the Liberty operations. The allocation of the purchase price includes $3.6 million of accruals for severance compensation under the preliminary Liberty integration plan. Additional integration costs, which may be material in amount, are expected to be identified as the integration plan is further refined. Such integration costs and actions relating to the acquired operations will require additional adjustments to the preliminary purchase price allocation. Integration costs that relate to the Company's operations which existed prior to the acquisition of Liberty will be charged to results of operations when a liability has been incurred.

Intrieve is subject to Ohio state income taxes. Effective June 30, 2005, Ohio revised its corporate income tax structure. The completion of the allocation of purchase price to assets and liabilities acquired will result in a charge or credit to income tax expense that is not expected to be material.

At July 1, 2005, the allocations of purchase prices resulted in $152.1 million allocated to goodwill of which $86.6 million is expected to be deductible for tax purposes. Goodwill of $85.9 million and $66.2 million was preliminarily assigned to the Company's Printed Products and Software & Services business segments, respectively. The principal factor affecting the purchase price, which resulted in the recognition of goodwill, was the fair value of the going-concern element of the Liberty and Intrieve businesses, which includes the assembled workforces and synergies that are expected to be achieved.

The following unaudited pro forma summary presents information as if the acquisitions of the businesses acquired in 2005 occurred at the beginning of the year of each period presented (in thousands, except per share amounts):

                                Three Month            Six Month
                               Periods Ended         Periods Ended
                             July 1,    June 25,   July 1,    June 25,
                              2005       2004       2005       2004
----------------------------------------------------------------------
Net sales                   $266,869   $241,100   $532,266  $477,547
Net income                    18,059     10,578     29,630    23,591

Earnings per common share:
  Basic                     $   0.66   $   0.39   $   1.09  $   0.86
  Diluted                   $   0.64   $   0.38   $   1.06  $   0.84


The unaudited pro forma summary for the periods presented includes adjustments for changes in levels of amortization of intangible assets, interest income, interest expense, and income taxes. The three and six month periods ended July 1, 2005 include $1.9 million and $12.7 million, respectively, of nonrecurring acquisition-related expenses incurred by the acquired operations prior to the business combinations. The Company expects to realize operating synergies with the acquired operations. This pro forma information does not reflect any such potential synergies. The unaudited pro forma summary does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.

2004 Acquisitions

On November 12, 2004, HFS acquired London Bridge Phoenix Software Inc. ("Phoenix System"). Phoenix System, an integrated core banking solution that operates in both the Windows(R) NT and Unix environments, features open relational database choices and leverages Internet and network technology to optimize delivery channel integration. Phoenix System is delivered in both in-house and service bureau configurations. Also included in the acquisition were the Phoenix Internet Banking System, also known as IBANK, and the TradeWind international trade finance management system. The acquisition provides HFS with a proven service bureau delivery option for banks and thrifts, which is a significant expansion to the breadth of current offerings.

On July 7, 2004, HFS acquired certain assets and operations including exclusive distribution and licensing rights related to the CheckQuest(R) item processing and CaptureQuest(R) electronic document management solutions from Mitek Systems. Mitek Systems is a provider of recognition software-based fraud protection and document processing solutions to banks and other businesses, and licenses its recognition engine toolkits to major software and hardware providers in the imaging and document processing industry. CheckQuest provides financial institutions with a check imaging and item processing solution that enables them to take advantage of the efficiencies offered by the Federal Check Clearing for the 21st Century Act. CaptureQuest is an electronic document management system that allows financial institutions to file, distribute, archive, retrieve and automatically process documents and forms of all types and quantities. As part of the agreement, HFS has also licensed from Mitek Systems the QuickStrokes(R) family of recognition toolkits and the QuickFX(R) Pro form identification toolkit for use with CheckQuest and a variety of other applications.

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

The combined purchase price of net assets acquired through acquisitions in 2004 totaled approximately $29.9 million, net of cash acquired. The fair value of assets and liabilities at the acquisition dates consisted of goodwill of $20.7 million, of which $5.4 million is expected to be deductible for tax purposes, other intangible assets of $10.2 million (estimated weighted average useful life of eight years), which included $6.3 million in developed technology (estimated weighted average useful life of nine years) and $3.9 million in customer lists (estimated weighted average useful life of 13 years), other assets of $8.8 million and assumed liabilities of $9.9 million. The allocation of purchase price for Phoenix System is subject to refinement as the Company finalizes the valuation of certain assets and liabilities. The pro forma effects of the 2004 acquisitions were not material to the Company's results of operations.

4.   Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the six month period ended July 1, 2005 are as follows (in thousands):

                         Printed   Software &
                        Products    Services     Scantron   Consolidated
------------------------------------------------------------------------
Balances as of
  December 31, 2004      $ 24,709   $165,724      $ 43,554    $233,987
Goodwill acquired
  in 2005                  85,915     66,207             -     152,122
Purchase price
  allocation adjustments        -       (673)            -        (673)
------------------------------------------------------------------------
Balances as of
  July 1, 2005           $110,624   $231,258      $ 43,554    $385,436
========================================================================


Intangible assets with definitive lives were comprised of the following (in thousands):

                   July 1, 2005                  December 31, 2004
------------------------------------------------------------------------
             Gross                Net        Gross                Net
            Carrying    Accum.  Carrying    Carrying   Accum.   Carrying
             Amount     Amort.   Amount      Amount    Amort.    Amount
------------------------------------------------------------------------
Customer
 lists      $132,906  $(18,909) $113,997    $30,005  $(15,758)  $14,247
Developed
 technology   45,994   (18,961)   27,033     31,547   (16,828)   14,719
Trademarks    11,400    (1,136)   10,264      3,800      (879)    2,921
Content        2,300      (672)    1,628      2,300      (557)    1,743
------------------------------------------------------------------------
  Total     $192,600  $(39,678) $152,922    $67,652  $(34,022)  $33,630
========================================================================


Amortization of developed technology and content is included in the cost of sales caption on the statements of income. Aggregate amortization expense for intangible assets totaled $5.7 million and $4.7 million for the six month periods ended July 1, 2005 and June 25, 2004, respectively.

The estimated future intangible amortization expense as of July 1, 2005 is as follows (in thousands):

Year                                                     Amount
--------------------------------------------------------------------
Remaining 2005                                          $ 11,687
2006                                                      22,308
2007                                                      20,688
2008                                                      17,255
2009                                                      13,907
Thereafter                                                67,077
--------------------------------------------------------------------
Total                                                   $152,922
====================================================================


5.   Integration and Reorganization Actions

Accruals of $3.6 million were recorded as of July 1, 2005 for actions taken or to be undertaken under an integration plan being prepared for the Liberty operations. These accruals were for severance benefits and are included in other current and noncurrent liabilities in the balance sheet. The Company is still developing the integration plan for the Liberty operations. The Company anticipates consolidating six Liberty facilities into its existing network of regional production facilities and the elimination of duplicate selling, general and administrative expenses. Those actions are expected to result in additional severance costs, lease abandonment charges and fixed asset impairment charges. As additional actions are finalized, accruals for the costs will increase goodwill recorded or decrease net income, depending on the nature of the costs.

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

The following table presents the cumulative net costs of these actions incurred through July 1, 2005 (in thousands):

                                                                 Staffing
                                   Liberty         Plant        Reduction
                                 Integration   Consolidation     Actions
--------------------------------------------------------------------------
Employee severance                 $ 3,577        $ 2,843        $ 4,545
Revision of depreciable lives
  and salvage values                     -          3,459              -
Asset impairment charge and
  disposal (gains) and losses            -         (1,132)             -
Relocation and other costs               -          2,225              -
Contract termination costs
  related to leaseholds                  -            912              -
--------------------------------------------------------------------------
Total                              $ 3,577        $ 8,307        $ 4,545
==========================================================================


The following table presents net expenses by income statement caption for plant consolidation and other staffing reduction actions for the three and six month periods ended July 1, 2005 and June 25, 2004 (in thousands):

                                   Three Month          Six Month
                                  Periods Ended       Periods Ended
                                July 1,   June 25,  July 1,   June 25,
                                 2005       2004     2005       2004
------------------------------------------------------------------------
Plant consolidation expenses:
  Cost of products sold          $   34  $ 2,913     $  142  $ 5,595
  (Gain) loss on disposal
    of assets - net                  36       52         36   (3,612)
  Asset impairment charge             -    2,282          -    2,282
------------------------------------------------------------------------
Total                            $   70  $ 5,247     $  178  $ 4,265
========================================================================
Other staffing reduction actions:
  Selling, general and
    administrative expenses      $    -  $   800     $    -  $ 1,274
========================================================================


The following table reconciles the beginning and ending liability balances for the six month period ended July 1, 2005 related to these actions and are included in the other accrued liabilities captions on the balance sheet (in thousands):


                                    Charged to       Utilized
                                ----------------- ----------------
                     Beginning          Costs and                    Ending
                       Balance  Goodwill Expenses   Cash  Non-Cash  Balance
-----------------------------------------------------------------------------
Liberty integration:
  Employee severance   $     -  $ 3,577  $     -  $(1,775) $     -  $ 1,802
Plant consolidation:
  Employee severance       211        -       (2)    (206)       -        3
  Contract termination
    costs related to
    leaseholds             681        -       36     (232)       -      485
  Other                      -        -      108     (108)       -        -
Staffing reduction
  actions:
  Employee severance        61        -        -      (61)       -        -
-----------------------------------------------------------------------------
Total                  $   953  $ 3,577  $   142  $(2,382) $     -  $ 2,290
=============================================================================


6.   Property Held for Sale

During the second quarter of 2005, the Company sold its Printed Products facility in Denver, Colorado, which was closed during the second quarter of 2004 pursuant to the plant consolidation plan, for $3.4 million. In the second quarter and fourth quarter of 2004, asset impairment charges of $2.3 million and $0.2 million were recorded to adjust the basis of the Denver facility to its estimated fair value.

During the first quarter of 2004, the Company sold its Printed Products facility in San Diego, California, which became available pursuant to the plant consolidation plan, and realized a pre-tax gain of $3.7 million.

7.   Income Taxes

The Company's consolidated effective income tax rates were 38.0% and 36.5% for the first six months of 2005 and the first six months of 2004, respectively. The effective income tax rate for the first six months of 2005 was unfavorably impacted by an increase in the effective state income tax rate for the consolidated group and a decrease in the Internal Revenue Code of 1986, as amended ("IRC") Section 936 U.S. tax credit for the Company's operations in Puerto Rico partially offset by the implementation of IRC Section 199, Qualified Production Activities Deduction. The effective income tax rate for the first six months of 2004 included favorable adjustments related to the conclusion of a review by the Internal Revenue Service of the Company's income tax filings for 1999 and 2000.

8.   Inventories

As of July 1, 2005 and December 31, 2004, inventories consisted of the following (in thousands):

                                            July 1,      December 31,
                                             2005            2004
----------------------------------------------------------------------
Raw materials                             $ 16,949        $ 14,055
Work in progress                             1,761             956
Finished goods                               2,625           1,973
----------------------------------------------------------------------
Total                                     $ 21,335        $ 16,984
======================================================================


9.   Long Term Debt

In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million and will decrease by $5.0 million per annum. As a result, the Credit Facility will decrease to $400.0 million at the 2009 maturity date. As of July 1, 2005 the Credit Facility totaled $417.5 million. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin as defined): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR (as defined therein). The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge coverage and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At July 1, 2005, the Company had $283.3 million in outstanding cash borrowings under the Credit Facility, $5.5 million in outstanding letters of credit and $128.7 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at July 1, 2005 was 4.14%.

10.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the three and six month periods ended July 1, 2005 and June 25, 2004 was as follows (in thousands):

                               Three Month                Six Month
                              Periods Ended             Periods Ended
                            July 1,     June 25,      July 1,   June 25,
                             2005        2004          2005      2004
------------------------------------------------------------------------
Net income:                 $18,780     $ 8,863       $36,064   $21,916
Other comprehensive
 Income (loss):
 Foreign exchange
  translation adjustments        26        (112)         (128)     (174)
 Unrealized gains (losses)
  on investments, net
  of  $12, $5, ($81), and
  $16 in tax benefits
  (provisions)                  (19)         (9)          122       (26)
 Changes in fair value of
  cash flow hedging
  instruments, net of $0,
  ($43), $0 and ($145)
  in tax benefits                 -          67             -       227
------------------------------------------------------------------------
Comprehensive income        $18,787     $ 8,809       $36,058   $21,943
========================================================================

11.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three and six month periods ended July 1, 2005 and June 25, 2004 is as follows (in thousands, except per share amounts):

                               Three Month                Six Month
                              Periods Ended             Periods Ended
                            July 1,     June 25,      July 1,   June 25,
                             2005        2004          2005      2004
------------------------------------------------------------------------
Computation of basic earnings per common share:
Numerator
  Net Income                $18,780     $ 8,863       $36,064   $21,916
------------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding              27,128      27,261        26,967    27,285
  Weighted average deferred
    shares outstanding under
    non-employee directors
    compensation plan           163         136           160       132
------------------------------------------------------------------------
Weighted average shares
  Outstanding - basic        27,291      27,397        27,127    27,417
------------------------------------------------------------------------
Earnings per share-basic    $  0.69     $  0.32       $  1.33   $  0.80
========================================================================


                               Three Month                Six Month
                              Periods Ended             Periods Ended
                            July 1,     June 25,      July 1,   June 25,
                             2005        2004          2005      2004
------------------------------------------------------------------------
Computation of diluted earnings per common share:
Numerator
  Net Income                $18,780     $ 8,863       $36,064   $21,916
------------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding - basic      27,291      27,397        27,127    27,417
  Dilutive effect of stock
    options and restricted
    stock                       820         794           849       798
------------------------------------------------------------------------
Weighted average shares
  outstanding - diluted      28,111      28,191        27,976    28,215
------------------------------------------------------------------------
Earnings per share-diluted  $  0.67     $  0.31       $  1.29   $  0.78
========================================================================

12.   Postretirement Benefits

The Company sponsors two unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. During the three and six month periods ended July 1, 2005, the Company contributed $0.4 million and $0.7 million, respectively to the plans.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 introduced a prescription drug benefit under Medicare and, in certain circumstances, a federal subsidy to sponsors of retiree health care benefit plans. The Company's postretirement health care plan offers prescription drug benefits. In second quarter of 2005, the Company completed its valuation of its postretirement benefit plans as of January 1, 2005 including the impact of the subsidy for maintaining retiree healthcare benefits. Due to the impact of the subsidy, the accumulated postretirement benefit obligation ("APBO") decreased by $2.1 million and the annual net periodic postretirement benefit costs decreased by $0.2 million. Net amortization and interest on the APBO each decreased by $0.1 million resulting in the $0.2 million decrease in annual net periodic postretirement benefit costs.

Net periodic postretirement costs for the three and six month periods ended July 1, 2005 and June 25, 2004 are summarized as follows (in thousands):

                              Three Month                Six Month
                             Periods Ended             Periods Ended
                           July 1,   June 25,        July 1,    June 25,
                            2005       2004           2005        2004
------------------------------------------------------------------------
Interest on APBO           $ 304      $ 354         $ 606       $ 708
Net amortization              75         86           130         172
------------------------------------------------------------------------
Total                      $ 379      $ 440         $ 736       $ 880
========================================================================

13.   Business Segments

The Company operates its business in three segments. The Company has organized its business segments based on products, services and markets served. Each business segment has a division president who reports to the Company's Chief Executive Officer, the chief operating decision maker. The Printed Products segment ("Printed Products") includes checks, direct marketing activities and analytical services marketed primarily to financial institutions. The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions, thrifts and community banks, education and e-commerce solutions primarily to credit unions, lending and mortgage origination applications, mortgage servicing applications, branch automation applications and customer relationship management applications. The Scantron segment represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions, curriculum planning software, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

The Company's operations are primarily in the United States and Puerto Rico. During the six month periods ended July 1, 2005 and June 25, 2004, there were no significant intersegment sales. The Company does not have sales to any individual customer greater than 10% of total Company sales. Equity investments, as well as foreign assets and revenues, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note 2.

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

Selected summarized financial information for the three and six month periods ended July 1, 2005 and June 25, 2004 was as follows (in thousands):

                              Business Segment
                     -------------------------------
                     Printed   Software &               Corporate &    Consoli-
                    Products    Services    Scantron   Eliminations    dated
------------------------------------------------------------------------------
As of and for the three month periods ended:

  July 1, 2005
    Sales           $ 148,817  $ 63,272    $ 27,327   $    (17)     $ 239,399
    Income (loss)      27,459     8,303       5,622    (11,093)        30,291
    Identifiable
      assets          413,927   345,173      76,586     43,314        879,000

  June 25, 2004
    Sales           $ 118,170  $ 47,716    $ 27,797   $   (704)     $ 192,979
    Income (loss)      10,719     3,622       7,499     (8,200)        13,640

As of and for the six month periods ended:

  July 1, 2005
    Sales           $ 289,265  $110,892    $ 55,541   $   (452)     $ 455,246
    Income (loss)      52,286    13,247      12,217    (19,582)        58,168
    Identifiable
      assets          413,927   345,173      76,586     43,314        879,000

  June 25, 2004
    Sales           $ 238,589  $ 92,479    $ 53,710   $ (1,223)     $ 383,555
    Income (loss)      28,511     7,633      13,799    (15,418)        34,525


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

The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions, thrifts and community banks, education and e-commerce solutions primarily to credit unions, lending and mortgage origination applications, mortgage servicing applications, branch automation applications and customer relationship management applications.

The Scantron segment ("Scantron") includes scanning equipment and software, scannable forms, survey solutions, curriculum planning software, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

Critical Accounting Policies

In the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2004 (the "2004 Form 10-K"), the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, impairment of long-lived assets, goodwill and other intangible assets, software and other developmental costs, income taxes and stock-based compensation. The Company believes there were no significant changes in the status of its accounting policies during the six month period ended July 1, 2005 to warrant further disclosure. See the 2004 Form 10-K for additional disclosure with respect to the Company's critical accounting policies.

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

Significant Events

In April 2005, the Company acquired Intrieve, Incorporated ("Intrieve") for approximately $77.0 million, including acquisitions costs, in a cash for equity transaction. In June 2005, the Company acquired substantially all of the assets of Liberty Enterprises, Inc. ("Liberty") for approximately $161.6 million in cash including acquisition costs. See Note 3 to the Condensed Consolidated Financial Statements for further information regarding these acquisitions.

In March 2005, the Company was notified that a major customer in its Printed Products segment will not renew its current contract that expires in March 2006. The current annual sales under this contract are approximately $32 million with current annual pre-tax operating income of approximately $10 million. The Company believes it will be able to eliminate all variable costs associated with this customer and will adjust its infrastructure wherever possible to minimize the impact of fixed costs. The impact of this customer loss is not anticipated to begin until April 1, 2006.

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

In addition to the plant consolidation, Printed Products implemented other staffing reductions beginning in the fourth quarter of 2003 which were completed during the third quarter of 2004. These actions were primarily due to excess capacity in production facilities resulting from efficiencies realized from digital printing technology and lower volumes attributable to the losses of certain large customers, including a direct check marketer, and general market volume decline. The Company believes these actions brought its production and support structures in line with its business levels.

For the three and six month periods ended June 25, 2004, plant consolidation expenses totaled $5.2 million and $4.3 million, respectively. For the three month period ended June 25, 2004, plant consolidation expenses included in cost of goods sold totaled $2.9 million and a $2.3 million charge, to reduce the carrying value of a closed facility to its estimated fair value, was included in selling, general and administrative expenses. For the six month period ended June 25, 2004, plant consolidation expenses included in cost of products sold totaled $5.6 million, and a net gain of $1.3 million related to asset disposals and fair value adjustments was included in selling, general and administrative expenses. The net pre-tax expenses associated with other staffing reduction actions totaled $0.8 million and $1.3 million for the three and six months ended June 25, 2004 and were included in selling, general and administrative expenses. Ongoing costs related to closed facilities were incurred for the three and six month periods ended July 1, 2005 but were not significant.

RESULTS OF OPERATIONS - SECOND QUARTER OF 2005 VERSUS SECOND QUARTER OF 2004

Sales

Consolidated sales and sales by segment for the three month periods ended July 1, 2005 and June 25, 2004 were as follows (in thousands):

                                 Three Month Periods Ended
                          July 1, 2005              June 25, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $148,817    62.2%         $118,170     61.2%
  Software & Services    63,272    26.4%           47,716     24.7%
  Scantron               27,327    11.4%           27,797     14.4%
  Eliminations              (17)   (0.0%)            (704)    (0.3%)
----------------------------------------------------------------------
Total                  $239,399   100.0%         $192,979    100.0%
======================================================================

Consolidated sales increased $46.4 million, or 24.1%, to $239.4 million in the second quarter of 2005 from $193.0 million in the second quarter of 2004. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms and other products, increased $35.5 million, or 23.1%, to $188.8 million in the second quarter of 2005 from $153.3 million in the second quarter of 2004. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services, increased $10.9 million, or 27.7%, to $50.6 million in the second quarter of 2005 from $39.7 million in the second quarter of 2004.

Printed Products sales increased $30.6 million, or 25.9%, to $148.8 million in the second quarter of 2005 from $118.2 million in the second quarter of 2004. The portions of the acquired Liberty operations preliminarily aligned under Printed Products contributed $7.3 million towards the increase. Domestic imprint check printing operations, which exclude Liberty operations, were favorably impacted by a volume increase of 26.7% partially offset by an average price per unit decrease of 2.0%. The volume increase was primarily attributable to the addition of a new customer in late 2004. The volume increase for the Company was partially offset by general market volume decline related to alternative payments systems. The decrease in average price per unit was primarily due to incentives and price reductions resulting from contract renewals and lower than average pricing for the new customer added in late 2004 partially offset by contract termination payments totaling $6.0 million received during the second quarter of 2005. Sales of computer checks and related products increased 5.8% in the second quarter of 2005 compared to the second quarter of 2004 due primarily to the addition of a new retail customer during 2004 and higher sales from financial institution and software customer channels partially offset by lower average pricing. Sales of direct marketing activities increased 24.5% in the second quarter of 2005 compared to the second quarter of 2004 primarily due to higher volumes partially offset by decreased analytical services sales.

Software & Services sales increased $15.6 million, or 32.6%, to $63.3 million in the second quarter of 2005 from $47.7 million in the second quarter of 2004. The increase in sales was due primarily to the acquisitions of Mitek Systems in July 2004, Phoenix System in November 2004 and Intrieve Corporation in April 2005. Also, a small part of the increase in sales was due to Liberty e-commerce solutions operations which were preliminarily aligned under Software & Services (see Note 3 to the Condensed Consolidated Financial Statements included in this report). Excluding the impact of the acquisitions, Software & Services sales decreased approximately $1.9 million, or 4.0%, primarily due to decreases in core systems sales. The sales comparison for the quarter was also unfavorably impacted by the timing of an annual user conference which was held during the second quarter of 2004 and is scheduled to be held during the third quarter of 2005. Core systems organic sales decreased 5.8% or $1.1 million primarily due to lower sales in banking systems and credit union systems partially offset by increases in credit union service bureau services. Retail and lending solutions organic sales increased 1.6% or $0.4 million in the second quarter of 2005 compared to the second quarter of 2004 primarily due to increased sales of mortgage and other compliance solutions and was partially offset by a decrease in sales in retail solutions. The increase in mortgage solutions sales was due in part to the release of a new product during 2004. Although sales for other compliance solutions increased, they were adversely affected by an increase in usage-based contracts compared with perpetual agreements. The usage-based contracts defer revenue recognition into future periods.

Software & Services backlog, which consists of contracted products and services prior to delivery, was $244.7 million at the end of the second quarter of 2005, an increase of 151.2% compared to $97.4 million at the end of the second quarter of 2004, and increased $133.9 million, or 120.9%, from $110.8 million at the end of the first quarter of 2005. The increase from the second quarter of 2004 was due primarily to businesses acquired in late 2004 and 2005. The increase from the first quarter of 2005 was due primarily to the Intrieve acquisition and to increases in core systems bookings. Excluding the impact of the Intrieve acquisition, the backlog at the end of the second quarter of 2005 increased $4.1 million or 3.7% from the end of the first quarter of 2005. Approximately $96.6 million, or 39.5%, of the backlog at July 1, 2005 is expected to be delivered over the next twelve months and $148.1 million, or 60.5%, is expected to be delivered beyond the next twelve months due to the long-term nature of certain service contracts.

Scantron sales decreased $0.5 million, or 1.7%, to $27.3 million in the second quarter of 2005 from $27.8 million in the second quarter of 2004 primarily due to decreases in sales of imaging and survey solutions partially offset by increases in sales of field services and testing and custom data collection forms. Scantron backlog at the end of the second quarter of 2005 was $20.4 million, an increase of 9.1% compared to $18.7 million at the end of the second quarter of 2004, and increased $0.4 million, or 2.0%, from $20.0 million at the end of the first quarter of 2005. Approximately $19.4 million of the backlog at July 1, 2005 is expected to be delivered within twelve months or less.

Gross Profit

Consolidated gross profit and gross profit by segment for the three month periods ended July 1, 2005 and June 25, 2004 were as follows (in thousands):

                                 Three Month Periods Ended
                         July 1, 2005             June 25, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 65,147    43.8%         $ 45,830     38.8%
  Software & Services    39,708    62.8%           31,695     66.4%
  Scantron               15,202    55.6%           15,503     55.8%
----------------------------------------------------------------------
Total                  $120,057    50.1%         $ 93,028     48.2%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products gross profit in the second quarter of 2005 increased $19.3 million, or 42.1%, from $45.8 million in the second quarter of 2004 to $65.1 million in the second quarter of 2005 and increased as a percentage of sales from 38.8% in the second quarter of 2004 to 43.8% in the second quarter of 2005. Gross profit increased in domestic imprint check printing operations, direct marketing activities and in computer checks and related products operations due to increases in sales, efficiencies realized from plant consolidations and plant consolidation costs of $2.9 million incurred during the second quarter of 2004. The acquisition of Liberty also contributed to such increase. Lower average pricing in domestic imprint check printing operations partially offset these favorable factors. Gross profit in computer checks and related products operations also was favorably impacted by efficiencies realized from the implementation of digital printing technology during 2004.

Software & Services gross profit in the second quarter of 2005 increased $8.0 million, or 25.3%, to $39.7 million from $31.7 million in the second quarter of 2004. The gross profit increase was due to businesses acquired in 2004 and lower costs in its other businesses and was partially offset by the timing of an annual user conference. As a percentage of sales, Software & Services gross profit decreased to 62.8% in the second quarter of 2005 from 66.4% in the second quarter of 2004, due primarily to the lower margins of the acquired operations.

Scantron gross profit in the second quarter of 2005 decreased $0.3 million, or 1.9%, from $15.5 million in the second quarter of 2004 to $15.2 million in the second quarter of 2005. The gross profit decrease was due primarily to lower sales. As a percentage of sales, Scantron gross profit decreased slightly to 55.6% in the second quarter of 2005 from 55.8% in the second quarter of 2004.

Selling, General & Administrative Expenses (SG&A)

Consolidated SG&A and SG&A by segment for the three month periods ended July 1, 2005 and June 25, 2004 were as follows (in thousands):

                                 Three Month Periods Ended
                         July 1, 2005              June 25, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 37,217    25.0%         $ 32,660     27.6%
  Software & Services    29,571    46.7%           27,223     57.1%
  Scantron                9,542    34.9%            7,939     28.6%
  Corporate               9,328                     7,328
----------------------------------------------------------------------
Total                  $ 85,658    35.8%         $ 75,150     38.9%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products SG&A increased $4.5 million, or 14.0%, to $37.2 million in the second quarter of 2005 from $32.7 million in the second quarter of 2004. The increase was primarily due to higher marketing and call center support expenses related to the addition of a new customer in late 2004, Liberty SG&A and higher incentive compensation partially offset by lower selling, information technology and client support expenses primarily due to staffing reduction actions in 2004. The second quarter of 2004 included $0.8 million of costs related to staffing reduction actions associated with the Printed Products reorganization.

Software and Services SG&A increased $2.4 million, or 8.6%, to $29.6 million in the second quarter of 2005 from $27.2 million in the second quarter of 2004. The increase was primarily due to increased expenses related to operations acquired in 2005 and late 2004 partially offset by lower headcount in 2005 due to cost reduction initiatives in 2004, higher severance expense in the second quarter of 2004, decreased product development expenses primarily attributable to a new mortgage loan product that was released in 2004, annual user conference costs in 2004 and lower sales commissions in 2005.

Scantron SG&A increased $1.6 million, or 20.2%, to $9.5 million in the second quarter of 2005 from $7.9 million in the second quarter of 2004. The increase was primarily due to product development activities for a new imaging scanner and selling and product launch expenses related to a new imaging software application release.

Corporate SG&A increased $2.0 million, or 27.3%, to $9.3 million in the second quarter of 2005 from $7.3 million in the second quarter of 2004. The increase was primarily due to increased audit and consultant fees, business development activities for a fraud prevention product, increases in incentive compensation costs due to the Company's financial performance and to a contract renewal for the Company's Chief Executive Officer.

Asset Impairment Charges

During the second quarter of 2004, a Printed Products facility was closed pursuant to the plant consolidation plan. A $2.3 million charge was recorded to adjust the basis of the facility to its estimated fair value. The facility was sold during the second quarter of 2005.

Amortization of Intangibles

Consolidated amortization of intangibles expense increased $1.5 million, or 159.8%, to $2.4 million in the second quarter of 2005 from $0.9 million in the second quarter of 2004. The increase was primarily due to the Intrieve and Liberty acquisitions which occurred during the second quarter of 2005 and to the 2004 acquisitions.

Consolidated Income from Operations

Consolidated income from operations increased $17.4 million, or 118.9%, to $32.0 million in the second quarter of 2005 from $14.6 million in the second quarter of 2004, primarily due to higher gross profit in 2005 and asset impairment charges in 2004, which were partially offset by increases in SG&A in the second quarter of 2005 and higher amortization of intangibles.

Other Income (Expense)

Other Income (Expense) increased $0.7 million to an expense of $1.7 million in the second quarter of 2005 from an expense of $1.0 million in the second quarter of 2004. The increase was primarily due to an increase in interest expense which was caused by higher amounts of debt outstanding and higher average interest rates in the second quarter of 2005 compared to the second quarter of 2004. The increase in the amounts of debt outstanding resulted from the Intrieve and Liberty acquisitions.

Consolidated Income Before Income Taxes

Consolidated income before income taxes increased $16.7 million, or 122.1%, to $30.3 million in the second quarter of 2005 from $13.6 million in the second quarter of 2004 due to increased income from operations partially offset by higher interest expense.

Income Taxes

Consolidated effective income tax rates were 38.0% and 35.0% for the second quarter of 2005 and the second quarter of 2004, respectively. The effective tax rate for the second quarter of 2005 was unfavorably impacted by an increase in the effective state income tax rate for the consolidated group and a decrease in the IRC Section 936 U.S. tax credit for the Company's operations in Puerto Rico partially offset by the implementation of IRC Section 199, Qualified Production Activities Deduction. The lower effective income tax rate for the second quarter of 2004 resulted primarily from favorable adjustments related to the conclusion of a review by the Internal Revenue Service of the Company's income tax filings for 1999 and 2000.

Net Income and Earnings Per Share

Net income in the second quarter of 2005 was $18.8 million compared to $8.9 million in the second quarter of 2004. Basic and diluted earnings per share were $0.69 and $0.67, respectively, for the second quarter of 2005 compared to basic and diluted earnings per share of $0.32 and $0.31, respectively, for the same period in 2004.

RESULTS OF OPERATIONS - YEAR TO DATE 2005 VERSUS YEAR TO DATE 2004

Sales

Consolidated sales and sales by segment for the six month periods ended July 1, 2005 and June 25, 2004 were as follows (in thousands):

                                 Six Month Periods Ended
                         July 1, 2005            June 25, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $289,265    63.5%         $238,589     62.2%
  Software & Services   110,892    24.4%           92,479     24.1%
  Scantron               55,541    12.2%           53,710     14.0%
  Eliminations             (452)   (0.1%)          (1,223)    (0.3%)
----------------------------------------------------------------------
Total                  $455,246   100.0%         $383,555    100.0%
======================================================================

Consolidated sales increased $71.6 million, or 18.7%, to $455.2 million for the six month period ended July 1, 2005 from $383.6 million for the six month period ended June 25, 2004. Sales increases occurred in all three segments. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms and other products increased $56.1 million, or 18.3%, to $363.1 million for the first six months of 2005 from $307.0 million in the first six months of 2004. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased $15.6 million, or 20.4%, to $92.1 million for the first six months of 2005 from $76.5 million for the first six months of 2004.

Printed Products sales increased $50.7 million, or 21.2%, to $289.3 million in the first six months of 2005 from $238.6 million in the first six months of 2004. Domestic imprint check printing operations, which excludes Liberty operations and accounted for a majority of the sales increase, was favorably impacted by a volume increase of 31.3% partially offset by a decrease in the average price per unit of 6.8%. The volume increase was primarily attributable to the addition of a new customer in late 2004 and the impact of four more production days in the first six months of 2005 compared to the first six months of 2004. The volume increase for the Company was partially offset by general market volume decline related to alternative payment systems. The decrease in the average price per unit was due primarily to incentives and price reductions resulting from contract renewals and lower than average pricing for the new customer added in late 2004, partially offset by the loss of lower priced business and a $5.8 million increase in contract termination payments in 2005. Sales of computer checks and related products increased 8.5% for the first six months of 2005 compared to the first six months of 2004 due primarily to the addition of a new retail customer in 2004 and higher sales from financial institution and software customer channels partially offset by lower average pricing. Sales of direct marketing activities increased 17.6% for the first six months of 2005 compared to the first six months of 2004 due primarily to higher volumes partially offset by lower analytical services sales.

Software & Services sales increased $18.4 million, or 19.9%, to $110.9 million in the first six months of 2005 from $92.5 million in the first six months of 2004. The increase in sales was due primarily to acquisitions in late 2004 and 2005 (see Note 3 to the Condensed Consolidated Financial Statements included in this report). Excluding the impact of the acquisitions, Software & Services sales decreased approximately $3.2 million, or 3.5%, due primarily to decreases in core systems sales and the timing of an annual user conference. Core systems organic sales decreased 5.5% or $1.9 million primarily due to lower sales in credit union and banking systems partially offset by increases in credit union service bureau services. Retail and lending solutions organic sales did not change significantly in the first six months of 2005 compared to the first six months of 2004 primarily due to increased sales in mortgage and other compliance solutions that offset a decrease in sales in retail solutions. The increase in mortgage solutions sales was due in part to a new product introduced during 2004.

Scantron sales increased $1.8 million, or 3.4%, to $55.5 million in the first six months of 2005 from $53.7 million in the first six months of 2004. Increases in sales of testing and custom data collection forms, field services and data collection hardware were partially offset by decreases in data collection survey solutions and imaging solutions sales. In addition to higher sales volume, Scantron sales of testing and custom data collection forms had two additional production days and field services had five additional production days for the first six months of 2005 compared to the first six months of 2004.

Gross Profit

Consolidated gross profit and gross profit by segment for the six month periods ended July 1, 2005 and June 25, 2004 were as follows (in thousands):

                                 Six Month Periods Ended
                         July 1, 2005            June 25, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $122,612    42.4%         $ 90,988     38.1%
  Software & Services    71,254    64.3%           61,342     66.3%
  Scantron               30,914    55.7%           29,915     55.7%
----------------------------------------------------------------------
Total                  $224,780    49.4%         $182,245     47.5%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Consolidated gross profit increased $42.6 million, or 23.3%, from $182.2 million in the first six months of 2004 to $224.8 million in the first six months of 2005, and increased as a percentage of sales from 47.5% in the first six months of 2004 to 49.4% in the first six months of 2005.

Printed Products gross profit for the six month period ended July 1, 2005 increased $31.6 million, or 34.8%, from $91.0 million in the six month period ended June 25, 2004 to $122.6 million in the six month period ended July 1, 2005 and as a percentage of sales was 42.4% in the first six months of 2005 compared to 38.1% in the first six months of 2004. Printed Products gross profit was favorably impacted by sales increases in domestic imprint check printing, direct marketing operations and computer checks and related products and by efficiencies gained from plant consolidations and plant consolidation costs of $5.6 million incurred during the first six months of 2004. The acquisition of Liberty also contributed to the increase. Lower average pricing in domestic imprint check printing operations partially offset these favorable factors. Gross profit in computer checks and related products operations also was favorably impacted by efficiencies realized from the implementation of digital printing technology during 2004.

Software & Services gross profit in the first six months of 2005 increased $10.0 million, or 16.2%, from $61.3 million in the first six months of 2004 to $71.3 million in the first six months of 2005 primarily due to acquisitions and higher sales in delivery systems and mortgage solutions, partially offset by a decrease in credit union and banking system sales. As a percentage of sales, Software & Services gross profit decreased to 64.3% in the first six months of 2005 from 66.3% in the first six months of 2004, due primarily to the lower margin nature of the acquired operations.

Scantron gross profit in the first six months of 2005 increased $1.0 million, or 3.3%, from $29.9 million in the first six months of 2004 to $30.9 million in the first six months of 2005, primarily due to increased sales. As a percentage of sales, Scantron gross profit remained constant at 55.7% in the first six months of 2005 and 2004.

Selling, General & Administrative Expenses

Consolidated SG&A and SG&A by segment for the six month periods ended July 1, 2005 and June 25, 2004 were as follows (in thousands):

                                 Six Month Periods Ended
                         July 1, 2005            June 25, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 69,869    24.2%         $ 63,645     26.7%
  Software & Services    55,249    49.8%           52,013     56.2%
  Scantron               18,590    33.5%           15,978     29.7%
  Corporate              16,603                    13,576
----------------------------------------------------------------------
Total                  $160,311    35.2%         $145,212     37.9%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Consolidated SG&A increased $15.1 million, or 10.4%, in the first six months of 2005 from the first six months of 2004. These expenses as a percentage of sales were 35.2% in the first six months of 2005, down from 37.9% in the first six months of 2004.

Printed Products SG&A increased $6.3 million, or 9.8%, to $69.9 million in the first six months of 2005 compared to $63.6 million in the first six months of 2004. The increase was primarily due to higher marketing and call center support expenses related to the addition of new customers in late 2004, the additional Liberty SG&A and higher incentive compensation expense. The increase in Printed Products SG&A was partially offset by lower sales, support and staffing reduction actions in 2004. The first six months of 2004 included $1.3 million of costs related to staffing reduction actions associated with the Printed Products reorganization.

Software and Services SG&A increased $3.2 million, or 6.2%, to $55.2 million in the first six months of 2005 compared to $52.0 million in the first six months of 2004. The increase was due primarily to expenses related to acquired operations and other core systems SG&A partially offset by lower headcount in 2005 due to cost reduction initiatives in 2004, higher severance expense in the first six months of 2004, decreased product development expenses primarily attributable to a new mortgage loan product that was released in 2004, annual user conference costs in 2004 and lower sales commissions in 2005.

Scantron SG&A increased $2.6 million, or 16.3%, to $18.6 million in the first six months of 2005 compared to $16.0 million in the first six months of 2004. The increase was due primarily to increased headcount, higher development costs related to a new imaging scanner and selling and marketing expenses resulting from the product launch of a new imaging software application release partially offset by lower sales commissions.

Corporate SG&A increased $3.0 million, or 22.3%, to $16.6 million in the first six months of 2005 compared to $13.6 million in the first six months of 2004. The increase was due primarily to increased legal, audit and consultant fees, business development activities for a fraud prevention product, increases in incentive compensation costs due to the Company's financial performance, increased amortization expense for restricted stock grants and a contract renewal for the Company's Chief Executive Officer.

Asset Impairment Charges/(Gain) Loss on Disposal of Assets

In the first quarter of 2004, the Company sold a Printed Products facility due to a plant consolidation and realized a $3.7 million gain. During the second quarter of 2004, a Printed Products facility was closed pursuant to the plant consolidation plan and a $2.3 million charge was recorded to adjust the basis of the facility to its estimated fair value. The facility was sold during the second quarter of 2005.

Amortization of Intangibles

Consolidated amortization of intangibles expense increased $1.6 million, or 85.8%, to $3.4 million in the second quarter of 2005 from $1.8 million in the second quarter of 2004. The increase was primarily due to the Intrieve and Liberty acquisitions which occurred during the second quarter of 2005 and to the 2004 acquisitions which occurred after the second quarter of 2004.

Consolidated Income from Operations

Consolidated income from operations increased $24.5 million, or 67.4%, to $61.0 million in the first six months of 2005 from $36.5 million in the first six months of 2004, primarily due to higher gross profit which was partially offset by increases in SG&A and amortization of intangibles in the first six months of 2005 and a net gain on disposal of assets in the first six months of 2004.

Other Income (Expense)

Other Income (Expense) increased $1.0 million to an expense of $2.9 million in the first six months of 2005 from an expense of $1.9 million in the first six months of 2004. The increase was primarily due to an increase in interest expense resulting from higher amounts of debt outstanding and higher average interest rates during the first six months of 2005 compared to the first six months of 2004. The increase in the amounts of debt outstanding resulted from the Intrieve and Liberty acquisitions.

Consolidated Income Before Income Taxes

Consolidated income before income taxes increased $23.7 million, or 68.5%, to $58.2 million in the first six months of 2005 from $34.5 million in the first six months of 2004 due to increased income from operations.

Income Taxes

Consolidated effective income tax rates were 38.0% and 36.5% for the first six months of 2005 and the first six months of 2004, respectively. The effective tax rate for the first six months of 2005 was unfavorably impacted by an increase in the effective state income tax rate for the consolidated group and a decrease in the IRC Section 936 U.S. tax credit for the Company's operations in Puerto Rico partially offset by the implementation of IRC Section 199, Qualified Production Activities Deduction. The lower effective income tax rate for the first six months of 2004 resulted primarily from favorable adjustments related to the conclusion of a review by the Internal Revenue Service of the Company's income tax filings for 1999 and 2000.

Net Income and Earnings Per Share

Net income in the first six months of 2005 was $36.1 million compared to $21.9 million in the first six months of 2004. Basic and diluted earnings per share were $1.33 and $1.29, respectively, for the first six months of 2005 compared to basic and diluted earnings per share of $0.80 and $0.78, respectively, for the same period in 2004.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Cash

-----------------------------------------------------------------------------
                                    Six Month Periods Ended
(In thousands)                  July 1, 2005      June 25, 2004
-----------------------------------------------------------------------------
Net cash provided by
  operating activities             $  63,681          $  42,857
Net cash (used for)
  investing activities              (248,401)           (13,455)
Net cash provided by (used for)
  financing activities               185,769            (31,130)
=============================================================================

Cash flow provided from operations in the first six months of 2005 increased $20.8 million, or 48.6%, to $63.7 million from $42.9 million for the first six months of 2004. Cash provided by net income adjusted for depreciation and amortization accounted for $18.2 million of the operating cash flow increase primarily due to the increase in sales and efficiencies realized from plant consolidations which occurred during 2004. Cash utilized for upfront contract payments increased $1.4 million during the first six months of 2005 compared to the first six months of 2004. The principal uses of cash in the first six months of 2005 were for acquisitions ($239.6 million, see Note 3 to the Condensed Consolidated Financial Statements), upfront contract payments ($18.4 million), capital expenditures ($11.3 million) and dividend payments to shareholders ($6.9 million). During the first six months of 2005, cash flow provided by the issuance of treasury stock totaled $11.1 million as a result of the exercise of stock options ($9.1 million) and the employee stock purchase plan ($2.0 million).

Purchases of property, plant and equipment totaled $11.3 million in the first six months of 2005, a decrease of $1.6 million, compared to $12.9 million in the first six months of 2004 and were primarily for customer care infrastructure initiatives. The Company's customer care infrastructure initiatives for the Printed Products segment focused on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers.

During the first six months of 2005, the Company did not purchase any shares of its common stock. At July 1, 2005, 1,178,722 shares were remaining under an authorization approved by the Company's Board of Directors in January 2003 to repurchase 3,000,000 shares.

On February 22, 2005, the Company entered into an agreement with Mitek Systems, Inc. to purchase up to 2,142,856 shares of Mitek common stock for up to an aggregate of $1,500,000 (or $0.70 per share) and 321,428 warrants to purchase Mitek Systems common stock at an exercise price of $0.70 per share. Such warrants will expire in February 2012. The Company purchased one half of the shares and warrants upon entering into the agreement and purchased the remainder of the shares and warrants on May 5, 2005.

In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million and will decrease by $5.0 million per annum. As a result, the Credit Facility will decrease to $400.0 million at the 2009 maturity date. As of July 1, 2005, the total size of the Credit Facility was $417.5 million. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.175% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin specified in the agreement): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At July 1, 2005, the Company had $283.3 million in outstanding cash borrowings under the Credit Facility, $5.5 million in outstanding letters of credit and $128.7 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at July 1, 2005 was 4.14%.

At July 1, 2005, the Company had $10.3 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its Credit Facility will be sufficient to meet anticipated requirements for acquisitions, working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities if funding beyond that available under the Credit Facility were required.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company enters into agreements with certain customers, under which the Company is obligated to make future payments. As of July 1, 2005, the remaining payment obligations under the existing customer contracts are scheduled to be paid as follows: $1.6 million for the six months ending December 31, 2005; $34.7 million for the two year period ending December 31, 2007 and $16.8 million for the two year period ending December 31, 2009. These payments are amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer on a pro-rata basis if the contract is terminated.

Other contractual obligations and commitments have increased since December 31, 2004 primarily due to acquired businesses and to a renewal of a lease for an existing facility. At July 1, 2005, obligations for operating leases acquired or renewed since December 31, 2004 and for a capital lease acquired during the same period totaled approximately $27.3 million and $0.3 million, respectively. Payment terms for such operating leases and for the capital lease extend through 2014 and 2019, respectively. Other additional contractual obligations associated with acquisitions consist of deferred severance payment obligations of $1.8 million and a $0.3 million uncollateralized promissory note payable July 2006. See the 2004 Form 10-K with respect to the Company's other contractual obligations and commitments.

ACQUISITIONS

All acquisitions in 2005 and 2004 were paid for with cash provided from operating activities and proceeds from the Credit Facility. The acquisitions were accounted for using the purchase method of accounting and accordingly, the results of operations of the acquired businesses have been included in the Company's operations since the respective closing dates (see Note 3 to the Condensed Consolidated Financial Statements).

OUTLOOK

Net income for 2005 is expected to be higher than net income for 2004 with all three segments expected to show growth in sales and income before income taxes in 2005 except Scantron, which is expected to show a decline in income before income taxes in 2005.

Segment income for Printed Products is expected to improve for the year as a result of a full year of benefits from cost reductions related to its reorganization that was completed in the third quarter of 2004. In addition, unit volume is expected to be higher in 2005 as a result of the implementation of new business in late 2004 as well as the 2005 acquisition of Liberty.

Software & Services segment income is expected to improve as a result of the full-year impact of three acquisitions in 2004 and the Intrieve and Liberty acquisitions in 2005 as well as the impact of integrating them with existing products and services. Cost reduction initiatives implemented during 2004 are also expected to impact segment income favorably.

The Scantron segment is expected to continue its growth of sales in traditional products and services. Increased sales of existing technology products and the introduction of new products are also expected to provide growth in 2005. Product development costs and marketing costs related to the new products are expected to more than offset expected sales growth in 2005 resulting in a decrease in segment income before income taxes in 2005.

The Company believes cash flow provided by operations will remain strong in all business units in 2005. The Company currently estimates that capital expenditures will be in the range of $25 million to $28 million. The Company believes upfront contract payments in 2005 will be slightly lower than 2004 based on commitments currently in place with most of the payments having been made in the first quarter. The Company currently expects depreciation and amortization will be in a range of $86 million to $88 million in 2005, based on preliminary estimates of intangible assets and the resulting amortization related to Liberty. The Company expects its net interest expense will be approximately $10 million in 2005 after factoring in the impact of recent acquisitions.

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

The Company is subject to federal regulations implementing the information security requirements of the Gramm-Leach-Biley Act and other federal regulation and state laws regarding the privacy and confidentiality of consumer information. These laws and regulations require the Company to develop, implement and maintain a comprehensive information security program designed to protect the security and confidentiality of consumers' nonpublic personal information and to define requirements for notification in the event of improper disclosure. The Company cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that utilize consumers' nonpublic personal information.

Many variables will impact the ability to achieve sales levels, improve service quality, achieve production efficiencies and reduce expenses in Printed Products. These include, but are not limited to, the successful integration of Liberty, the successful implementation of major new accounts and the continuing upgrade of the Company's customer care infrastructure and systems used in the Company's manufacturing, sales, marketing, customer service and call center operations.

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

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. In order to manage its exposure to fluctuations in interest rates, the Company from time to time has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. As of July 1, 2005, there were no interest rate swap agreements in effect. These derivative financial instruments are viewed as risk management tools and, when used, are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. At July 1, 2005, the Company had outstanding variable rate debt of $283.3 million. The impact on quarterly results of operations of a hypothetical one-point interest rate change on the outstanding debt as of July 1, 2005 would be approximately $439,052.

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

The fair value of the Company's available-for-sale investments is primarily affected by fluctuations in the market price for the common stock of Mitek Systems, Inc. The change in market value has been accounted for as a component of other comprehensive income. The following presents the Company's investment in Mitek reflecting the high and low closing market prices during the period subsequent to the date of the investment (February 22, 2005) to July 1, 2005:

                                  Carrying
(In thousands)                     Value (a)       High (b)       Low (b)
-----------------------------------------------------------------------------
Investment in Mitek                $1,607          $2,164        $1,179

(a) Based on market value as of July 1, 2005
(b) Based on quoted market prices

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, such officers concluded that the Company's disclosure controls and procedures were effective as of July 1, 2005.

Changes in Internal Control over Financial Reporting

In April 2005, a subsidiary of the Company acquired Intrieve, Incorporated and in June 2005, the Company acquired Liberty Enterprises, Inc. For more details on these acquisitions, see Note 3 to the Condensed Consolidated Financial Statements. The Company has not evaluated any changes in internal control over financial reporting associated with these acquisitions, and, therefore, any material changes that might result are not included in this report. The Company will disclose any material changes resulting from these acquisitions within the annual assessment reports of internal controls over financial reporting that is required to include them. The total assets of the two acquisitions constitute approximately 37% of consolidated assets as of July 1, 2005.

Subject to the foregoing, there have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders of the Company was held on April 21,
         2005.

(b) At the Annual Meeting Richard K. Lochridge, G. Harold Northrop and Timothy C. Tuff were elected for three-year terms expiring in 2008. The Directors whose terms continued after the Annual Meeting are William S. Antle III, Robert J. Clanin, John D. Johns, John J. McMahon, Jr., Larry
         L. Prince, Eileen M. Rudden and Jesse J. Spikes.

(c) A brief description of each matter voted upon and the results of the voting are as follows:

         (1) Election of Directors for Three-Year Term:

         Richard K. Lochridge
                  Voting for              25,162,010
                  Withheld                   499,492

         G. Harold Northrop
                  Voting for              24,853,697
                  Withheld                   807,805

         Timothy C. Tuff
                  Voting for              24,807,031
                  Withheld                   854,471

         (2) Ratification of the appointment of Deloitte & Touche LLP as
             Auditors:

                  For                     25,243,241
                  Against                    409,744
                  Abstentions and
                    Broker Non-Votes           8,517

         (3) Approval of the 2005 Compensation Plan for Non-Employee Directors:

                  For                     23,501,926
                  Against                    716,091
                  Abstentions and
                    Broker Non-Votes         175,245

         (4) Approval of the material terms of the 2005 Senior Management Incentive Plan:

                  For                     22,869,758
                  Against                  1,364,437
                  Abstentions and
                    Broker Non-Votes         159,067

ITEM 5.  OTHER INFORMATION

Effective on April 21, 2005, upon approval by the shareholders of the Company at its 2005 Annual Meeting of Shareholders (the "Annual Meeting"), the Company adopted the John H. Harland Company Senior Management Incentive Plan (the "Incentive Plan"). The text of the Incentive Plan is set forth in Exhibit C to the Company's Definitive Proxy Statement for the Annual Meeting, as filed with the Securities and Exchange Commission (the "Commission") on March 16, 2005 (the "Proxy Statement"), which text is hereby incorporated into this Item 5 by reference, and a copy of the Incentive Plan is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Also effective on April 21, 2005, upon approval by the Company's shareholders at the Annual Meeting, the Company adopted the John H. Harland Company 2005 Compensation Plan for Non-Employee Directors (the "Director Plan"). The text of the Director Plan is set forth in Exhibit B to the Proxy Statement, which text is hereby incorporated into this Item 5 by reference, and a copy of the Director Plan is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit  Description

2.1  *   Asset Purchase Agreement, dated as of June 10, 2005, by and among the Registrant, Justice Acquisition Corporation, Liberty Enterprises, Inc. ("Liberty") and the shareholders of Liberty listed on the signature page thereto (Exhibit 2.1 to the
         Registrant's Current Report on Form 8-K, filed with the Commission on June 15, 2005).
3.1  *   Amended and Restated Articles of Incorporation (Exhibit 3.1 to the
         Registrant's Quarterly Report on Form 10-Q for the three months ended March 26, 2004).
3.2  *   Amended and Restated Bylaws, as amended through December 19, 2002
         (Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
4.1  *   Rights Agreement, dated as of December 17, 1998, between the
         Registrant and First Chicago Trust Company of New York (Exhibit
         4.1 to the Registrant's Registration Statement on Form 8-A dated
         July 1, 1999).
4.2 See Articles IV, V and VII of the Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of the Registrant's Bylaws, filed as Exhibit 3.2.
10.1 * Senior Management Incentive Plan (Exhibit C to the Registrant's Definitive Proxy Statement, filed with the Commission on March 16,
         2005).
10.2 * 2005 Compensation Plan for Non-Employee Directors (Exhibit B to the Registrant's Definitive Proxy Statement, filed with the Commission on March 16, 2005).
10.3 Employment Letter Agreement, between the Registrant and Timothy C. Tuff, dated April 21, 2005.
10.4 Noncompete and Termination Agreement, dated as of January 1, 2005, between the Registrant and Mr. Tuff.
10.5 2005 Supplemental Retirement Agreement, dated as of January 1, 2005, between the Registrant and Mr. Tuff.
10.6 Nonqualified Stock Option Agreement, dated April 21, 2005, between the Registrant and Mr. Tuff.
10.7 *   2005 New Employee Stock option Plan (Exhibit 10.1 to the
         Registrant's Current Report on Form 8-K, filed with the Commission on August 5, 2005).
11.1     Computation of Per Share Earnings.(1)
31.1     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          JOHN H. HARLAND COMPANY



Date:  August 10, 2005                By: /s/ J. Michael Riley
                                          -----------------------------
                                          J. Michael Riley
                                          Vice President and Controller
                                          (Duly Authorized Officer and
                                          Chief Accounting Officer)

                                  EXHIBIT LIST

Exhibit  Description

2.1  *   Asset Purchase Agreement, dated as of June 10, 2005, by and among the Registrant, Justice Acquisition Corporation, Liberty Enterprises, Inc. ("Liberty") and the shareholders of Liberty listed on the signature page thereto (Exhibit 2.1 to the
         Registrant's Current Report on Form 8-K, filed with the Commission on June 15, 2005).
3.1  *   Amended and Restated Articles of Incorporation (Exhibit 3.1 to the
         Registrant's Quarterly Report on Form 10-Q for the three months ended March 26, 2004).
3.2  *   Amended and Restated Bylaws, as amended through December 19, 2002
         (Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
4.1  *   Rights Agreement, dated as of December 17, 1998, between the
         Registrant and First Chicago Trust Company of New York (Exhibit
         4.1 to the Registrant's Registration Statement on Form 8-A dated
         July 1, 1999).
4.2 See Articles IV, V and VII of the Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of the Registrant's Bylaws, filed as Exhibit 3.2.
10.1 * Senior Management Incentive Plan (Exhibit C to the Registrant's Definitive Proxy Statement, filed with the Commission on March 16,
         2005).
10.2 * 2005 Compensation Plan for Non-Employee Directors (Exhibit B to the Registrant's Definitive Proxy Statement, filed with the Commission on March 16, 2005).
10.3 Employment Letter Agreement, between the Registrant and Timothy C. Tuff, dated April 21, 2005.
10.4 Noncompete and Termination Agreement, dated as of January 1, 2005, between the Registrant and Mr. Tuff.
10.5 2005 Supplemental Retirement Agreement, dated as of January 1, 2005, between the Registrant and Mr. Tuff.
10.6 Nonqualified Stock Option Agreement, dated April 21, 2005, between the Registrant and Mr. Tuff.
10.7 *   2005 New Employee Stock option Plan (Exhibit 10.1 to the
         Registrant's Current Report on Form 8-K, filed with the Commission on August 5, 2005).
11.1     Computation of Per Share Earnings.(1)
31.1     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Asterisk (*) indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference.



(1)Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 11 to the Condensed Consolidated Financial Statements included in this report.