Form 10-Q
period 2005-09-30
HARLAND JOHN H CO
filed 2005-11-08
CIK 45599

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X).

The number of shares of the registrant's common stock outstanding on October 28, 2005 was 28,166,831.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . .    3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS.    5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . .    6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . .    7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . .   21

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .   36

  ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .   37

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .   37

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.   38

  ITEM 6. EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . .  .   39

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     ASSETS
                                                     ------

(In thousands)                            September 30,  December 31,
                                              2005          2004
----------------------------------------------------------------------
Current Assets:

Cash and cash equivalents                  $  10,216     $   9,214
Accounts receivable - net                     80,623        70,989
Inventories                                   21,700        16,984
Deferred income taxes                          8,959         8,393
Income taxes receivable                       18,077        14,608
Property held for sale                             -         3,438
Prepaid expenses                              16,480        11,134
Other                                          3,063         4,693
----------------------------------------------------------------------
Total current assets                         159,118       139,453
----------------------------------------------------------------------

Other Assets:

Investments                                    8,671         5,651
Goodwill - net                               355,014       233,987
Intangible assets - net                      120,535        17,168
Developed technology and content              26,821        16,462
Upfront contract payments - net               52,408        53,650
Other                                          4,914         5,183
----------------------------------------------------------------------
Total investments and other assets           568,363       332,101
----------------------------------------------------------------------

Property, plant and equipment                357,446       330,525
Less accumulated depreciation
  and amortization                           250,644       228,302
----------------------------------------------------------------------
Property, plant and equipment - net          106,802       102,223
----------------------------------------------------------------------

Total                                      $ 834,283     $ 573,777
======================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and           September 30,  December 31,
per share amounts)                            2005          2004
----------------------------------------------------------------------
Current Liabilities:

Accounts payable                           $  34,233     $  28,290
Deferred revenues                             73,772        61,648
Current maturities of long-term debt           5,461         5,000
Accrued liabilities:
  Salaries, wages and employee benefits       32,698        33,475
  Taxes                                       11,548        15,028
  Customer incentives                         10,745         9,422
  Other                                       23,476        16,706
----------------------------------------------------------------------
Total current liabilities                    191,933       169,569
----------------------------------------------------------------------

Long-Term Liabilities:

Long-term debt                               263,188        96,300
Deferred income taxes                          7,906         4,692
Other                                         35,421        28,625
----------------------------------------------------------------------
Total long-term liabilities                  306,515       129,617
----------------------------------------------------------------------
Total liabilities                            498,448       299,186
----------------------------------------------------------------------
Shareholders' Equity:

Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued           -             -
Common stock, authorized 144,000,000
  shares of $1.00 par value,
  37,907,497 shares issued                    37,907        37,907
Additional paid-in capital                    20,695        11,191
Retained earnings                            524,242       486,009
Accumulated other comprehensive loss             164          (184)
Unamortized restricted stock awards          (22,050)      (13,380)
----------------------------------------------------------------------
                                             560,958       521,543
Less 9,746,200 and 10,629,800 shares
  in treasury - at cost,
  respectively                               225,123       246,952
----------------------------------------------------------------------
Total shareholders' equity                   335,835       274,591
----------------------------------------------------------------------

Total                                      $ 834,283     $ 573,777
======================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                          Three Month Periods Ended  Nine Month Periods Ended
(In thousands, except        Sep 30,     Sep 24,       Sep 30,     Sep 24,
per share amounts)            2005        2004          2005        2004
---------------------------------------------------------------------------
Sales:
Product sales              $ 202,547   $ 157,043     $ 565,689   $ 464,074
Service sales                 58,104      38,932       150,208     115,456
---------------------------------------------------------------------------
Total sales                  260,651     195,975       715,897     579,530

Cost of sales:
Cost of products sold        105,310      83,795       299,435     257,726
Cost of services sold         26,640      13,751        62,981      42,942
---------------------------------------------------------------------------
Total cost of sales          131,950      97,546       362,416     300,668
---------------------------------------------------------------------------
Gross Profit                 128,701      98,429       353,481     278,862
Selling, general and
  administrative expenses     92,037      69,906       252,348     213,306
Asset impairment charges           -       7,885             -      10,167
(Gain) loss on disposal of
  assets - net                   (21)          8             6      (3,541)
Amortization of intangibles    4,126         975         7,533       2,809
---------------------------------------------------------------------------
Income From Operations        32,559      19,655        93,594      56,121
---------------------------------------------------------------------------
Other Income (Expense):
Interest expense              (3,258)       (951)       (6,583)     (3,082)
Other - net                      805          77         1,263         267
---------------------------------------------------------------------------
Total                         (2,453)       (874)       (5,320)     (2,815)
---------------------------------------------------------------------------
Income Before Income Taxes    30,106      18,781        88,274      53,306
Income taxes                  11,555       6,688        33,659      19,297
---------------------------------------------------------------------------
Net Income                    18,551      12,093        54,615      34,009
Retained Earnings at
  Beginning of Period        509,946     461,974       486,009     448,688
Cash Dividends                (4,228)     (3,471)      (11,089)     (9,057)
Issuance of treasury shares
  under stock plans and other    (27)        (19)       (5,293)     (3,063)
---------------------------------------------------------------------------
Retained Earnings at
  End of Period            $ 524,242   $ 470,577     $ 524,242   $ 470,577
===========================================================================
Weighted Average Shares
   Outstanding:
     Basic                    27,533      27,182        27,262      27,339
     Diluted                  28,428      27,906        28,127      28,112
===========================================================================
Earnings Per Common Share:
     Basic                 $    0.67   $    0.44     $    2.00   $    1.24
     Diluted               $    0.65   $    0.43     $    1.94   $    1.21
===========================================================================
Cash Dividends Per
   Common Share            $    0.15   $    0.125    $    0.40   $    0.325
===========================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Nine Month Periods Ended
                                                         Sep 30,     Sep 24,
(In thousands)                                            2005        2004
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                            $  54,615    $  34,009
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                           27,417       27,551
  Amortization of upfront contract payments              24,925       18,733
  Other amortization                                     11,749        7,284
  (Gain) loss on disposal of assets - net                     6       (3,541)
  Stock-based compensation                                4,067        2,839
  Tax benefits from stock-based compensation              4,631        2,324
  Asset impairment charge                                     -       10,167
  Deferred income taxes                                  (1,930)      12,505
  Other                                                     788        1,419
  Change in assets and liabilities, net of effects of
    businesses acquired:
    Accounts receivable                                  (2,138)     (15,550)
    Income taxes receivable                                (216)     (12,924)
    Inventories and other current assets                   (192)       2,964
    Deferred revenues                                     8,985        1,932
    Accounts payable and accrued liabilities            (17,598)       7,498
    Upfront contract payments                           (23,683)     (20,270)
-----------------------------------------------------------------------------
Net cash provided by operating activities                91,426       76,940
-----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (16,528)     (20,741)
Proceeds from sale of property, plant and equipment       3,630        5,522
Payment for acquisition of businesses -
  net of cash acquired                                 (238,987)      (7,118)
Long-term investments and other                          (2,782)        (130)
-----------------------------------------------------------------------------
Net cash (used in) investing activities                (254,667)     (22,467)
-----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Credit facility borrowings                              458,553      197,107
Credit facility payments                               (292,207)    (226,664)
Repayment of long-term debt                                 (63)         (89)
Repurchases of stock                                     (4,211)     (20,738)
Issuance of treasury stock                               13,707       10,528
Dividends paid                                          (11,089)      (9,057)
Other - net                                                (447)      (1,721)
-----------------------------------------------------------------------------
Net cash provided by (used in) financing activities     164,243      (50,634)
-----------------------------------------------------------------------------
Increase in cash and cash equivalents                     1,002        3,839
Cash and cash equivalents at beginning of period          9,214        8,525
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  10,216    $  12,364
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a normal presentation of the results of operations, financial position and cash flows of John H. Harland Company and subsidiaries (the "Company") for the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

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

Adoption of SFAS 123R is required for the first annual reporting period beginning after June 15, 2005. The Company is evaluating SFAS 123R to determine whether to adopt the statement using the modified prospective application or the modified retrospective application. The Company believes that the adoption of this standard will have a material effect on its consolidated results of operations and financial position with the effects on future years, dependent on the level of awards granted.

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

                           Three Month Periods Ended  Nine Month Periods Ended
(In thousands, except          Sep 30,    Sep 24,        Sep 30,   Sep 24,
per share amounts)              2005       2004           2005      2004
------------------------------------------------------------------------------
Net income:
 As reported                  $18,551    $12,093        $54,615   $34,009
 Add: stock-based
  compensation expense
  included in reported
  net income, net of tax        1,106        738          2,481     1,732
 Deduct: stock-based
   compensation expense
   determined under the fair
   value based method for
   all awards, net of tax      (2,190)    (1,651)        (5,360)   (4,618)
------------------------------------------------------------------------------
 Pro forma net income         $17,467    $11,180        $51,736   $31,123
==============================================================================

Earnings per common share:
 As reported
  Basic                       $  0.67    $  0.44        $  2.00   $  1.24
  Diluted                     $  0.65    $  0.43        $  1.94   $  1.21
 Pro forma
  Basic                       $  0.63    $  0.41        $  1.90   $  1.14
  Diluted                     $  0.61    $  0.40        $  1.84   $  1.11


Pro forma compensation costs associated with options granted under the employee stock purchase plan were estimated based on the discount from market value. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for the nine month periods ended September 30, 2005 and September 24, 2004:

                                                Nine Month Periods Ended
                                                    Sep 30,   Sep 24,
                                                     2005      2004
------------------------------------------------------------------------
Fair value per option                                $10.82    $ 9.60

Weighted average assumptions:
  Dividend yield                                       1.9%      1.4%
  Expected volatility                                 31.8%     36.1%
  Risk-free interest rate                              4.0%      4.1%
  Expected life (years)                                5.0       5.0


Research and Development

For the three and nine month periods ended September 30, 2005, the Company incurred research and development costs of $5.9 million and $17.6 million, respectively. For the three and nine month periods ended September 24, 2004, research and development costs totaled $5.5 million and $16.1 million, respectively. These costs are included in operating expenses.

Reclassifications

During the nine month period ended September 30, 2005, the Company elected to reclassify certain items in its condensed consolidated statements of income. The reclassifications affected the categories of costs of goods sold and selling, general and administrative expenses. The changes primarily reflected the consistent alignment of certain functional costs throughout the Printed Products segment. In the third quarter of 2005, certain 2004 expenses related to user conferences held during 2004 were reclassified from selling, general and administrative expenses to cost of goods sold to conform to the 2005 classification.

In the third quarter of 2005, the Company reassigned certain operations acquired in the Liberty acquisition, including card services and educational services, from its Printed Products segment to its Software & Services segment. The Company also transferred certain business development activities related to fraud prevention solutions to Software & Services from its Corporate operations.

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

2005 Acquisitions

On June 10, 2005, the Company acquired substantially all of the assets of Liberty Enterprises, Incorporated ("Liberty") for approximately $161.7 million in cash, including acquisition costs. Liberty is a provider of checks, marketing services, card services, education and e-commerce solutions primarily to credit unions. The addition of Liberty expands the Company's presence among credit unions and management believes that the combined range of products and services should position the Company to be a preferred partner for credit unions across the country.

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

On April 4, 2005, HFS acquired Cincinnati-based Intrieve, Incorporated ("Intrieve") for approximately $77.1 million, including acquisition costs, in a cash for equity transaction. This acquisition expands HFS product and service lineup to include outsourced core processing, comprehensive item processing and electronic banking and payments processing for thrifts and community banks. The acquisition also includes in-house financial management software, turnkey check and MICR document printing systems, and a datacenter operation that provides co-location and hot-site disaster recovery services.

The combined purchase price for assets acquired through acquisitions in the first nine months of 2005 totaled $239.7 million, net of cash acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition dates (in thousands):

                                               Weighted Average
                                                  Useful Life
                                        Value       in Years
---------------------------------------------------------------
Current assets                        $ 23,069
Property, plant and equipment           13,477
Goodwill                               121,435
Intangibles:
  Customer lists              103,300                 18.7
  Developed technology         12,640                  5.0
  Trademarks                    7,600                  5.4
                              --------
Total intangibles                      123,540
Other assets                             2,039
---------------------------------------------------------------
    Total assets acquired              283,560
---------------------------------------------------------------
Current liabilities                     31,060
Deferred income taxes                    8,262
Other                                    4,511
---------------------------------------------------------------
    Total liabilities assumed           43,833
---------------------------------------------------------------
Net assets                            $239,727
===============================================================

The allocations of purchase price to the assets and liabilities acquired in 2005 are preliminary pending detailed examinations and appraisals of the assets and liabilities acquired and the completion of an integration plan for the Liberty operations. The allocation of the purchase price includes $7.2 million for actions taken or to be undertaken for the integration of Liberty operations. Integration costs that relate to the Company's operations which existed prior to the acquisition of Liberty will be charged to results of operations when a liability has been incurred.

Intrieve is subject to Ohio state income taxes. Effective June 30, 2005, Ohio revised its corporate income tax structure. The completion of the allocation of purchase price to assets and liabilities acquired will result in a charge or credit to income tax expense that is not expected to be material.

At September 30, 2005, the allocations of purchase price resulted in $121.4 million allocated to goodwill of which $64.0 million is expected to be deductible for tax purposes. Goodwill of $63.3 million and $58.1 million was preliminarily assigned to the Company's Printed Products and Software & Services business segments, respectively. An allocation of a portion of the purchase price to the Liberty operations assigned to the Software & Services business unit has not yet been finalized. Upon the finalization of such allocation, a portion of the goodwill currently assigned to Printed Products will be transferred to Software & Services. The principal factor affecting the purchase price, which resulted in the recognition of goodwill, was the fair value of the going-concern element of the Liberty and Intrieve businesses, which includes the assembled workforces and synergies that are expected to be achieved.

The following unaudited pro forma summary presents information as if the acquisitions of the businesses acquired in 2005 occurred at the beginning of the year of each period presented (in thousands, except per share amounts):

                                Three Month            Nine Month
                               Periods Ended         Periods Ended
                             Sep 30,    Sep 24,    Sep 30,   Sep 24,
                              2005       2004       2005      2004
----------------------------------------------------------------------
Net sales                   $260,651   $243,417   $792,917  $720,964
Net income                    18,551     13,635     48,327    37,388

Earnings per common share:
  Basic                     $   0.67   $   0.50   $   1.77  $   1.37
  Diluted                   $   0.65   $   0.49   $   1.72  $   1.33


The unaudited pro forma summary for the periods presented includes adjustments for changes in levels of amortization of intangible assets, interest income, interest expense, and income taxes. The nine month period ended September 30, 2005 includes $12.7 million of nonrecurring acquisition-related expenses incurred by the acquired operations prior to the business combinations. The Company expects to realize operating synergies with the acquired operations. This pro forma information does not reflect any such potential synergies. The unaudited pro forma summary does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.

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

The combined purchase price of net assets acquired through acquisitions in 2004 totaled approximately $29.4 million, net of cash acquired. The fair value of assets and liabilities at the acquisition dates consisted of goodwill of $21.0 million, of which $5.4 million is expected to be deductible for tax purposes, other intangible assets of $10.2 million (estimated weighted average useful life of eight years), which included $6.3 million in developed technology (estimated weighted average useful life of nine years) and $3.9 million in customer lists (estimated weighted average useful life of 13 years), other assets of $8.8 million and assumed liabilities of $9.7 million. The allocation of purchase price for Phoenix System is subject to refinement as the Company finalizes the valuation of certain assets and liabilities. The pro forma effects of the 2004 acquisitions were not material to the Company's results of operations.

4.   Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the nine month period ended September 30, 2005 are as follows (in thousands):

                         Printed   Software &
                        Products    Services     Scantron   Consolidated
------------------------------------------------------------------------
Balances as of
  December 31, 2004      $ 24,709   $165,724      $ 43,554    $233,987
Goodwill acquired
  in 2005                  63,322     58,113             -     121,435
Purchase price
  allocation adjustments        -       (408)             -       (408)
------------------------------------------------------------------------
Balances as of
  September 30, 2005     $ 88,031   $223,429      $ 43,554    $355,014
========================================================================


Intangible assets with definitive lives were comprised of the following (in thousands):

                   September 30, 2005              December 31, 2004
------------------------------------------------------------------------
             Gross                Net        Gross                Net
            Carrying    Accum.  Carrying    Carrying   Accum.   Carrying
             Amount     Amort.   Amount      Amount    Amort.    Amount
------------------------------------------------------------------------
Customer
 lists      $133,305  $(22,546) $110,759    $30,005  $(15,758)  $14,247
Developed
 technology   45,750   (20,499)   25,251     31,547   (16,828)   14,719
Trademarks    11,400    (1,624)    9,776      3,800      (879)    2,921
Content        2,300      (730)    1,570      2,300      (557)    1,743
------------------------------------------------------------------------
  Total     $192,755  $(45,399) $147,356    $67,652  $(34,022)  $33,630
========================================================================


Amortization of developed technology and content is included in the cost of sales caption on the statements of income. Aggregate amortization expense for intangible assets totaled $11.4 million and $6.9 million for the nine month periods ended September 30, 2005 and September 24, 2004, respectively.

The estimated future intangible amortization expense as of September 30, 2005 is as follows (in thousands):

Year                                                     Amount
--------------------------------------------------------------------
Remaining 2005                                          $  5,720
2006                                                      22,049
2007                                                      20,424
2008                                                      17,300
2009                                                      14,165
Thereafter                                                67,698
--------------------------------------------------------------------
Total                                                   $147,356
====================================================================

5.   Asset Impairment Charges

In September 2004, the Company concluded that upgrading certain existing customer care systems in its Printed Products segment would be more economical than continued development of portions of certain new customer care systems for the segment. The decision to terminate development efforts required a non-cash, pre-tax impairment charge of $7.9 million which was based on previously capitalized costs, less accumulated depreciation thereon, for the portions of the system where development was discontinued. The Company has continued with development and implementation of the remaining portions of the customer care infrastructure project for the Printed Products segment.

During the second quarter of 2004, a Printed Products facility in Denver, Colorado was closed pursuant to the plant consolidation plan (see Note 6). In the second quarter and fourth quarter of 2004, asset impairment charges of $2.3 million and $0.1 million, respectively, were recorded to adjust the basis of the Denver facility to its estimated fair value (see Note 7).

6.   Integration and Reorganization Actions

Upon the acquisition of Liberty, an integration plan for the Liberty operations was developed that includes the consolidation of six Liberty facilities into the Company's existing network of regional production facilities and the elimination of duplicate selling, general and administrative expenses. As of September 30, 2005, costs of $7.2 million were recorded for actions taken or to be undertaken for the integration of Liberty operations. These costs were primarily for severance benefits and lease abandonment charges and are included in other current and noncurrent liabilities in the balance sheet.

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

The following table presents the cumulative net costs of these actions incurred through September 30, 2005 (in thousands):

                                                                 Staffing
                                   Liberty         Plant        Reduction
                                 Integration   Consolidation     Actions
--------------------------------------------------------------------------
Employee severance                 $ 5,881        $ 2,843        $ 4,545
Revision of depreciable lives
  and salvage values                     -          3,459              -
Asset impairment charge and
  disposal (gains) and losses            -         (1,132)             -
Relocation and other costs               -          2,236              -
Contract termination costs
  related to leaseholds              1,339            967              -
--------------------------------------------------------------------------
Total                              $ 7,220        $ 8,373        $ 4,545
==========================================================================


The following table presents net expenses by income statement caption for plant consolidation and other staffing reduction actions for the three and nine month periods ended September 30, 2005 and September 24, 2004 (in thousands):

                                   Three Month          Nine Month
                                  Periods Ended       Periods Ended
                                  Sep 30, Sep 24,     Sep 30, Sep 24,
                                   2005    2004        2005    2004
------------------------------------------------------------------------
Plant consolidation expenses:
  Cost of products sold          $   66  $  (348)    $  208   $5,247
  (Gain) loss on disposal
    of assets - net                   -        -         36   (3,612)
  Asset impairment charge             -        -          -    2,282
------------------------------------------------------------------------
Total                            $   66  $  (348)    $  244  $ 3,917
========================================================================
Other staffing reduction actions:
  Selling, general and
    administrative expenses      $    -  $   370     $    -  $ 1,644
========================================================================

The following table reconciles the beginning and ending liability balances for the nine month period ended September 30, 2005 related to these actions and are included in the other accrued liabilities captions on the balance sheet (in thousands):


                                    Charged to       Utilized
                                ----------------- ----------------
                     Beginning          Costs and                    Ending
                       Balance  Goodwill Expenses   Cash  Non-Cash  Balance
-----------------------------------------------------------------------------
Liberty integration:
  Employee severance   $     -  $ 5,855  $    25  $(2,480) $     -  $ 3,400
  Contract termination
    costs related to
    leaseholds               -    1,339        -        -        -    1,339
Plant consolidation:
  Employee severance       211        -       (2)    (206)       -        3
  Contract termination
    costs related to
    leaseholds             681        -       92     (396)       -      377
  Other                      -        -      118     (118)       -        -
Staffing reduction
  actions:
  Employee severance        61        -        -      (61)       -        -
-----------------------------------------------------------------------------
Total                  $   953  $ 7,194  $   233  $(3,261) $     -  $ 5,119
=============================================================================

7.   Property Held for Sale

During the second quarter of 2005, the Company sold its Printed Products facility in Denver, Colorado, which was closed during the second quarter of 2004 pursuant to the plant consolidation plan, for $3.4 million. In the second quarter and fourth quarter of 2004, asset impairment charges of $2.3 million and $0.1 million were recorded to adjust the basis of the Denver facility to its estimated fair value.

During the first quarter of 2004, the Company sold its Printed Products facility in San Diego, California, which became available pursuant to the plant consolidation plan, and realized a pre-tax gain of $3.7 million.

8.   Income Taxes

The Company's consolidated effective income tax rates were 38.1% and 36.2% the first nine months of 2005 and 2004, respectively. The effective income tax rate for the first nine months of 2005 was unfavorably impacted by an increase in the effective state income tax rate for the consolidated group and a decrease in the U.S. tax credit for the Company's operations in Puerto Rico partially offset by the implementation of IRC Section 199, Qualified Production Activities Deduction. The effective income tax rate for the first nine months of 2004 included favorable adjustments related to the conclusion of a review by the Internal Revenue Service of the Company's income tax filings for 1999 and 2000, foreign transfer pricing agreements and state retraining credits.

9.   Inventories

As of September 30, 2005 and December 31, 2004, inventories consisted of the following (in thousands):

                                         September 30,    December 31,
                                             2005            2004
----------------------------------------------------------------------
Raw materials                             $ 17,638        $ 14,055
Work in progress                             1,588             956
Finished goods                               2,474           1,973
----------------------------------------------------------------------
Total                                     $ 21,700        $ 16,984
======================================================================

10.   Long Term Debt

In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million and will decrease by $5.0 million per annum. As a result, the Credit Facility will decrease to $400.0 million at the 2009 maturity date. As of September 30, 2005 the Credit Facility totaled $416.2 million. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.200% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin as defined): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR (as defined therein). The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge coverage and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At September 30, 2005, the Company had $267.6 million in outstanding cash borrowings under the Credit Facility, $5.5 million in outstanding letters of credit and $143.1 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at September 30, 2005 was 4.78%.

11.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains (losses) on investments and changes in fair value of cash flow hedging instruments. Total comprehensive income for the three and nine month periods ended September 30, 2005 and September 24, 2004 was as follows (in thousands):

                                Three Month                Nine Month
                               Periods Ended             Periods Ended
                             Sep 30,     Sep 24,       Sep 30,   Sep 24,
                              2005        2004          2005      2004
------------------------------------------------------------------------
Net income:                 $18,551     $12,093       $54,615   $34,009
Other comprehensive
 Income (loss):
 Foreign exchange
  translation adjustments       264         173           136        (1)
 Unrealized gains (losses)
  on investments, net
  of  $(60), $(1), ($141),
  and $15 in tax benefits
  (provisions)                   90           2           212       (24)
 Changes in fair value of
  cash flow hedging
  instruments, net of $0,
  ($30), $0 and ($175)
  in tax benefits                 -          46             -       273
------------------------------------------------------------------------
Comprehensive income        $18,905     $12,314       $54,963   $34,257
========================================================================

12.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and September 24, 2004 is as follows (in thousands, except per share amounts):

                                Three Month               Nine Month
                              Periods Ended             Periods Ended
                             Sep 30,     Sep 24,       Sep 30,   Sep 24,
                              2005        2004          2005      2004
------------------------------------------------------------------------
Computation of basic earnings per common share:
Numerator
  Net Income                $18,551     $12,093       $54,615   $34,009
------------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding              27,361      27,038        27,098    27,203
  Weighted average deferred
    shares outstanding under
    non-employee directors
    compensation plan           172         144           164       136
------------------------------------------------------------------------
Weighted average shares
  Outstanding - basic        27,533      27,182        27,262    27,339
------------------------------------------------------------------------
Earnings per share-basic    $  0.67     $  0.44       $  2.00   $  1.24
========================================================================


                                Three Month                Nine Month
                               Periods Ended             Periods Ended
                             Sep 30,     Sep 24,       Sep 30,   Sep 24,
                              2005        2004          2005      2004
------------------------------------------------------------------------

Computation of diluted earnings per common share:
Numerator
  Net Income                $18,551     $12,093       $54,615   $34,009
------------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding - basic      27,533      27,182        27,262    27,339
  Dilutive effect of stock
    options and restricted
    stock                       895         724           865       773
------------------------------------------------------------------------
Weighted average shares
  outstanding - diluted      28,428      27,906        28,127    28,112
------------------------------------------------------------------------
Earnings per share-diluted  $  0.65     $  0.43       $  1.94   $  1.21
========================================================================

13.   Postretirement Benefits

The Company sponsors unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees. The plans provide health care benefits and life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. During the three and nine month periods ended September 30, 2005, the Company contributed $0.4 million and $1.0 million, respectively, to the plans.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 introduced a prescription drug benefit under Medicare and, in certain circumstances, a federal subsidy to sponsors of retiree health care benefit plans. The Company's postretirement health care plan offers prescription drug benefits. In the second quarter of 2005, the Company completed its valuation of its postretirement benefit plans as of January 1, 2005 including the impact of the subsidy for maintaining retiree healthcare benefits. Due to the impact of the subsidy, the accumulated postretirement benefit obligation ("APBO") decreased by $2.1 million and the annual net periodic postretirement benefit costs decreased by $0.2 million. Net amortization and interest on the APBO each decreased by $0.1 million resulting in the $0.2 million decrease in annual net periodic postretirement benefit costs.

Net periodic postretirement costs for the three and nine month periods ended September 30, 2005 and September 24, 2004 are summarized as follows (in thousands):

                              Three Month                Nine Month
                             Periods Ended             Periods Ended
                            Sep 30,    Sep 24,       Sep 30,     Sep 24,
                             2005       2004          2005        2004
------------------------------------------------------------------------
Interest on APBO           $ 321      $ 198         $  927      $  906
Net amortization              65         (7)           195         165
------------------------------------------------------------------------
Total                      $ 386      $ 191         $1,122      $1,071
========================================================================

14.   Business Segments

The Company operates its business in three segments. The Company has organized its business segments based on products, services and markets served. Within each business segment are division presidents who report to the Company's Chief Executive Officer, the chief operating decision maker. The Printed Products segment ("Printed Products") includes checks, direct marketing activities and analytical services marketed primarily to financial institutions. The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions, thrifts and community banks, education and e-commerce solutions primarily to credit unions, lending and mortgage origination applications, mortgage servicing applications, branch automation applications, customer relationship management applications and fraud prevention solutions. The Scantron segment represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions, curriculum planning software, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets. See Note 1 regarding certain transfers of operations between business segments that occurred in the third quarter of 2005.

The Company's operations are primarily in the United States and Puerto Rico. During the nine month periods ended September 30, 2005 and September 24, 2004, there were no significant intersegment sales. The Company does not have sales to any individual customer greater than 10% of total Company sales. Equity investments, as well as foreign assets and revenues, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note 2.

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

Selected summarized financial information for the three and nine month periods ended September 30, 2005 and September 24, 2004 was as follows (in thousands):

                              Business Segment
                     -------------------------------
                     Printed   Software &               Corporate &    Consoli-
                    Products    Services    Scantron   Eliminations    dated
------------------------------------------------------------------------------
As of and for the three month periods ended:
  September 30, 2005
    Sales           $ 159,849  $  69,978    $ 30,928   $   (104)     $ 260,651
    Income (loss)      24,186      8,806       9,500    (12,386)        30,106
    Identifiable
      assets          358,918    353,690      77,583     44,092        834,283

  September 24, 2004
    Sales           $ 117,908  $  47,264    $ 31,628   $   (825)     $ 195,975
    Income (loss)       9,683      7,369       9,786     (8,057)        18,781

As of and for the nine month periods ended:
    Sales           $ 448,537  $ 181,447    $ 86,469   $   (556)     $ 715,897
    Income (loss)      76,461     21,319      21,717    (31,223)        88,274
    Identifiable
      assets          358,918    353,690      77,583     44,092        834,283

  September 24, 2004
    Sales           $ 356,497  $ 139,743    $ 85,338   $ (2,048)     $ 579,530
    Income (loss)      38,194     15,002      23,585    (23,475)        53,306


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

The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions, thrifts and community banks, education and e-commerce solutions primarily to credit unions, lending and mortgage origination applications, mortgage servicing applications, branch automation applications, customer relationship management applications and fraud payment prevention solutions.

The Scantron segment ("Scantron") includes scanning equipment and software, scannable forms, survey solutions, curriculum planning software, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

Critical Accounting Policies

In the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2004 (the "2004 Form 10-K"), the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, impairment of long-lived assets, goodwill and other intangible assets, software and other developmental costs, income taxes and stock-based compensation. The Company believes there were no significant changes in the status of its accounting policies during the nine month period ended September 30, 2005 to warrant further disclosure. See the 2004 Form 10-K for additional disclosure with respect to the Company's critical accounting policies.

Reclassifications

In 2005, the Company elected to reclassify certain items in its condensed consolidated statements of income. The reclassifications affected the categories of costs of goods sold and selling, general and administrative expenses. The changes primarily reflected the consistent alignment of certain functional costs throughout the Printed Products segment. In the third quarter of 2005, certain 2004 expenses related to user conferences held during 2004 were reclassified from selling, general and administrative expenses to cost of goods sold to conform to the 2005 classification.

In the third quarter of 2005, the Company reassigned card services and educational services operations, which were acquired in the Liberty acquisition (see Significant Events on following page), from its Printed Products segment to its Software & Services segment. The Company also transferred certain business development activities related to fraud prevention solutions to Software & Services from its Corporate operations.

These reclassifications were not significant and had no impact on net income or shareholders' equity as previously reported. Financial data for all periods presented have been reclassified for comparability.

Significant Events

In April 2005, the Company acquired Intrieve, Incorporated ("Intrieve") for approximately $77.1 million, including acquisitions costs, in a cash for equity transaction. In June 2005, the Company acquired substantially all of the assets of Liberty Enterprises, Inc. ("Liberty") for approximately $161.7 million in cash including acquisition costs. See Note 3 to the Condensed Consolidated Financial Statements for further information regarding these acquisitions.

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

For the three month period ended September 24, 2004, plant consolidation expenses were favorably impacted by a net decrease in expense of $0.3 million due to the subleasing of a closed facility. For the nine month period ended September 24, 2004, plant consolidation expenses included $5.2 million in cost of goods sold, a $2.3 million asset impairment charge to reduce the carrying value of a closed facility to its estimated fair value and a net gain of $3.6 million related to asset disposals. The net pre-tax expenses associated with other staffing reduction actions totaled $0.4 million and $1.6 million for the three and nine months ended September 24, 2004 and were included in selling, general and administrative expenses. Ongoing costs related to closed facilities were incurred for the three and nine month periods ended September 30, 2005 but were not significant.

RESULTS OF OPERATIONS - THIRD QUARTER OF 2005 VERSUS THIRD QUARTER OF 2004

Sales

Consolidated sales and sales by segment for the three month periods ended September 30, 2005 and September 24, 2004 were as follows (in thousands):

                                 Three Month Periods Ended
                        September 30, 2005        September 24, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $159,849    61.3%         $117,908     60.2%
  Software & Services    69,978    26.8%           47,264     24.1%
  Scantron               30,928    11.9%           31,628     16.1%
  Eliminations             (104)   (0.0%)            (825)    (0.4%)
----------------------------------------------------------------------
Total                  $260,651   100.0%         $195,975    100.0%
======================================================================

Consolidated sales increased $64.7 million, or 33.0%, to $260.7 million in the third quarter of 2005 from $196.0 million in the third quarter of 2004. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms and other products, increased $45.5 million, or 29.0%, to $202.5 million in the third quarter of 2005 from $157.0 million in the third quarter of 2004. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services, increased $19.2 million, or 49.2%, to $58.1 million in the third quarter of 2005 from $38.9 million in the third quarter of 2004.

Printed Products sales increased $41.9 million, or 35.6%, to $159.8 million in the third quarter of 2005 from $117.9 million in the third quarter of 2004. The portions of the acquired Liberty operations preliminarily aligned under Printed Products contributed $28.1 million of the increase. Domestic imprint check printing operations, which exclude Liberty operations, were favorably impacted by a volume increase of 22.6% partially offset by an average price per unit decrease of 5.7%. The volume increase was primarily attributable to the addition of a new customer in late 2004. The volume increase for the Company was partially offset by general market volume decline related to alternative payments systems. The decrease in average price per unit was primarily due to incentives and price reductions resulting from contract renewals and lower than average pricing for a major new customer added in late 2004. Sales of computer checks and related products increased 1.8% in the third quarter of 2005 compared to the third quarter of 2004 due primarily to higher sales from financial institution channels partially offset by lower sales in the software and retail channels due in part to lower average pricing. Sales of direct marketing activities increased 1.1% in the third quarter of 2005 compared to the third quarter of 2004 primarily due to higher volumes partially offset by decreased analytical services sales.

Software & Services sales increased $22.7 million, or 48.1%, to $70.0 million in the third quarter of 2005 from $47.3 million in the third quarter of 2004. The increase in sales was due primarily to the acquisitions of Intrieve Corporation in April 2005, the portion of Liberty operations that were aligned under Software & Services and Phoenix System in November 2004 (see Note 3 to the Condensed Consolidated Financial Statements included in this report). Excluding the impact of the acquisitions, Software & Services sales increased approximately $0.8 million, or 1.8%, primarily due to an annual user conference held during the third quarter of 2005 that was held during the second quarter of 2004 and increases in core systems sales partially offset by a decrease in retail and lending sales. Core systems organic sales increased 6.1% or $1.0 million primarily due to higher sales in banking systems and credit union systems. Retail and lending solutions sales decreased 6.3% or $1.9 million in the third quarter of 2005 compared to the third quarter of 2004 primarily due to decreased sales of mortgage and branch automation solutions partially offset by an increase in other compliance solutions sales. The decrease in mortgage solutions sales was primarily due to the impact of initial recognition of revenue related to the release of a new product during 2004. Although sales for other compliance solutions increased, they were affected by an increase in usage-based contracts compared with perpetual agreements. The usage-based contracts defer revenue recognition into future periods.

Software & Services backlog, which consists of contracted products and services prior to delivery, was $245.8 million at the end of the third quarter of 2005, an increase of 155.0% compared to $96.4 million at the end of the third quarter of 2004, and increased $1.1 million, or 0.4%, from $244.7 million at the end of the second quarter of 2005. The increase from the third quarter of 2004 was due primarily to businesses acquired in late 2004 and 2005. The increase from the second quarter of 2005 was due to increases in compliance bookings. Approximately $90.3 million, or 36.7%, of the backlog at September 30, 2005 is expected to be delivered over the next twelve months and $155.5 million, or 63.3%, is expected to be delivered beyond the next twelve months due to the long-term nature of certain service contracts.

Scantron sales decreased $0.7 million, or 2.2%, to $30.9 million in the third quarter of 2005 from $31.6 million in the third quarter of 2004 primarily due to decreases in sales of imaging and survey solutions products and services as well as sales of field services partially offset by increases in sales of testing and custom data collection forms. Increased sales of newer technology products in the education market were offset by lower sales of legacy technology products in that market during the third quarter of 2005. Revenue for the newer technology products is recognized over the contract term, which results in deferrals of revenue into future periods, whereas revenue for the legacy products is generally recognized when the product is shipped. Scantron backlog at the end of the third quarter of 2005 was $19.7 million, a decrease of 10.5% compared to $22.0 million at the end of the third quarter of 2004, and decreased $0.7 million, or 3.4%, from $20.4 million at the end of the second quarter of 2005. Approximately $18.6 million of the backlog at September 30, 2005 is expected to be delivered within twelve months or less.

Gross Profit

Consolidated gross profit and gross profit by segment for the three month periods ended September 30, 2005 and September 24, 2004 were as follows (in thousands):

                                 Three Month Periods Ended
                        September 30, 2005        September 24, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 69,206    43.3%         $ 48,444     41.1%
  Software & Services    41,358    59.1%           31,794     67.3%
  Scantron               18,137    58.6%           18,191     57.5%
----------------------------------------------------------------------
Total                  $128,701    49.4%         $ 98,429     50.2%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products gross profit in the third quarter of 2005 increased $20.8 million, or 42.9%, from $48.4 million in the third quarter of 2004 to $69.2 million in the third quarter of 2005 and increased as a percentage of sales from 41.1% in the third quarter of 2004 to 43.3% in the third quarter of 2005. The portions of the acquired Liberty operations preliminarily aligned under Printed Products accounted for 73.5% of the gross profit increase in the third quarter of 2005 compared to the third quarter of 2004. Gross profit increased in domestic imprint check printing operations and in computer checks and related products operations due to increases in sales, efficiencies realized from plant consolidations. Lower average pricing in domestic imprint check printing operations partially offset these favorable factors. Gross profit in computer checks and related products operations also was favorably impacted by efficiencies realized from the implementation of digital printing technology during 2004.

Software & Services gross profit in the third quarter of 2005 increased $9.6 million, or 30.1%, to $41.4 million from $31.8 million in the third quarter of 2004. The gross profit increase was due to businesses acquired in late 2004 and in 2005 and lower costs in its other businesses and was partially offset by the timing of an annual user conference. The annual user conference was held during the third quarter of 2005 and the second quarter of 2004. As a percentage of sales, Software & Services gross profit decreased to 59.1% in the third quarter of 2005 from 67.3% in the third quarter of 2004, due primarily to the lower margin nature of the acquired operations and the timing of the annual user conference.

Scantron gross profit in the third quarter of 2005 decreased 0.3% from $18.2 million in the third quarter of 2004 to $18.1 million in the third quarter of 2005. The gross profit decrease was due to lower sales substantially offset by the impact of a favorable change in sales mix. As a percentage of sales, Scantron gross profit increased slightly to 58.6% in the third quarter of 2005 from 57.5% in the third quarter of 2004.

Selling, General & Administrative Expenses (SG&A)

Consolidated SG&A and SG&A by segment for the three month periods ended September 30, 2005 and September 24, 2004 were as follows (in thousands):

                                 Three Month Periods Ended
                        September 30, 2005         September 24, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 43,283    27.1%         $ 30,915     26.2%
  Software & Services    30,273    43.3%           23,522     49.8%
  Scantron                8,576    27.7%            8,318     26.3%
  Corporate               9,905                     7,151
----------------------------------------------------------------------
Total                  $ 92,037    35.3%         $ 69,906     35.7%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products SG&A increased $12.4 million, or 40.0%, to $43.3 million in the third quarter of 2005 from $30.9 million in the third quarter of 2004. The increase was primarily due to Liberty SG&A, higher marketing and call center support expenses related to the addition of a new customer in late 2004 and a ramp-up related to a new customer currently being implemented and higher incentive compensation partially offset by lower information technology and client support expenses primarily due to staffing reduction actions in 2004.

Software and Services SG&A increased $6.8 million, or 28.7%, to $30.3 million in the third quarter of 2005 from $23.5 million in the third quarter of 2004. The increase was primarily due to increased expenses related to operations acquired in 2005 and late 2004 and expenses related to the development of fraud prevention solutions partially offset by lower severance expense, headcount and sales commissions in the third quarter of 2005.

Scantron SG&A increased $0.3 million, or 3.1%, to $8.6 million in the third quarter of 2005 from $8.3 million in the third quarter of 2004. The increase was primarily due to product development activities for a new imaging scanner and selling and product launch expenses related to a new imaging software application release.

Corporate SG&A increased $2.7 million, or 38.5%, to $9.9 million in the third quarter of 2005 from $7.2 million in the third quarter of 2004. The increase was primarily due to increased incentive compensation costs resulting from the Company's financial performance, increased amortization expense related to restricted stock grants in 2005, increased audit and tax fees and a contract renewal for the Company's Chief Executive Officer.

Asset Impairment Charges

In September 2004, the Company concluded that upgrading certain existing customer care systems in its Printed Products segment would be more economical than continued development of portions of certain new customer care systems for the segment. The decision to terminate development efforts required a non-cash, pre-tax impairment charge of $7.9 million which was based on previously capitalized costs, less accumulated depreciation thereon, for the portions of the system where development was discontinued. The Company has continued with development and implementation of the remaining portions of the customer care infrastructure project for the Printed Products segment.

Amortization of Intangibles

Consolidated amortization of intangibles expense increased $3.1 million to $4.1 million in the third quarter of 2005 from $1.0 million in the third quarter of 2004. The increase was primarily due to the Intrieve and Liberty acquisitions which occurred during the second quarter of 2005 and a 2004 acquisition.

Consolidated Income from Operations

Consolidated income from operations increased $12.9 million, or 65.7%, to $32.6 million in the third quarter of 2005 from $19.7 million in the third quarter of 2004. The increase in consolidated income from operations was primarily due to higher gross profit in 2005 and asset impairment charges in 2004 which were partially offset by increases in SG&A and amortization of intangibles in the third quarter of 2005.

Other Income (Expense)

Other Income (Expense) increased $1.6 million to an expense of $2.5 million in the third quarter of 2005 from an expense of $0.9 million in the third quarter of 2004. The increase was primarily due to an increase in interest expense which was caused by higher amounts of debt outstanding and higher average interest rates in the third quarter of 2005 compared to the third quarter of 2004 partially offset by interest income in the third quarter of 2005 related to federal income tax refunds due to the Company. The increase in the amounts of debt outstanding resulted from the Intrieve and Liberty acquisitions.

Consolidated Income Before Income Taxes

Consolidated income before income taxes increased $11.3 million, or 60.3%, to $30.1 million in the third quarter of 2005 from $18.8 million in the third quarter of 2004 due to increased income from operations partially offset by higher interest expense.

Income Taxes

Consolidated effective income tax rates were 38.4% and 35.6% for the third quarters of 2005 and 2004, respectively. The effective tax rate for the third quarter of 2005 was unfavorably impacted by an increase in the effective state income tax rate for the consolidated group and a decrease in the U.S. tax credit for the Company's operations in Puerto Rico partially offset by the implementation of IRC Section 199, Qualified Production Activities Deduction. The lower effective income tax rate for the third quarter of 2004 resulted primarily from favorable adjustments related to foreign transfer pricing agreements and state retraining credits.

Net Income and Earnings Per Share

Net income in the third quarter of 2005 was $18.6 million compared to $12.1 million in the third quarter of 2004. Basic and diluted earnings per share were $0.67 and $0.65, respectively, for the third quarter of 2005 compared to basic and diluted earnings per share of $0.44 and $0.43, respectively, for the same period in 2004.

RESULTS OF OPERATIONS - YEAR TO DATE 2005 VERSUS YEAR TO DATE 2004

Sales

Consolidated sales and sales by segment for the nine month periods ended September 30, 2005 and September 24, 2004 were as follows (in thousands):

                                 Nine Month Periods Ended
                        September 30, 2005        September 24, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $448,537    62.7%         $356,497     61.5%
  Software & Services   181,447    25.3%          139,743     24.1%
  Scantron               86,469    12.1%           85,338     14.7%
  Eliminations             (556)   (0.1%)          (2,048)    (0.4%)
----------------------------------------------------------------------
Total                  $715,897   100.0%         $579,530    100.0%
======================================================================

Consolidated sales increased $136.4 million, or 23.5%, to $715.9 million for the nine month period ended September 30, 2005 from $579.5 million for the nine month period ended September 24, 2004. Sales increases occurred in all three segments. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms and other products increased $101.6 million, or 21.9%, to $565.7 million for the first nine months of 2005 from $464.1 million in the first nine months of 2004. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased $34.7 million, or 30.1%, to $150.2 million for the first nine months of 2005 from $115.5 million for the first nine months of 2004.

Printed Products sales increased $92.0 million, or 25.8%, to $448.5 million in the first nine months of 2005 from $356.5 million in the first nine months of 2004. Domestic imprint check printing operations, which exclude Liberty operations, accounted for a majority of the sales increase primarily due to a volume increase of 28.3% partially offset by a decrease in the average price per unit of 6.3%. The volume increase was primarily attributable to the addition of a major new customer in late 2004 and was partially offset by general market volume decline related to alternative payment systems. The decrease in the average price per unit was due primarily to incentives and price reductions resulting from contract renewals and lower than average pricing for the new customer added in late 2004, partially offset by the loss of lower priced business and a $6.3 million increase in contract termination payments in 2005. The portions of the acquired Liberty operations aligned under Printed Products contributed $34.8 million of the increase in sales. Sales of computer checks and related products increased 6.3% for the first nine months of 2005 compared to the first nine months of 2004 due primarily to the higher sales through the financial institution and software customer channels and the addition of a new retail customer in 2004 partially offset by lower average pricing. Sales of direct marketing activities increased 11.8% for the first nine months of 2005 compared to the first nine months of 2004 due primarily to higher volumes partially offset by lower analytical services sales.

Software & Services sales increased $41.7 million, or 29.8%, to $181.4 million in the first nine months of 2005 from $139.7 million in the first nine months of 2004. The increase in sales was due primarily to acquisitions in late 2004 and 2005 (see Note 3 to the Condensed Consolidated Financial Statements included in this report). Excluding the impact of the acquisitions, Software & Services sales decreased approximately $2.4 million, or 1.7%, due primarily to decreased organic sales in retail and lending solutions sales as well as core systems. Retail and lending solutions organic sales decreased 2.3%, or $2.0 million in the first nine months of 2005 compared to the first nine months of 2004 primarily due to decreased sales in mortgage and retail solutions that offset an increase in sales in other compliance solutions. Core systems organic sales decreased 1.8% or $0.9 million primarily due to decreases in credit union systems and banking systems sales.

Scantron sales increased $1.1 million, or 1.3%, to $86.5 million in the first nine months of 2005 from $85.3 million in the first nine months of 2004. Increases in sales of testing and custom data collection forms and field services were partially offset by decreases in imaging solutions and survey solutions sales. In addition to higher sales volume, Scantron sales of testing and custom data collection forms had two additional production days and field services had five additional production days for the first nine months of 2005 compared to the first nine months of 2004.

Gross Profit

Consolidated gross profit and gross profit by segment for the nine month periods ended September 30, 2005 and September 24, 2004 were as follows (in thousands):

                                 Nine Month Periods Ended
                        September 30, 2005        September 24, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $191,736    42.7%         $139,432     39.1%
  Software & Services   112,694    62.1%           91,324     65.4%
  Scantron               49,051    56.7%           48,106     56.4%
----------------------------------------------------------------------
Total                  $353,481    49.4%         $278,862     48.1%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Consolidated gross profit increased $74.6 million, or 26.8%, from $278.9 million in the first nine months of 2004 to $353.5 million in the first nine months of 2005, and increased as a percentage of sales from 48.1% in the first nine months of 2004 to 49.4% in the first nine months of 2005.

Printed Products gross profit for the nine month period ended September 30, 2005 increased $52.3 million, or 37.5%, from $139.4 million in the nine month period ended September 24, 2004 to $191.7 million in the nine month period ended September 30, 2005 and as a percentage of sales was 42.7% in the first nine months of 2005 compared to 39.1% in the first nine months of 2004. Printed Products gross profit was favorably impacted by sales increases in domestic imprint check printing, direct marketing operations and computer checks and related products and by efficiencies gained from plant consolidations and plant consolidation costs of $5.2 million incurred during the first nine months of 2004. The acquisition of Liberty also contributed to the increase in gross profit. Lower average pricing in domestic imprint check printing operations partially offset these favorable factors. Gross profit in computer checks and related products operations also was favorably impacted by efficiencies realized from the implementation of digital printing technology during 2004.

Software & Services gross profit in the first nine months of 2005 increased $21.4 million, or 23.4%, from $91.3 million in the first nine months of 2004 to $112.7 million in the first nine months of 2005 primarily due to acquisitions and higher sales in other compliance solutions and banking systems partially offset by a decrease in retail and mortgage solutions and credit union systems sales. As a percentage of sales, Software & Services gross profit decreased to 62.1% in the first nine months of 2005 from 65.4% in the first nine months of 2004, due primarily to the lower margin nature of the acquired operations.

Scantron gross profit increased $1.0 million, or 2.0%, from $48.1 million in the first nine months of 2004 to $49.1 million in the first nine months of 2005. The increase was primarily due to higher sales of testing forms. As a percentage of sales, Scantron gross profit increased to 56.7% in the first nine months of 2005 from 56.4% in the first nine months of 2004.

Selling, General & Administrative Expenses

Consolidated SG&A and SG&A by segment for the nine month periods ended September 30, 2005 and September 24, 2004 were as follows (in thousands):

                                 Nine Month Periods Ended
                        September 30, 2005         September 24, 2004
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $113,083    25.2%         $ 94,561     26.5%
  Software & Services    86,337    47.6%           73,723     52.8%
  Scantron               27,166    31.4%           24,295     28.5%
  Corporate              25,762                    20,727
----------------------------------------------------------------------
Total                  $252,348    35.2%         $213,306     36.8%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products SG&A increased $18.5 million, or 19.6%, to $113.1 million in the first nine months of 2005 compared to $94.6 million in the first nine months of 2004. The increase was primarily due to the additional Liberty SG&A, higher marketing and call center support expenses related to the addition of new customers in late 2004 as well as a ramp-up related to a new customer currently being implemented, and higher incentive compensation expense. The increase in Printed Products SG&A was partially offset by lower information technology, selling and client support expenses primarily due to staffing reduction actions in 2004. The first nine months of 2004 included $1.6 million of costs related to staffing reduction actions associated with the Printed Products reorganization.

Software and Services SG&A increased $12.6 million, or 17.1%, to $86.3 million in the first nine months of 2005 compared to $73.7 million in the first nine months of 2004. The increase was due primarily to expenses related to acquired operations and increased expenses for previously existing core systems operations in the first nine months of 2005 partially offset by lower severance expense, decreased product development expenses primarily attributable to a new mortgage loan product that was released in 2004 and lower sales commissions in 2005.

Scantron SG&A increased $2.9 million, or 11.8%, to $27.2 million in the first nine months of 2005 compared to $24.3 million in the first nine months of 2004. The increase was due primarily to higher development costs related to a new imaging scanner and selling and marketing expenses resulting from the product launch of a new imaging software application release partially offset by lower sales commissions.

Corporate SG&A increased $5.0 million, or 24.3%, to $25.8 million in the first nine months of 2005 compared to $20.7 million in the first nine months of 2004. The increase was due primarily to increased legal, audit and tax fees, increases in incentive compensation costs due to the Company's financial performance, increased amortization expense for restricted stock grants and a contract renewal for the Company's Chief Executive Officer.

Asset Impairment Charges / (Gain) Loss on Disposal of Assets

In September 2004, the Company concluded that upgrading certain existing customer care systems in its Printed Products segment would be more economical than continued development of portions of certain new customer care systems for the segment. The decision to terminate development efforts required a non-cash, pre-tax impairment charge of $7.9 million which was based on previously capitalized costs, less accumulated depreciation thereon, for the portions of the system where development was discontinued. The Company has continued with development and implementation of the remaining portions of the customer care infrastructure project for the Printed Products segment.

In the first quarter of 2004, the Company sold a Printed Products facility due to a plant consolidation and realized a $3.7 million gain. During the second quarter of 2004, a Printed Products facility was closed pursuant to the plant consolidation plan and a $2.3 million asset impairment charge was recorded to adjust the basis of the facility to its estimated fair value. The facility was sold during the second quarter of 2005.

Amortization of Intangibles

Consolidated amortization of intangibles expense increased $4.7 million, or 168.2%, to $7.5 million in the first nine months of 2005 from $2.8 million in the first nine months of 2004. The increase was primarily due to the Intrieve and Liberty acquisitions which occurred during the second quarter of 2005.

Consolidated Income from Operations

Consolidated income from operations increased $37.5 million, or 66.8%, to $93.6 million in the first nine months of 2005 from $56.1 million in the first nine months of 2004, primarily due to higher gross profit as well as asset impairment charges incurred in 2004. Partially offsetting those favorable factors were increases in SG&A and amortization of intangibles in the first nine months of 2005 and a net gain on disposal of assets in the first nine months of 2004.

Other Income (Expense)

Other Income (Expense) increased $2.5 million to an expense of $5.3 million in the first nine months of 2005 from an expense of $2.8 million in the first nine months of 2004. The increase was primarily due to an increase in interest expense resulting from higher amounts of debt outstanding and higher average interest rates during the first nine months of 2005 compared to the first nine months of 2004 partially offset by higher interest income in the first nine months of 2005 related to federal income tax refunds due to the Company. The increase in the amounts of debt outstanding resulted from the Intrieve and Liberty acquisitions.

Consolidated Income Before Income Taxes

Consolidated income before income taxes increased $35.0 million, or 65.6%, to $88.3 million in the first nine months of 2005 from $53.3 million in the first nine months of 2004 due to increased income from operations partially offset by higher interest expense.

Income Taxes

Consolidated effective income tax rates were 38.1% and 36.2% for the first nine months of 2005 and 2004, respectively. The effective tax rate for the first nine months of 2005 was unfavorably impacted by an increase in the effective state income tax rate for the consolidated group and a decrease in the U.S. tax credit for the Company's operations in Puerto Rico partially offset by the implementation of IRC Section 199, Qualified Production Activities Deduction. The lower effective income tax rate for the first nine months of 2004 resulted primarily from favorable adjustments related to the conclusion of a review by the Internal Revenue Service of the Company's income tax filings for 1999 and 2000, foreign transfer pricing agreements and state retraining credits.

Net Income and Earnings Per Share

Net income in the first nine months of 2005 was $54.6 million compared to $34.0 million in the first nine months of 2004. Basic and diluted earnings per share were $2.00 and $1.94, respectively, for the first nine months of 2005 compared to basic and diluted earnings per share of $1.24 and $1.21, respectively, for the same period in 2004.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Cash

-----------------------------------------------------------------------------
                                         Nine Month Periods Ended
(In thousands)                        Sep 30, 2005      Sep 24, 2004
-----------------------------------------------------------------------------
Net cash provided by
  operating activities             $  91,426               $  76,940
Net cash (used for)
  investing activities              (254,667)                (22,467)
Net cash provided by (used for)
  financing activities               164,243                 (50,634)
=============================================================================

Cash flow provided from operations in the first nine months of 2005 increased $14.5 million, or 18.8%, to $91.4 million from $76.9 million for the first nine months of 2004. Cash provided by net income adjusted for depreciation and amortization, asset impairment charges and gain (loss) on disposal of assets accounted for an increase of $24.5 million in cash provided by operations primarily due to the increase in sales and efficiencies realized from plant consolidations which occurred during 2004. Higher working capital and increased cash utilized for upfront contract payments of $3.4 million during the first nine months of 2005 compared to the first nine months of 2004 partially offset the impact of factors that increased cash provided by operations. The principal uses of cash in the first nine months of 2005 were for acquisitions ($239.0 million, see Note 3 to the Condensed Consolidated Financial Statements), upfront contract payments ($23.7 million), capital expenditures ($16.5 million), dividend payments to shareholders ($11.1 million) and repurchases of stock ($4.2 million). During the first nine months of 2005, cash flow provided by the issuance of treasury stock totaled $13.7 million as a result of the exercise of stock options ($10.2 million) and the employee stock purchase plan ($3.5 million).

Purchases of property, plant and equipment totaled $16.5 million in the first nine months of 2005, a decrease of $4.2 million, compared to $20.7 million in the first nine months of 2004 and were primarily for customer care infrastructure initiatives. The Company's customer care infrastructure initiatives for the Printed Products segment focused on improving systems that support sales, marketing and customer service to ensure exceptional service and added functionality for the Company's call centers.

During the first nine months of 2005, the Company repurchased 100,000 shares of its common stock for a total of $4.2 million or an average cost of $42.11 per share. See Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds" in this report on Form 10-Q, related to the Company's repurchases of its common stock during the three month period ended September 30, 2005. These purchases were made pursuant to an authorization approved by the Company's Board of Directors in January 2003.

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

In February 2004, the Company amended its credit facility (the "Credit Facility") with a syndicate of banks increasing the amount from $325.0 million to $425.0 million. The Credit Facility is comprised of a $100.0 million term loan and a $325.0 million revolving loan, both of which mature in 2009. The term loan requires annual repayments of $5.0 million and will decrease by $5.0 million per annum. As a result, the Credit Facility will decrease to $400.0 million at the 2009 maturity date. As of September 30, 2005, the total size of the Credit Facility was $416.2 million. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.20% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin specified in the agreement): the Federal Funds Rate, the SunTrust Bank Base Rate or LIBOR. The Credit Facility has certain financial covenants including, among other items, leverage, fixed charge and minimum net worth requirements. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At September 30, 2005, the Company had $267.6 million in outstanding cash borrowings under the Credit Facility, $5.5 million in outstanding letters of credit and $143.1 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at September 30, 2005 was 4.78%.

At September 30, 2005, the Company had $10.2 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its Credit Facility will be sufficient to meet anticipated requirements for acquisitions, working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities if funding beyond that available under the Credit Facility were required.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company enters into agreements with certain customers, under which the Company is obligated to make future payments. As of September 30, 2005, the remaining payment obligations under the existing customer contracts are scheduled to be paid as follows: $0.9 million for the three months ending December 31, 2005; $36.8 million for the two year period ending December 31, 2007 and $19.9 million for the two year period ending December 31, 2009. These payments are amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer on a pro-rata basis if the contract is terminated.

Other contractual obligations and commitments have increased since December 31, 2004 primarily due to acquired businesses and to a renewal of a lease for an existing facility. At September 30, 2005, capital and operating lease obligations acquired or renewed since December 31, 2004 totaled approximately $25.4 million with payment terms extending through 2019. Other additional contractual obligations associated with acquisitions consist of deferred severance payment obligations of $0.7 million and a $0.3 million uncollateralized promissory note payable July 2006. Borrowings under the Company's line of credit increased $166.3 million since December 31, 2004 from $101.3 million to $267.6 million primarily due to the 2005 acquisitions. See the 2004 Form 10-K with respect to the Company's other contractual obligations and commitments.

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

The Company believes cash flow provided by operations will remain strong in all business units in 2005. The Company currently estimates that capital expenditures will be in the range of $25 million to $28 million. The Company believes upfront contract payments in 2005 will be similar to the 2004 level of approximately $27 million. The Company currently expects depreciation and amortization will be in a range of $88 million to $90 million in 2005, based on preliminary estimates of intangible assets and the resulting amortization related to Liberty. The Company expects its net interest expense will be approximately $9.5 million in 2005.

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

The Company is subject to federal regulations implementing the information security requirements of the Gramm-Leach-Bliley Act and other federal regulations and state laws regarding the privacy and confidentiality of consumer information. These laws and regulations require the Company to develop, implement and maintain a comprehensive information security program designed to protect the security and confidentiality of consumers' nonpublic personal information and to define requirements for notification in the event of improper disclosure. The Company cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that utilize consumers' nonpublic personal information.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All financial instruments held by the Company are held for purposes other than trading with the exception of $6.7 million of assets related to a nonqualified deferred compensation plan held in a trust. The Company is exposed primarily to market risks related to interest rates and equity prices.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. In order to manage its exposure to fluctuations in interest rates, the Company from time to time has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. As of September 30, 2005, there were no interest rate swap agreements in effect. These derivative financial instruments are viewed as risk management tools and, when used, are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. At September 30, 2005, the Company had outstanding variable rate debt of $267.6 million. The impact on quarterly results of operations of a hypothetical one-point interest rate change on the outstanding debt as of September 30, 2005 would be approximately $0.4 million.

Equity Price Risk

The fair value of the Company's trading securities investments, which are related to a nonqualified deferred compensation plan for eligible employees, is included in investments with an offsetting obligation included in other noncurrent liabilities. Realized and unrealized holding gains and losses related to those investments are recorded in other income with an offsetting adjustment to compensation expense which is included in selling, general and administrative expenses.

The fair value of the Company's available-for-sale investments is primarily affected by fluctuations in the market price for the common stock of Mitek Systems, Inc. The change in market value has been accounted for as a component of other comprehensive income. The following presents the Company's investment in Mitek reflecting the high and low closing market prices during the period subsequent to the date of the investment (February 22, 2005) to September 30, 2005:

                                  Carrying
(In thousands)                     Value (a)       High (b)       Low (b)
-----------------------------------------------------------------------------
Investment in Mitek                $1,757          $2,164        $1,179

(a) Based on market value as of September 30, 2005
(b) Based on quoted market prices

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, such officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Control over Financial Reporting

In April 2005, a subsidiary of the Company acquired Intrieve, Incorporated and in June 2005, the Company acquired the assets of Liberty Enterprises, Inc. For more details on these acquisitions, see Note 3 to the Condensed Consolidated Financial Statements. The Company has not evaluated any changes in internal control over financial reporting associated with these acquisitions, and, therefore, any material changes that might result are not included in this report. The Company will disclose any material changes resulting from these acquisitions within the annual assessment reports of internal control over financial reporting that are required to include them. The total assets of the two acquisitions constitute approximately 33.3% of consolidated assets as of September 30, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter ended September 30, 2005, the Company made the following purchases of common stock:

                                                       Total
                                                     Number of     Maximum
                                                       Shares     Number of
                                  Total    Average   Purchased      Shares
                                 Number     Price    as Part of   Remaining
                                   of       Paid      Publicly      Under
                                 Shares      Per     Announced    Authorized
Period                         Purchased    Share    Program(1)      Program
------------------------------------------------------------------------------
July 2      - July 31                 -    $    -           -     1,178,722
August 1    - August 31          50,000     41.38      50,000     1,128,722
September 1 - September 30       50,000     42.84      50,000     1,078,722
------------------------------------------------------------------------------
Total                           100,000    $42.11     100,000     1,078,722
==============================================================================

(1) On January 28, 2003, the Company's Board of Directors authorized the purchase of up to 3,000,000 shares of the Company's outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. Unless terminated earlier by resolution of the Company's Board of Directors, the 2003 stock repurchase program will expire when the Company has repurchased all shares authorized for repurchase under the program. As of September 30, 2005, a total of 1,921,278 shares had been purchased under the 2003 stock repurchase program at an average cost of $31.78 per share.

ITEM 6.  EXHIBITS
Exhibit  Description

3.1 * Amended and Restated Articles of Incorporation (Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 26, 2004).
3.2 * Amended and Restated Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
4.1 * Rights Agreement, dated as of December 17, 1998, between the Registrant and First Chicago Trust Company of New York (Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A dated July 1, 1999).
4.2 See Articles IV, V and VII of the Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of the Registrant's Bylaws, filed as Exhibit 3.2.
10.1 * 2005 New Employee Stock Option Plan (Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on August 5,
         2005).
11.1     Computation of Per Share Earnings.(1)
31.1     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Asterisk (*) indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference.







(1)Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 12 to the Condensed Consolidated Financial Statements included in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JOHN H. HARLAND COMPANY



Date:  November 8, 2005               By: /s/ J. Michael Riley
                                          -----------------------------

                                          J. Michael Riley
                                          Vice President and Controller
                                          (Duly Authorized Officer and
                                          Chief Accounting Officer)

                               EXHIBIT LIST

Exhibit  Description

3.1 * Amended and Restated Articles of Incorporation (Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 26, 2004).
3.2 * Amended and Restated Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
4.1 * Rights Agreement, dated as of December 17, 1998, between the Registrant and First Chicago Trust Company of New York (Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A dated July 1, 1999).
4.2 See Articles IV, V and VII of the Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of the Registrant's Bylaws, filed as Exhibit 3.2.
10.1 * 2005 New Employee Stock Option Plan (Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on August 5,
         2005).
11.1     Computation of Per Share Earnings.(1)
31.1     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification Pursuant to Rule 13a-14(a), as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Asterisk (*) indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference. reference.



(1)Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 12 to the Condensed Consolidated Financial Statements included in this report.