Form 10-K
period 2005-12-31
HARLAND JOHN H CO
filed 2006-03-16
CIK 45599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-K
                                   (Mark One)


|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes [X]   No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on July 1, 2005 was $1,070,508,912.

The number of shares of the Registrant's Common Stock outstanding on February 24, 2006 was 27,109,657.

A portion of the Registrant's Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

                    John H. Harland Company and Subsidiaries
                       Index to Annual Report on Form 10-K

                                                                      Page

                             Part I

Item 1:         Business                                               3

Item 1A:        Risk Factors                                           7

Item 1B:        Unresolved Staff Comments                             10

Item 2:         Properties                                            10

Item 3:         Legal Proceedings                                     11

Item 4:         Submission of Matters to a Vote of Security Holders   11

Item 4A:        Executive Officers of the Registrant                  12


                             Part II

Item 5:         Market for the Registrant's Common Equity
                Related Stockholder Matters and Issuer Purchases of
                Equity Securities                                     12

Item 6:         Selected Financial Data                               13

Item 7:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   13

Item 7A:        Quantitative And Qualitative Disclosures About
                Market Risk                                           13

Item 8:         Financial Statements and Supplementary Data           13

Item 9:         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                13

Item 9A:        Controls and Procedures                               13

Item 9B:        Other Information                                     14


                            PART III

Item 10:        Directors and Executive Officers of the Registrant    14

Item 11:        Executive Compensation                                14

Item 12:        Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters        15

Item 13:        Certain Relationships and Related Transactions        15

Item 14:        Principal Accountant Fees and Services                15


                             PART IV

Item 15:        Exhibits and Financial Statement Schedules            16

PART I
ITEM 1.  BUSINESS

General

         John H. Harland Company (the "Company") is a Georgia corporation incorporated in 1923. The Company is a leading provider of printed products and software and related services sold to the financial institution market, including banks, credit unions, thrifts, brokerage houses and financial software companies. Its software operations are conducted through Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company. Another subsidiary, Scantron Corporation ("Scantron"), is a leading provider of data collection, testing and assessment products and maintenance services sold primarily to the educational, financial institution and commercial markets.

         The Company serves its major markets through three primary business segments: Printed Products, Software & Services and Scantron. Each of these three segments is described below. Reference is made to Note 15 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K with respect to information concerning the Company's business segments, including segment sales for each of the last three fiscal years.

Recent Developments

         On April 4, 2005, HFS acquired Intrieve, Incorporated ("Intrieve"), a provider of core processing on an out sourced basis for thrifts and community banks. Intrieve also has comprehensive item processing, electronic banking and payment processing systems. Intrieve strengthens HFS' position in core processing with the addition of systems designed for thrifts and community banks.

         On June 10, 2005, the Company acquired substantially all the assets of Liberty Enterprises, Inc. ("Liberty"). Liberty provides checks and forms, education and training, strategic marketing services and Internet banking solutions to financial institutions, primarily credit unions. The acquisition of Liberty makes the Company the second largest check printer in the United States and strengthens its position among credit unions.

         On January 31, 2006, HFS acquired Financialware, Inc. ("Financialware"). Financialware provides enterprise management solutions, giving financial institutions access to a single unified view of all customer information. The Company expects to integrate Financialware's platform into its existing core lending, mortgage, item and payment processing systems to enable financial institutions to strengthen operational efficiencies and relationships with their customers.

         The Company's three business segments introduced various new products and services in 2005. The Company believes these new products and services will help strengthen its relationships with customers and its position in the marketplace.

Printed Products

         The Printed Products segment includes the Company's checks operations, direct marketing and analytical services businesses and computer checks and forms business. Segment sales of $610.1 million accounted for 62.1% of the Company's consolidated sales in 2005.

         Printed Products' traditional products are checks and forms, including personal and business checks and computer checks, as well as internal bank forms and direct marketing programs. Printed Products also produces a variety of financial documents in conjunction with personal or small business financial software packages. The analytical services business sells behavioral model services to financial institutions, enabling them, among other things, to identify their customers most at risk of switching financial institutions, as well as a consumer's propensity to purchase a particular financial product.

         Printed Products has two primary competitors in the sale of checks to financial institutions. They are national financial printers that specialize in check printing, one of which has substantially greater scale than the Company. The Company believes that the competitive factors influencing buying decisions within the Printed Products segment include pricing (which in certain circumstances may include significant upfront contract incentive payments), service, quality, and the ability to increase customer operational efficiencies and profitability. The Company became the exclusive provider of check printing services with a major customer in 2005, resulting in an increase in check volumes beginning in the fourth quarter. The acquisition of Liberty increased check volumes beginning in the second quarter. The Company lost a major customer in mid-2005, which partially offset those volume increases. The Company will lose another major customer in March 2006, due primarily to competitive pricing. There is no assurance that the Company will not lose significant customers or that any such losses could be offset by the addition of new customers. Other competitive pressures on the Printed Products segment include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems.

         Printed Products markets its products and services primarily in the United States. Printed Products has five distinct sales forces, two of which focus on financial institutions, (one for banks and thrifts and one for credit unions) while the other three sell to brokerage houses, offer direct marketing and analytical services or concentrate on financial software companies and office supply superstores.

         Printed Products will close all but one of the check manufacturing facilities acquired from Liberty and consolidate operations into its existing network of domestic production facilities. This plant consolidation program is expected to be completed in the second quarter of 2006.

         Printed Products utilizes digital printing technology in its imprint facilities. As part of the reorganization discussed above, Printed Products began converting the remaining Liberty plant to digital technology in 2005.

         In 2005, Printed Products introduced HarlandPassportTM, which combines digital printing, analytics, survey services and direct marketing expertise to deliver an integrated marketing campaign to consumers shortly after they join a financial institution.

         Principal raw materials used by Printed Products include safety paper, form paper and MICR bond paper. Printed Products purchases other material, such as toner, vinyl, inks, checkboards, packaging material and miscellaneous supplies from a number of suppliers. The Company believes that adequate raw materials will be available to support Printed Products' operations.

         The Company believes that the loss of any one customer in the Printed Products segment would not have a materially adverse effect on its consolidated operations.

Software & Services

         Software & Services' operations are conducted through HFS and Harland Services and Payment Solutions ("SPS"). HFS is composed of two primary business units: Retail and Lending Solutions and Core Systems. HFS sells a variety of products and services that are designed to help its customers strengthen profitable relationships with their customers. These products and services include lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management ("CRM") software, branch automation solutions and core processing systems and services. SPS is a new unit composed of certain operations acquired with the Liberty acquisition and internal development activities. SPS was not yet profitable in 2005. Software & Services segment sales in 2005 were $256.8 million, or 26.1% of the Company's consolidated sales.

         Retail and Lending Solutions includes the Company's Lending Solutions, Mortgage Solutions and Retail Solutions operations. Lending Solutions sells loan and deposit origination and compliance software to the financial institution market. The Company believes Lending Solutions offers the most complete product suite in the industry, including solutions for lending, account opening, sales management and loan underwriting. Competition within this market varies by financial institution size, but the Company believes Lending Solutions is a market leader.

         Mortgage Solutions provides mortgage loan origination, production and servicing solutions. Like Lending Solutions, Mortgage Solutions is largely a compliance business. The Company believes HFS has a leadership position in this market.

         Retail Solutions helps financial institutions increase the profitability of customer relationships through CRM and branch automation software. Retail Solutions' CRM software, Touche(R), is an enterprise-wide solution that allows financial institutions to manage all aspects of the customer relationship. The Company believes it is one of the most complete CRM solutions designed specifically for financial institutions. The Touche Analyzer(TM) module provides tools to create marketing campaigns, segment customers by demographic criteria, determine customer and product profitability, and provide research, reporting and campaign management. Touche Sales & Service(TM) handles all customer contacts, sales and referral activities, as well as problem resolution and service requests. Touche Messenger(TM) is an interaction management tool which automates multi-channel, one-to-one campaign management.

         Retail Solutions' branch automation offerings include ENCORE!(R) and EZTeller(R). These systems enhance the customer experience through integrated teller, platform and call center tools designed for banks of all sizes.

         Core Systems sells host processing systems on both an in-house and out-sourced (service bureau) basis to financial institutions, including small-to-mid sized community banks, credit unions and thrifts. Its products centralize customer information and facilitate high speed and reliable processing of transactions from every delivery channel. HFS has integrated its core processing solution for credit unions (the ULTRADATA(R) System) and its core processing solutions for banks (the Phoenix(TM) System and the SPARAK(R) System) with 12 other Harland products and services and believes that this demonstrates how HFS can differentiate itself in the market. The acquisition of Intrieve expanded HFS' out sourced core processing systems and services for community banks, credit unions and thrifts.

         HFS backlog, which consists primarily of contracted products and services prior to delivery, was $255.3 million and $108.6 million at December 31, 2005 and 2004, respectively. The Company expects to deliver approximately 34% of the 2005 backlog at December 31, 2005 within the following twelve months. Due to the long-term nature of certain service contracts, primarily in the Core Systems service bureau business, the balance of the backlog will be delivered in 2007 and beyond.

         The market for providing technological solutions to financial institutions is highly competitive and fragmented. The Company believes there is one other company that competes with all HFS business units and two others whose product offerings compete with product offerings of several, but not all, of HFS' business units. There are also other competitors that offer one or more specialized products or services that compete with the Software & Services segment. The Company believes that competitive factors influencing buying decisions include product features and functionality, customer support, price and vendor financial stability.

         SPS includes operations acquired with the Liberty acquisition and internal development activities. The operations acquired with Liberty include Harland Educational Services which provides online training and mystery shopping services and Card Services which provides specialty card plastics design, manufacturing, personalization and embossing services, as well as gift and payroll cards. During the fourth quarter of 2005, the Company introduced a new anti-fraud solution, Validify(TM), the first in a suite of anti-fraud products. Validify is designed to detect check forgeries, the most common type of check fraud. A general release of the product is expected in 2006.

         The Company believes that the loss of any one customer in the Software & Services segment would not have a materially adverse effect on the its consolidated operations.

Scantron

         Scantron is a leading provider of data collection, testing and assessment and field maintenance services. Its products and services include scannable forms, scanning equipment, imaging software, survey services and testing and assessment tools. Field maintenance services include installation, maintenance and repairs for computers and related equipment, and for Scantron optical mark recognition equipment. Segment sales for 2005 were $116.5 million, which accounted for 11.9% of the Company's consolidated sales.

         Scantron has a solid leadership position in the in-classroom testing and assessment market, where more than 80% of all domestic high schools, colleges and universities use at least one Scantron product. In addition to the traditional Scantron system, which consists of a scanner, forms and software, Scantron offers Achievement Series(TM), a content-neutral testing platform that allows educators to create their own tests and incorporate content from third-party publishers. In 2005, Scantron integrated Achievement Series with Performance Series(TM), which enables educators to assess a student's grade-level proficiency in a number of subjects.

         Scantron also provides a total solution for customers using forms-based data collection methods, including printing, distributing and processing. In 2005, Scantron introduced Clarity(TM), a scanner that combines intelligent mark recognition with document imaging and a new imaging software solution, Cognition(TM), that automates the conversion of data from hardcopy into electronic information.

         In addition to the education market, Scantron offers its products to the commercial and financial institution markets. The Company believes Scantron is one of the largest providers of data collection systems to commercial and educational markets in the United States. The Company believes that factors influencing the buying decisions within the Scantron segment include pricing, service, quality, product offerings and the ability to customize solutions.

         There is a seasonal fluctuation in Scantron sales to the educational market, which does not significantly affect its consolidated results.

         The Company believes that the loss of any one Scantron customer would not have a materially adverse effect on its consolidated operations.

Patents and Trademarks

         The Company has patents on several products and processes and trademarks on several of its products and services. While the Company believes these patents and trademarks to be of value, it does not consider any of them to be critical to its operations.

Foreign Sales

         The Company conducts business in Mexico and Canada. Sales outside the United States totaled $16.7 million, $15.6 million and $9.2 million for 2005, 2004 and 2003, respectively.

Research and Development

         The Company's research and development costs are primarily incurred in the development of software and the enhancement of existing software products. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established and prior to its availability for sale are capitalized. The Company incurred expenses of $23.4 million, $21.9 million and $22.6 million in 2005, 2004 and 2003, respectively, for research and development activities.

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

Employees

         As of December 31, 2005, the Company and its subsidiaries employed 5,686 people.

Availability of Reports

         The Company makes available free of charge through its website, www.harland.net, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings and amendments thereto filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.

         The Company's Corporate Governance Principles and Practices, Audit Committee Charter, Governance Committee Charter and Code of Business Conduct and Ethics are also available on its website and are available in hard copy to any shareholder upon request. Requests for copies of these documents should be directed to Investor Relations, John H. Harland Company, P.O. Box 105250, Atlanta, Georgia 30348, or by telephone to (770) 593-5128.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Operations.

         The risk factors set forth below are applicable to our company. You should carefully consider the following risks in evaluating our company and our operations. The occurrence of any of the following risks could materially adversely affect, among other things, our business, results of operations and financial condition.

         Possible violation of information security requirements and privacy laws could damage our business and negatively affect our reputation.

         We are subject to federal regulations implementing the information security requirements of the Gramm-Leach-Bliley Act and other federal regulations and state laws regarding the privacy and confidentiality of consumer information. These laws and regulations require us to develop, implement and maintain a comprehensive information security program designed to protect the security and confidentiality of consumers' nonpublic personal information and to define requirements for notification in the event of improper disclosure. Violation of these laws and regulations could damage our business and negatively affect our reputation.

         We rely on licensed network and Internet security systems to ensure the secure transmission of data. Computer networks generally, as well as the Internet, are vulnerable to unauthorized access and other illegal use thereof. It is possible that the increased sophistication of these improper activities could compromise our security measures, interrupt our services or those of our customers and possibly result in liability to us. Any related disclosure of these problems could adversely affect our reputation, potentially impacting our business. Future legislation relating to the Internet, e-commerce or marketing practices generally relating to consumer privacy could impede the growth of the Internet or the use of other sale channels.

         Revenue decline and increased expenses could occur in Printed Products.

         Many variables will impact our ability to achieve sales levels, improve service quality, achieve production efficiencies and reduce expenses in Printed Products. These include, but are not limited to, the successful integration of the Liberty acquisition, the successful implementation of new accounts and the continuing upgrade of our customer care infrastructure and systems used in our manufacturing, sales, marketing, customer service and call center operations.

         Check volumes have declined on an industry-wide basis in recent years, and alternative payment systems may continue to impact Printed Products results.

         Several factors beyond our control could negatively impact check revenues. The check printing business is a mature industry, and it is anticipated that the total number of checks written by individuals and businesses in the United States will continue to decline due in part to the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems. We believe the annual rate of decline in the checks market is in the 4% to 5% range.

         Consolidation of financial institutions increases competitive pressures and may result in the loss of customers.

         There has been significant consolidation in the financial institution industry in recent years. Profit margin pressures arise from such consolidations as merged entities seek additional discounts due to the increased volume resulting from the consolidation. The increase in bargaining power from such consolidated financial institutions also presents a risk that new contracts may be subject to increased pricing pressures.

         Check revenues may continue to be adversely affected by continued consolidation of financial institutions, resulting in competitive check pricing including significant up-front contract incentive payments. Additionally, existing customers could be acquired by financial institutions that are not one of our customers which could result in the loss of existing customers. There can be no assurances that we will not lose significant customers or that any such losses could be offset by the addition of new customers.

         Competition may result in price reductions and/or decreased demand for our products and services.

         Printed Products faces strong competition from other check printers, one of whom is substantially larger than us. Printed Products also competes in the check area with direct mailers, sellers of business checks and forms, check printer software vendors and internet-based vendors. This competition creates pricing pressures which could impact profit margins and, at times, could result in the loss of customers.

         Competition in the market served by Software & Services is also strong and certain of its competitors have greater resources and a larger customer base.

         Software & Services may not achieve satisfactory levels of organic growth.

         While we believe growth opportunities exist in Software & Services, there can be no assurances that we will achieve our revenue or earnings growth targets. We believe there are many risk factors inherent in our Software & Services business, including but not limited to the retention of employee talent and customers. Revenues may continue to be adversely affected by continued consolidation of financial institutions. Also, variables exist in the development of new Software & Services products, including the timing and costs of the development effort, product performance, functionality, product acceptance, competition and our ability to integrate acquired companies.

         Software & Services provides services to its customers which are subject to government regulations that could constrain its operations.

         The financial services sector is subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain Software & Services operations are examined by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, among other agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively impact our current Software & Services operations or limit its future growth.

         Scantron needs to successfully develop new products and solutions.

         Several factors outside of our control could affect results in Scantron. These include the rate of adoption of new electronic data collection solutions and testing and assessment methods, which could negatively impact forms, scanner sales, software and related service revenue. We continue to develop products and services that we believe offer state-of-the-art electronic data collection and testing and assessment solutions. However, variables exist in the development of new testing methods and technologies, including the timing and costs of the development effort, product performance, functionality, market acceptance, adoption rates and competition, all of which could have a negative impact on our business.

         Budget deficits may reduce funding available for Scantron products and services.

         Scantron derives a significant portion of its revenues from public schools and colleges, which are heavily dependent on local, state and federal governments for financial support. Government budget deficits may negatively impact the availability of funding for Scantron products. Budget deficits experienced by schools or colleges may also cause those institutions to react negatively to future price increases for Scantron products.

         We may experience problems with the integration of new businesses.

         We have acquired several businesses in the past three years, as discussed elsewhere in this Annual Report on Form 10-K, including two of the three largest acquisitions in our history. We will continue to explore future acquisitions, although there can be no assurance that we will make any such acquisitions. However, we may not realize expected efficiencies or successfully integrate existing or future acquired companies for a variety of reasons, including unanticipated costs, quality or customer problems, computer system incompatibility, adverse effects with suppliers and customers, loss of key employees and significant amortization expense relating to intangible assets. We may not be able to grow as fast as we have in recent years without additional acquisitions or the development of new products and services. The failure to successfully integrate acquired companies could have a material and adverse effect on our business and financial condition.

         Tax examinations and audits could unfavorably affect our tax expense.

         As a matter of due course, we are subject to various federal and state tax examinations. We believe that we are in compliance with applicable federal and state tax regulations and that the returns and reports filed with respect to such tax regulations are materially correct. The results of these various federal and state tax examinations could produce both favorable and unfavorable adjustments to our total tax expense either currently or on a deferred basis. At such time when a favorable or unfavorable adjustment is known, the effect on our consolidated financial statements is recorded.

         We may be subject to environmental risks relating to our printing plants.

         Our check printing facilities are subject to various federal and state environmental regulations. We have sold many printing facilities to third parties and also leased several such facilities in the past. Despite the fact that we no longer occupy such former facilities, we remain potentially liable for environmental remediation costs associated with those sites. It is possible that we may be named as a potentially responsible party in connection with any environmental proceedings relating to such sites.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None

ITEM 2.  PROPERTIES

         As of December 31, 2005, the Company and its subsidiaries owned and leased facilities throughout the United States and in Canada, Puerto Rico and Mexico. The following table provides a description of the Company's principal facilities:

Location              Owned or Leased                 Function
-------------------------------------------------------------------------------
Printed Products:
  Atlanta, GA              Owned                Corporate headquarters,
                                                administration and sales
                                                and marketing
  Atlanta, GA              Owned                Information technology
  Atlanta, GA              Owned                Operations support
  Atlanta, GA              Owned                Production and distribution
  Atlanta, GA              Leased               Customer service center
  Bolingbrook, IL          Leased               Production and distribution
  Clearwater, FL           Owned                Production and distribution
  Columbia, SC             Owned                Production and distribution
  Glen Burnie, MD          Leased               Production and distribution
  Grand Prairie, TX        Leased               Production and distribution


  Grapevine, TX            Leased               Production and distribution
  Greensboro, NC           Owned                Production and distribution
  Harrisburg, PA           Leased               Production, distribution
                                                and customer service center
  Hato Rey, Puerto Rico    Leased               Production, distribution
                                                and sales
  Knoxville, TN            Leased               Production, distribution
                                                and customer service center
  Madison, WI              Leased               Production and distribution
  Mexico City, Mexico      Leased               Production and distribution
  Milton, WA               Leased               Production and distribution
  Mounds View, MN          Leased               Production and distribution,
                                                administration, development
                                                and support
  New Hope, MN             Leased               Production and distribution
  Roseville, MN            Leased               Administration, information
                                                technology, sales, marketing
                                                and customer service center
  Salt Lake, UT            Owned                Production, distribution and
                                                customer service center
  Simi Valley, CA          Leased               Production, distribution and
                                                customer service center

Software & Services:
  Atlanta, GA              Leased               Development and support
  Birmingham, AL           Leased               Development and support
  Bothell, WA              Leased               Development and support
  Boulder City, NV         Leased               Administration and production
  Cincinnati, OH           Leased               Administration and service
                                                bureau
  Denver, CO               Leased               Development and support
  Clive, IA                Leased               Service bureau
  Eagan, MN                Leased               Development and support
  Englewood, CO            Leased               Development and support
  Fargo, ND                Leased               Development and support
  Grand Rapids, MI         Leased               Development and support
  Lake Mary, FL            Leased               Administration, development
                                                and support
  Miamisburg, OH           Leased               Development and support
  Pleasanton, CA           Leased               Development and support
  Portland, OR             Leased               Development and support
  Orlando, FL              Leased               Service bureau
  St. Louis, MO            Leased               Development and support


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


The Company's leases have expiration dates ranging from 2006 to 2018.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to all executive officers of the Company.


      Name                 Age                   Office Held
Timothy C. Tuff            58       Chairman, President and Chief Executive
                                    Officer
Arlene S. Bates            54       Senior Vice President, Human Resources
Charles B. Carden          61       Senior Vice President and Chief Financial
                                    Officer
Jeffrey D. Heggedahl       40       President, Harland Printed Products
John C. Walters            65       Senior Vice President, Secretary and
                                    General Counsel

         Mr. Tuff joined the Company as President and Chief Executive Officer in 1998 and was named Chairman in 2000.

         Ms. Bates joined the Company in 1980. She served as Vice President of Human Resources since 1993 and was named Senior Vice President in 2003.

         Mr. Carden joined the Company in 1999 as Vice President and Chief Financial Officer and was named Senior Vice President and Chief Financial Officer in 2003.

         Mr. Heggedahl joined the Company in 1987. He was appointed as President of Printed Products in June 2005. He previously served as Executive Vice President of Printed Products from December 2002 until June 2005, and for the prior three years he was Vice President & General Manager for Harland Analytical Services.

         Mr. Walters joined the Company in 1996 as Senior Vice President and General Counsel and was named Secretary in 1999.

         Mr. Tuff also serves on the Board of Directors. Officers are elected annually and serve at the pleasure of the Board.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

         The Company's common stock is listed on the New York Stock Exchange under the symbol "JH." As of February 24, 2006, the Company had 2,928 shareholders of record. See the information with respect to quarterly market information and dividend information for the Company's common stock, which is set forth on page F55. The Company has an established policy of making quarterly dividend payments to shareholders. The Company expects to pay future cash dividends depending upon its pattern of growth, profitability, financial condition and other factors which the Board of Directors may deem appropriate.

During the fourth quarter ended December 31, 2005, the Company made the following purchases of outstanding common stock:

                                                  Total
                                                Number of      Maximum
                                                  Shares      Number of
                             Total    Average   Purchased       Shares
                            Number     Price    as Part of    Remaining
                              of       Paid      Publicly       Under
                            Shares      Per     Announced     Authorized
Period                     Purchased   Share      Program(1)   Program
-------------------------------------------------------------------------
November 1  - November 30    794,700    37.70      794,700      284,022
December 1 -  December 31    284,022    38.30      284,022            -
-------------------------------------------------------------------------
Total                      1,078,722   $37.86    1,078,722            -
=========================================================================

(1) In 2003, the Company's Board of Directors authorized the purchase of up to 3,000,000 shares of the Company's outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During the fourth quarter of 2005, the Company completed that authorization. The average cost per share for the total program was $33.97. In December 2005, the Board of Directors authorized the purchase of an additional 3,000,000 shares. Unless terminated earlier by resolution of the Company's Board of Directors, the 2005 stock repurchase program will expire when the Company has repurchased all shares authorized for repurchase under the program.

ITEM 6.  SELECTED FINANCIAL DATA

         See the information with respect to selected financial data on page
F55.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F2 through F16.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See the information with respect to Quantitative And Qualitative Disclosures About Market Risk on page F16.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the information with respect to Financial Statements and Supplementary Data on pages F17 through F55.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

         Under the supervision of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, such officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

Management's Report on Internal Control Over Financial Reporting

         See the information with respect to Management's Report on Internal Control Over Financial Reporting as well as the Report of Independent Registered Public Accounting Firm thereon on pages F52 and F53.

Changes in Internal Control over Financial Reporting

         There have been no changes in the Company's internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding Directors required herein is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders (the "Proxy Statement").

         The information regarding Executive Officers required herein is included in Part I of this Annual Report on Form 10-K and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and incorporated herein by reference.

         The Company has adopted a Code of Business Conduct and Ethics that is applicable to all employees, officers and directors, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 14 and is available through the Company's website, www.harland.net. The Company intends to disclose any amendments to its Code of Business Conduct and Ethics and any waiver from a provision of the code granted to any executive officer on its website within four business days following such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

         The information regarding executive compensation required herein is incorporated by reference to the information under the captions "Executive Compensation and Other Information," "Director Compensation" and "Governance Committee Interlocks and Insider Participation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table presents information regarding securities authorized for issuance under equity compensation plans as of December 31, 2005:

                      Equity Compensation Plan Information
                                                                Number of
                                                                securities
                                   Number                       remaining
                                     of                       available for
                                 securities       Weighted-  future issuance
                                   to be           average     under equity
                                issued upon        exercise    compensation
                                exercise of        price of       plans
                                outstanding       outstanding  (excluding
                                  options,         options,    securities
                                  warrants         warrants    reflected in
                                 and rights       and rights    column (a))
Plan Category                        (a)             (b)           (c)
---------------------------------------------------------------------------
Equity compensation plans
  approved by security holders     1,578,640        $28.07         253,713
Equity compensation plans
  not approved by security
  holders(1)                       1,130,450 (2)     21.05         309,114
---------------------------------------------------------------------------
Total                              2,709,090 (2)    $25.14         562,827
===========================================================================

(1) Equity compensation plans not approved by security holders include the Company's 2000 Stock Option Plan and the 2005 New Employee Stock Option Plan. See Note 10 to the Consolidated Financial Statements on page F40 for descriptions of such plans.
(2) Does not include 186,155 unissued but allocated shares under the Compensation Plan for Non-Employee Directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information regarding principal accountant fees and services required herein is incorporated by reference to the information under the captions entitled "Fees Paid to Independent Auditors" and "Audit Committee Pre-Approval Policy" in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
                                                                 Page in
                                                                    this
                                                                  Annual
                                                                  Report
                                                                 on Form
                                                                    10-K
                                                                 -------
(a)1. Financial Statements:

Consolidated Balance Sheets                                          F17
Consolidated Statements of Income                                    F19
Consolidated Statements of Cash Flows                                F20
Consolidated Statements of Shareholders' Equity                      F21
Notes to Consolidated Financial Statements                           F22
Management's Responsibility for Financial Statements                 F50
Report of Independent Registered Public Accounting Firm              F51
Management's Report on Internal Control over Financial Reporting     F52
Report of Independent Registered Public Accounting Firm              F53
Supplemental Financial Information (unaudited)                       F55

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

2.1   *    Asset Purchase Agreement, dated June 10, 2005, by and among the
           Registrant, Justice Acquisition Corporation, Liberty Enterprises, Inc. and the shareholders of Liberty Enterprises, Inc. (Exhibit 2.1 to Registrant's Current Report on Form 8-K filed June 15, 2005).
3.1   *    Amended and Restated Articles of Incorporation (Exhibit 3.1 to
           Registrant's Quarterly Report on Form 10-Q ("10-Q") for the quarterly period ended March 26, 2004).
3.2   *    Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to
           Registrant's Annual Report on Form 10-K ("10-K") for the year ended December 31, 2002).
4.1   *    Rights Agreement, dated as of December 17, 1998, between
           Registrant and First Chicago Trust Company of New York
           (Exhibit 4.1 to the 8-K filed January 29, 1999).
4.2 See Articles IV, V and VII of Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I,
           V and VIII of Registrant's Bylaws, filed as Exhibit 3.2.
10.1  * +  Form of Noncompete and Termination Agreement between Registrant and
           Arlene S. Bates, Charles B. Carden and John C. Walters
           (Exhibit 10.1 to the 2002 10-K).
10.2    +  Employment Agreement, dated November 18, 2005, between Registrant and Jeffrey D. Heggedahl.
10.3  * +  Employment Letter Agreement, dated April 21, 2005, between the Registrant and Timothy C. Tuff (Exhibit 10.3 to 10-Q for the quarterly period ended July 1, 2005).
10.4  * +  Noncompete and Termination Agreement, dated as of January 1, 2005, between Registrant and Mr. Tuff (Exhibit 10.4 to 10-Q for the quarterly period ended July 1, 2005).
10.5    +  Restricted Stock Agreement, dated August 2, 2005, between Registrant and Mr. Tuff.

10.6    +  Restricted Stock Agreement, dated February 9, 2006, between
           Registrant and Mr. Tuff.
10.7  * +  Form of Restricted Stock Agreements between Registrant and
           Ms. Bates and Messrs. Carden, Heggedahl and Walters (Exhibit
           10.5 to the 2004 10-K).
10.8  * +  Supplemental Retirement Agreement, dated as of January 1, 2002, between Registrant and Mr. Tuff (Exhibit 10.7 to the 2001 10-K).
10.9  * +  2005 Supplemental Retirement Agreement, dated as of January 1, 2005, between Registrant and Mr. Tuff (Exhibit 10.5 to 10-Q for the quarterly period ended July 1, 2005).
10.10 * +  Nonqualified Stock Option Agreement, dated April 21, 2005, between
           Registrant and Mr. Tuff (Exhibit 10.6 to 10-Q for the quarterly period ended July 1, 2005).
10.11 * +  1999 Stock Option Plan, as amended (Exhibit 99.1 to Registrant's
           Registration Statement on Form S-8, dated January 14, 2000,
           File No. 333-94727).
10.12 * +  2000 Stock Option Plan, as amended (Exhibit 99.1 to Registrant's
           Registration Statement on Form S-8, dated November 29, 2000, File No. 333-70386).
10.13 * +  2002 Stock Option Plan (Exhibit A to Registrant's Proxy Statement
           dated March 20, 2002).
10.14 * +  Senior Management Incentive Plan (Exhibit C to Registrant's
           Definitive Proxy Statement, filed March 16, 2005).
10.15 * +  2005 New Employee Stock Option Plan (Exhibit 10.1 to
           Registrant's Current Report on Form 8-K filed August 5, 2005).
10.16      2006 Stock Incentive Plan.
10.17 * Employee Stock Purchase Plan, as amended through July 24, 2003 (Exhibit 10.10 to the 2003 10-K).
10.18 * 1996 Compensation Plan for Non-Employee Directors, as amended (Exhibit 10.12 to the 2001 10-K).
10.19 *    2005 Compensation Plan for Non-Employee Directors (Exhibit 10.12
           to the 2004 10-K).
10.20 * Amended and Restated Credit Agreement dated as of February 4, 2004 among Registrant and the Lenders named therein (Exhibit 10.12 to the 2003 10-K).
11.1       Computation of Per Share Earnings.(1)
14         Code of Business Conduct and Ethics, as amended through
           February 7, 2006.
21         Subsidiaries of the Registrant.
23         Consent of Deloitte & Touche, LLP.
31.1       Certification Pursuant to Rule 13a-14(a), as Adopted
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("SOX").
31.2       Certification Pursuant to Rule 13a-14(a), as Adopted
           Pursuant to Section 302 of SOX.
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of SOX.
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of SOX.





----------
(1) Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 1 to the Consolidated Financial Statements included in this report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN H. HARLAND COMPANY

/s/ J. Michael Riley       3/15/2006
------------------------   ---------
J. Michael Riley           Date
Vice President and
Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William S. Antle       3/10/2006        /s/ Charles B. Carden      3/14/2006
---------------------      ---------        ------------------------   ---------
William S. Antle III       Date             Charles B. Carden          Date
Director                                    Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

/s/ Robert J. Clanin       3/10/2006        /s/ John D. Johns          3/15/2006
------------------------   ---------        ------------------------   ---------
Robert J. Clanin           Date             John D. Johns              Date
Director                                    Director

/s/ Richard K. Lochridge   3/15/2006        /s/ John J. McMahon, Jr.   3/15/2006
-----------------------    ---------        ------------------------   ---------
Richard K. Lochridge       Date             John J. McMahon, Jr.       Date
Director                                    Director

/s/ G. Harold Northrop     3/9/2006         /s/ Larry L. Prince        3/9/2006
-----------------------    ---------        ------------------------   ---------
G. Harold Northrop         Date             Larry L. Prince            Date
Director                                    Director

/s/ J. Michael Riley       3/15/2006        /s/ Eileen M. Rudden       3/15/2006
-----------------------    ---------        ------------------------   ---------
J. Michael Riley           Date             Eileen M. Rudden           Date
Vice President and                          Director
Controller
(Principal Accounting Officer)

/s/ Jesse J. Spikes        3/13/2006        /s/ Timothy C. Tuff        3/14/2006
-----------------------    ---------        ------------------------   ---------
Jesse J. Spikes            Date             Timothy C. Tuff            Date
Director                                    Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

-F21-





                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES

                       Index to Information For Inclusion
                        in the Annual Report on Form 10-K
                      for the year ended December 31, 2005



Management's Discussion and Analysis of
   Results of Operations and Financial Condition                        F2

Consolidated Financial Statements
   and Notes to Consolidated Financial Statements                      F17

Management's Responsibility For Financial Statements                   F50

Report of Independent Registered Public Accounting Firm                F51

Management's Report on Internal Control over Financial Reporting       F52

Report of Independent Registered Public Accounting Firm                F53

Supplemental Financial Information (Unaudited)                         F55

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

         The Scantron segment ("Scantron") includes scanning equipment and software, scannable forms, survey solutions, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

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

         The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the third quarter of 2004, the Company recorded a charge of $7.9 million before income taxes related to certain portions of a Printed Products customer care infrastructure project. During the second and fourth quarters of 2004, the Company recorded a combined charge of $2.4 million before income taxes on a Printed Products facility to adjust the basis of the facility to its estimated fair value.

         The Company makes estimates and assumptions regarding future cash flows in its review of the carrying values of goodwill and other intangible assets to assess recoverability. If these estimates and assumptions change in the future (which may occur due to changes in the Company's business prospects, market trends or other economic factors which would impact projected annual sales, operating profit and cash flows), the Company may be required to record impairment charges. The Company analyzes its goodwill for impairment on an annual basis. No impairment of goodwill was identified during the years ended December 31, 2005, 2004 and 2003.

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

Reclassifications

         During 2005, the Company reclassified certain items in its consolidated statements of income. The reclassifications affected the categories of costs of goods sold and selling, general and administrative expenses. The changes primarily reflected the consistent alignment of certain functional costs throughout the Printed Products segment. In 2005, certain 2004 expenses in the Software & Services segment related to user conferences held during 2004 were reclassified from selling, general and administrative expenses to cost of goods sold to conform to the 2005 classification. These reclassifications decreased costs of goods sold and increased selling, general and administrative expenses by $1.6 million and $1.7 million for 2004 and 2003, respectively.

         During 2005, the Company also transferred certain business development activities related to fraud prevention solutions to Software & Services from its Corporate operations.

         These reclassifications were not significant and had no impact on net income or shareholders' equity as previously reported. Financial data for all periods presented have been reclassified for comparability.

Significant Events

         In June 2005, the Company acquired substantially all of the assets of Liberty Enterprises, Inc. ("Liberty") for approximately $161.7 million in cash including acquisition costs. In April 2005, the Company acquired Intrieve, Incorporated ("Intrieve") for approximately $77.1 million, including acquisition costs, in a cash for equity transaction. See Note 2 to the Consolidated Financial Statements for further information regarding these acquisitions.

         In March 2005, the Company was notified that a major customer in its Printed Products segment will not renew its current contract that expires in March 2006. The current annual sales under this contract are approximately $32 million with current annual pre-tax operating income of approximately $10 million. The Company believes it will be able to eliminate all variable costs associated with this customer and will adjust its infrastructure wherever possible to minimize the impact of fixed costs. The impact of this customer loss is anticipated to begin in March 2006.

         In September 2004, the Company concluded that upgrading certain existing customer care systems in its Printed Products segment would be more economical than continued development of portions of certain new customer care systems. The decision to terminate development efforts required a non-cash pre-tax impairment charge of $7.9 million. The Company has continued with development and implementation of the remaining portions of the customer care infrastructure project.

         In September 2003, the Company announced a reorganization of its Printed Products operations including the consolidation of its domestic manufacturing operations from 14 plants to 9 plants, which was completed during the third quarter of 2004. Two of the closed facilities were leased. One of these facilities was under lease through late 2005 and the other is under lease through mid-2010. During the third quarter of 2004, the Company sublet the latter facility to a third party for the remaining term of the lease.

                                      -F3-

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

         The net pre-tax expenses associated with the plant consolidations totaled $8.3 million consisting of employee severance ($2.8 million), revision of depreciable lives and salvage values of furniture and equipment, asset impairment charge and disposal gains and losses ($2.4 million), relocation and other costs ($2.2 million) and contract termination costs related to leaseholds ($0.9 million). The net pre-tax expenses associated with other staffing reduction actions totaled $4.5 million consisting of employee severance costs.

         The following table presents net expenses by income statement caption for plant consolidation and other staffing reduction actions for 2005, 2004 and 2003 (in thousands):

                                             2005        2004        2003
----------------------------------------------------------------------------
Plant consolidation expenses:
  Cost of products sold                    $   97      $5,347      $3,950
  Asset impairment charges                      -       2,444           -
  Loss (Gain) on disposal of assets - net      37      (3,612)          -
----------------------------------------------------------------------------
Total                                      $  134      $4,179      $3,950
============================================================================

Other staffing reduction actions:
  Cost of products sold                    $    -      $    -      $   30
  Selling, general and
    administrative expenses                     -       1,644       2,871
============================================================================


                              RESULTS OF OPERATIONS
                                2005 versus 2004

Sales

         Consolidated sales for 2005 and 2004 were as follows (in thousands):

                             2005                       2004
----------------------------------------------------------------------
                                   % of                      % of
                        Amount    Total           Amount    Total
----------------------------------------------------------------------
Sales:
  Printed Products     $610,144    62.1%         $488,688    61.2%
  Software & Services   256,849    26.1%          193,843    24.3%
  Scantron              116,513    11.9%          116,643    14.6%
  Eliminations             (597)   (0.1%)            (687)   (0.1%)
----------------------------------------------------------------------
Total                  $982,909   100.0%         $798,487   100.0%
======================================================================

         Consolidated sales for the year ended December 31, 2005 were $982.9 million, compared to $798.5 million for the year ended December 31, 2004, an increase of $184.4 million, or 23.1%. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms, in-house host processing systems and other products increased $133.9 million or 20.9%, from $640.8 million in 2004 to $774.7 million in 2005. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased $50.5 million, or 32.1%, to $208.2 million in 2005 from $157.7 million in 2004.

                                      -F4-

         Printed Products sales were $610.1 million in 2005 compared to $488.7 million in 2004, an increase of $121.4 million, or 24.9%. The portions of the acquired Liberty operations aligned under Printed Products contributed $62.2 million of the increase. Domestic imprint check printing operations, which exclude Liberty operations, were favorably impacted by a volume increase of 23.3% partially offset by a decrease in the average price per unit of 7.0%. The volume increase was primarily attributable to the addition of a major customer in late 2004 and the favorable impact of a package size reduction partially offset by a continued general market volume decline related to alternative payments systems. The decrease in the average price per unit was due primarily to incentives and price reductions resulting from contract renewals and lower than average pricing for the major new customer added in late 2004. The Company estimates the general market volume decline in check products due to the continuing expansion of alternative payment systems is currently 4% to 5% on an annual basis. Sales of computer checks and related products increased 6.0% in 2005 from 2004 due primarily to higher sales from the financial institution and retail channels partially offset by lower sales in the software channel primarily due to lower average pricing. Sales for direct marketing activities increased 7.3% in 2005 from 2004 due to higher volumes partially offset by decreased analytical services sales attributable to contracts not being renewed with certain major banks.

         Software & Services sales increased $63.0 million, or 32.5%, to $256.8 million in 2005 from $193.8 million in 2004. The increase in sales was due to the Intrieve acquisition, the portions of the operations that were aligned under Software & Services from the Liberty acquisition and a full year of operations for the Phoenix System acquisition as well as the impact of other 2004 acquisitions. See Note 2 to the Consolidated Financial Statements regarding all acquisitions. Excluding the impact of the acquisitions, Software & Services sales decreased approximately $3.9 million, or 2.0%, due primarily to decreases in retail and lending solutions and core system sales. Retail and lending solutions organic sales decreased 3.1% or $3.7 million in 2005 compared to 2004 primarily due to decreased sales in retail and mortgage solutions that more than offset increased sales in lending solutions. Core systems organic sales decreased 0.9%, or $0.6 million in 2005 compared with 2004 primarily due to decreased sales of credit union core systems partially offset by increased sales of credit union service bureau services.

         At December 31, 2005, Software & Services backlog, which consists of contracted products and services prior to delivery, was $255.3 million, an increase of $146.7 million from the backlog at December 31, 2004. The increase in backlog was due to acquisitions, stronger bookings in lending solutions and banking systems over the last 12 months partially offset by the drawdown of backlog related to mortgage and retail solution products. Excluding the impact of acquisitions, backlog increased 10.0% from December 31, 2004. Approximately $86.3 million or 33.8% of the backlog at December 31, 2005 is expected to be delivered over the next twelve months and $169.0 million or 66.2% is expected to be delivered beyond the next twelve months due to the long-term nature of certain service contracts.

         Scantron sales were $116.5 million in 2005 compared to $116.6 million in 2004, a decrease of $0.1 million, or 0.1%, due primarily to decreases in sales of imaging and survey solutions products and services and educational software and services partially offset by increased sales of testing and custom data collection forms and field services. Increased sales of newer technology products in the education market were more than offset by lower sales of legacy technology products in that market. Revenue for the newer technology products is recognized over the contract term, which results in deferrals of revenue into future periods, whereas revenue for the legacy products is generally recognized when the product is shipped. Certain of the legacy technology products were sunsetted in 2005 and are no longer being actively marketed. Sales of hardware were lower for commercial market applications and non-testing applications in the education market due to a continuing trend in data collection methods moving away from optical mark reading to imaging and direct input technologies. The decrease in survey solutions products and services was primarily due to customer losses and lower volume in an existing account. Scantron backlog decreased $0.4 million or 2.2% from $18.0 million at December 31, 2004 to $17.6 million at December 31, 2005. Approximately $16.2 million of the backlog at December 31, 2005 is expected to be delivered in twelve months or less.


                                      -F5-

Gross Profit

         Consolidated gross profit and gross profit by segment for 2005 and 2004 were as follows (in thousands):

                             2005                      2004
----------------------------------------------------------------------
                                   % of                      % of
                        Amount    Sales(a)        Amount    Sales(a)
----------------------------------------------------------------------
Gross Profit:
  Printed Products     $260,185    42.6%         $197,451    40.4%
  Software & Services   161,141    62.7%          129,183    66.6%
  Scantron               65,809    56.5%           65,919    56.5%
----------------------------------------------------------------------
Total                  $487,135    49.6%         $392,553    49.2%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

         Printed Products gross profit increased $62.7 million, or 31.8%, from $197.5 million in 2004 to $260.2 million in 2005 and increased as a percentage of sales from 40.4% in 2004 to 42.6% in 2005. The portions of the acquired Liberty operations preliminarily aligned under Printed Products accounted for 53.4% of the gross profit increase in 2005. Additionally, Printed Products gross profit was favorably impacted by sales increases in domestic imprint check printing, computer checks and related products and direct marketing operations. Printed Products gross profit was also favorably impacted by efficiencies gained from plant consolidations and plant consolidation costs of $5.3 million incurred in 2004 (see Note 5 to the Consolidated Financial Statements). Lower average pricing in domestic imprint check printing operations in 2005 and a change in employees' paid time off policy in 2004 partially offset these favorable factors. In the fourth quarter of 2004, Printed Products gross profit was favorably impacted by a policy change for employees' paid time off which resulted in a benefit of $1.3 million. Gross profit in computer checks and related products operations also was favorably impacted by efficiencies realized from the implementation of digital printing technology during 2004.

         Software & Services gross profit increased $31.9 million, or 24.7%, from $129.2 million in 2004 to $161.1 million in 2005. The gross profit increase was due primarily to acquisitions, sales mix and lower costs in its other businesses. As a percentage of sales, Software & Services gross profit decreased to 62.7% for 2005 from 66.6% for 2004 due primarily to the lower margin nature of the acquired operations. Excluding the impact of acquisitions, Software & Services gross profit increased approximately 1.6% in 2005 compared to 2004 due primarily to lower costs and a change in sales mix.

         Scantron gross profit decreased $0.1 million, or 0.2%, from $65.9 million in 2004 to $65.8 million in 2005 due primarily to lower sales. As a percentage of sales, Scantron gross profit remained constant at 56.5% for 2005 and 2004.

Selling, General and Administrative Expenses ("SG&A")

         Consolidated SG&A for 2005 and 2004 were as follows (in thousands):

                             2005                      2004
----------------------------------------------------------------------
                                   % of                      % of
                        Amount    Sales(a)         Amount   Sales(a)
----------------------------------------------------------------------
SG&A:
  Printed Products     $154,959    25.4%         $124,399    25.5%
  Software & Services   118,031    46.0%          100,406    51.8%
  Scantron               35,233    30.2%           32,908    28.2%
  Corporate              38,081                    32,873
----------------------------------------------------------------------
Total                  $346,304    35.2%         $290,586    36.4%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

                                      -F6-

         Printed Products SG&A increased $30.6 million, or 24.6%, to $155.0 million in 2005 from $124.4 million in 2004. The increase was primarily due to Liberty SG&A, higher marketing and call center support expenses (related to the addition of a major customer in late 2004 and a ramp-up related to a major customer implemented in the fourth quarter of 2005) higher incentive compensation costs (related to the Company's financial performance) and a change in employees' paid time off policy in 2004 partially offset by lower selling, client support and information technology expenses primarily due to staffing reduction actions in 2004. In the fourth quarter of 2004, Printed Products SG&A was favorably impacted by a policy change for employees' paid time off which resulted in a benefit of $1.6 million.

         Software & Services SG&A increased $17.6 million, or 17.6%, to $118.0 million in 2005 from $100.4 million in 2004 due to the impact of acquisitions during 2005 and late 2004 and expenses related to the development of fraud prevention solutions partially offset by decreased product development costs related to a mortgage loan product that was released in 2004, efficiencies from cost reduction initiatives implemented in 2004 and lower sales commissions.

         Scantron's SG&A increased $2.3 million, or 7.1%, to $35.2 million in 2005 from $32.9 million in 2004. The increase was due primarily to product development activities for a new imaging scanner and selling and product launch expenses related to a new imaging software application release.

         Corporate SG&A increased $5.2 million, or 15.8%, to $38.1 million in 2005 from $32.9 million in 2004. The increase was primarily due to increases in incentive compensation costs due to the Company's financial performance, increased amortization expense for restricted stock grants, increased legal, audit and tax fees and a contract renewal for the Company's Chief Executive Officer partially offset by lower expenses related to environmental liabilities and lower deferred compensation expenses as a result of the unfavorable impact of a change in life expectancy assumptions in 2004.

Asset Impairment Charges

         Asset impairment charges in 2004 totaled $10.3 million and consisted of a $7.9 million asset impairment charge related to the termination of development efforts on certain portions of a Printed Products customer care infrastructure project and a $2.4 million charge on a Printed Products facility to adjust its basis to its estimated fair value. The facility was closed in 2004 pursuant to a Printed Products plant consolidation plan and sold in 2005.

Gain on Disposal of Assets - net

         During 2004, the Company realized a net gain of $3.4 million on the disposal of assets primarily due to a gain of $3.7 million realized on the sale of a Printed Products facility.

Amortization of Other Intangible Assets

         Amortization of other intangible assets increased $7.8 million to $11.6 million in 2005 compared to $3.8 million in 2004 due primarily to the impact of operations acquired in 2005 and 2004.

Consolidated Income From Operations

         Consolidated income from operations increased $37.9 million, or 41.6%, to $129.2 million for 2005 from $91.3 million for 2004 primarily due to increased gross profit in 2005 and asset impairment charges in 2004 which were partially offset by higher SG&A and amortization of intangibles in 2005 and a net gain on the disposal of assets in 2004, all of which are described in more detail above.

                                      -F7-

Other Income (Expense)

         Other Income (Expense) increased $4.4 million to an expense of $7.8 million in 2005 from an expense of $3.4 million in 2004. The increase was primarily due to an increase in interest expense resulting from higher amounts of debt outstanding and higher average interest rates in 2005 compared to 2004 partially offset by interest income related to federal income tax refunds due to the Company and minority interest benefits resulting from losses of a consolidated subsidiary. The increase in the amounts of debt outstanding resulted from the Intrieve and Liberty acquisitions.

Consolidated Income Before Income Taxes

         Consolidated income before income taxes increased $33.4 million, or 38.0%, to $121.3 million for 2005 from $87.9 million for 2004 due to increased income from operations partially offset by higher interest expense in 2005.

Income Taxes

         The Company's consolidated effective income tax rates were 37.8% and 37.3% for 2005 and 2004, respectively. The higher effective tax rate for 2005 was primarily due to an increase in the effective state income tax rate for the consolidated group and a decrease in the U.S. tax credit for the Company's operation in Puerto Rico partially offset by the implementation of IRC Section 199, Qualified Production Activities Deduction and a favorable adjustment to deferred income tax liabilities resulting from a lower tax rate related to a change in Ohio tax law. The effective tax rate for 2004 included the favorable impact of a release of a valuation allowance related to the utilization of capital loss carryforwards, a favorable adjustment related to the partial closure of a review of the Company's income tax filings for 1999 and 2000 by the Internal Revenue Service and prior year foreign transfer pricing agreements. See
Note 8 to the Consolidated Financial Statements for factors affecting the tax rate in each year.

Net Income and Earnings Per Share

         The Company's net income for 2005 was $75.5 million compared to $55.1 million for 2004, an increase of $20.4 million, or 36.9%. Basic and diluted earnings per share were $2.77 and $2.69, respectively, for 2005 compared to basic and diluted earnings per share of $2.02 and $1.96 respectively, for 2004. Net income for 2004 included a pre-tax impairment charge of $7.9 million related to the decision not to complete certain portions of Printed Products customer care infrastructure project, equivalent to $0.17 per share on a diluted basis, and pre-tax charges of $5.8 million related to the reorganization of the Company's Printed Products segment, equivalent to $0.13 per share on a diluted basis.

                              RESULTS OF OPERATIONS
                                2004 versus 2003

Sales

Consolidated sales for 2004 and 2003 were as follows (in thousands):

                             2004                       2003
----------------------------------------------------------------------
                                   % of                      % of
                        Amount    Total           Amount    Total
----------------------------------------------------------------------
Sales:
  Printed Products     $488,688    61.2%         $498,257    63.3%
  Software & Services   193,843    24.3%          176,833    22.5%
  Scantron              116,643    14.6%          113,236    14.4%
  Eliminations             (687)   (0.1%)          (1,658)   (0.2%)
----------------------------------------------------------------------
Total                  $798,487   100.0%         $786,668   100.0%
======================================================================

                                      -F8-

         Consolidated sales for the year ended December 31, 2004 were $798.5 million, compared to $786.7 million for the year ended December 31, 2003, an increase of $11.8 million, or 1.5%. Software & Services and Scantron sales increases more than offset a decrease in Printed Products sales. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms, in-house host processing systems and other products decreased $0.1 million, from $640.9 million in 2003 to $640.8 million in 2004. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased $11.9 million, or 8.1%, to $157.7 million in 2004 from $145.8 million in 2003.

         Printed Products sales were $488.7 million in 2004 compared to $498.3 million in 2003, a decrease of $9.6 million, or 1.9%. Domestic imprint check printing operations, which accounted for a majority of the change in Printed Products sales, were unfavorably impacted by a decrease in the average price per unit of 5.4% partially offset by a volume increase of 1.8%. The decrease in the average price per unit was due primarily to incentives and price reductions resulting from contract renewals and lower pricing for a major new customer. The volume increase was primarily due to the addition of a major new customer in December 2004, the favorable impact of package size reductions as well as increased volumes in large accounts partially offset by a continued general market decline and the loss of certain customers during 2003. Sales of computer checks and related products increased 2.5% in 2004 from 2003 due primarily to the addition of a new retail customer in 2004 and increased sales with an existing customer in 2004. Sales for direct marketing activities decreased 4.9% in 2004 from 2003 due primarily to lower analytical services sales attributable to contracts not being renewed with certain major banks, lower direct marketing sales in several large accounts and lower investment services sales.

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


                                      -F9-

Gross Profit

         Consolidated gross profit and gross profit by segment for 2004 and 2003 were as follows (in thousands):

                             2004                      2003
----------------------------------------------------------------------
                                   % of                      % of
                        Amount    Sales(a)        Amount    Sales(a)
----------------------------------------------------------------------
Gross Profit:
  Printed Products     $197,451    40.4%         $201,482    40.4%
  Software & Services   129,183    66.6%          119,666    67.7%
  Scantron               65,919    56.5%           62,428    55.1%
----------------------------------------------------------------------
Total                  $392,553    49.2%         $383,576    48.8%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

         The increase in consolidated gross profit was the result of a favorable change in sales mix, cost management and productivity improvement initiatives.

         Printed Products gross profit decreased $4.0 million, or 2.0%, to $197.5 million in 2004 from 2003 and remained constant as a percentage of sales at 40.4%. The decrease in gross profit occurred in computer checks and related products, direct marketing and checks. The decrease in computer checks and related products was due primarily to lower pricing for a large software customer, costs related to the implementation of digital printing technology and increased plant consolidation costs partially offset by higher volumes. The decrease in direct marketing was due primarily to lower sales and increased plant consolidation costs. The decrease in checks was due primarily to lower pricing in domestic checks and international operations and increased cost of sales in bank forms operations partially offset by higher volumes in domestic checks. A reduction in the Printed Products accrued vacation liability of $1.3 million, which was recorded in the fourth quarter of 2004 as a result of a policy change for employees' paid time off, partially offset the impact of those unfavorable factors. Printed Products gross profit was unfavorably impacted in 2004 and 2003 by plant consolidation costs of $5.3 million and $4.0 million, respectively (see Note 5 to the Consolidated Financial Statements).

         Software & Services gross profit increased $9.5 million, or 8.0%, from 2003 to $129.2 million in 2004 due primarily to acquisitions and the combined impact of increased sales and lower costs for its other businesses. As a percentage of sales, Software & Services gross profit decreased to 66.6% for 2004 from 67.7% for 2003 due primarily to the impact of acquired operations and a change in sales mix. Excluding the impact of acquisitions, Software & Services gross profit increased approximately 2.8% in 2004 compared to 2003 due primarily to an increase in sales in bank core processing applications and branch automation applications for financial institutions, lower costs and a change in sales mix.

         Scantron gross profit increased $3.5 million, or 5.6%, from 2003 to $65.9 million in 2004 due primarily to an increase in sales, a change in sales mix and to unfavorable costs and production inefficiencies experienced during a facility relocation that occurred in the first quarter of 2003. As a percentage of sales, Scantron gross profit increased to 56.5% in 2004 from 55.1% in 2003.

                                     -F10-

Selling, General and Administrative Expenses ("SG&A")

         Consolidated SG&A for 2004 and 2003 were as follows (in thousands):

                             2004                      2003
----------------------------------------------------------------------
                                   % of                      % of
                        Amount    Sales(a)         Amount    Sales(a)
----------------------------------------------------------------------
SG&A:
  Printed Products     $124,399    25.5%         $132,942    26.7%
  Software & Services   100,406    51.8%           98,915    55.9%
  Scantron               32,908    28.2%           36,594    32.3%
  Corporate              32,873                    23,604
----------------------------------------------------------------------
Total                  $290,586    36.4%         $292,055    37.1%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

         Printed Products SG&A decreased $8.5 million, or 6.4%, to $124.4 million in 2004 from $132.9 million in 2003 due in part to lower selling, division support, client support and marketing expenses in 2004 resulting from cost reduction initiatives and staffing reduction severance charges of $2.9 million in 2003 compared to $1.6 million in 2004. A reduction in the Printed Products accrued vacation liability of $1.6 million as a result of a policy change for employees' paid time off also had a favorable impact on SG&A in the fourth quarter of 2004. The decrease in Printed Products SG&A was partially offset by an increase in certain incentive compensation in 2004 compared to 2003 and to an increase in call center expenses.

         Software & Services SG&A increased $1.5 million, or 1.5%, to $100.4 million in 2004 from $98.9 million in 2003 due to the impact of acquisitions during 2003 and 2004, which was partially offset by cost reduction initiatives implemented during the year for its other businesses.

         Scantron's SG&A decreased $3.7 million, or 10.1%, to $32.9 million in 2004 from $36.6 million in 2003. The decrease was due primarily to lower selling and marketing expenses and lower product development costs resulting from cost reduction initiatives implemented in late 2003.

         Corporate SG&A increased $9.3 million, or 39.3%, to $32.9 million in 2004 from $23.6 million in 2003. The increase was due primarily to increased restricted stock amortization expense resulting from higher utilization of restricted stock grants in 2004 compared to 2003 and accelerated vesting of certain restricted stock grants in 2004 as a result of the Company's favorable stock price performance (see Note 10 to the Consolidated Financial Statements), increased audit fees largely attributable to Sarbanes-Oxley compliance, increased deferred compensation expenses resulting primarily from a change in life expectancy assumptions, increased professional fees for tax services, increased incentive compensation expenses, increased expenses related to environmental liabilities and increased insurance costs.

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

                                     -F11-

Gain on Disposal of Assets - net

         During 2004, the Company realized a net gain of $3.4 million on the disposal of assets primarily due to a gain of $3.7 million realized on the sale of a Printed Products facility. During 2003, the Company realized a net gain of $1.2 million primarily consisting of a $0.8 million gain in Printed Products on the sale of a former check printing facility and a $0.2 million gain in Corporate on the sale of certain property.

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

                                     -F12-

              FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Cash

-------------------------------------------------------------------------------
                                          Years Ended December 31,
(In thousands)                       2005          2004           2003
-------------------------------------------------------------------------------
Net cash provided by
  operating activities           $ 153,757     $ 120,371      $  74,729
Net cash (used in)
  investing activities            (262,108)      (51,043)       (30,515)
Net cash provided by (used in)
  financing activities             109,435       (68,639)       (54,907)
===============================================================================

         The Company has historically generated positive cash flows from its operations and continually evaluates uses of such cash flows to strengthen shareholder value through a combination of internal development, acquisitions, repurchases of stock, dividend payments and repayment of debt.

         Cash flow provided from operations in 2005 increased $33.4 million, or 27.7%, to $153.8 million from $120.4 million in 2004. Cash provided by net income adjusted for depreciation and amortization, asset impairment charges and gain (loss) on disposal of assets accounted for an increase of $28.9 million in cash provided by operations primarily due to the increase in sales and efficiencies realized from plant consolidations and other cost reduction initiatives which occurred during 2004. The remainder of the increase in cash provided by operations was due to a $6.5 million increase in stock-based compensation and associated tax benefits partially offset by an increase in working capital. The principal uses of cash in 2005 were for acquisitions ($239.8 million, see Note 2 to the Consolidated Financial Statements), repurchases of stock ($45.1 million), upfront contract payments ($25.2 million), capital expenditures ($23.9 million) and dividend payments to shareholders ($15.3 million). During 2005, sources of cash provided by financing activities included net borrowings from the Credit Facility ($153.3 million, see Note 7 to the Consolidated Financial Statements) and the issuance of treasury stock, totaling $17.0 million as a result of the exercise of stock options ($12.2 million) and issuances under the employee stock purchase plan ($4.8 million).

         Purchases of property, plant and equipment totaled $23.9 million in 2005, a decrease of $5.0 million, compared to $28.9 million in 2004 and were primarily for customer care infrastructure initiatives in Printed Products; leasehold improvements and furnishings for facilities in Software & Services; and system development and equipment costs related to acquisition integration activities in Printed Products.

         In January 2003, the Company's Board of Directors authorized the repurchase of 3,000,000 shares of its outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. In 2005, the Company concluded that authorization with the purchase of 1,178,722 shares at a cost of $45.1 million or an average cost of $38.22 per share. In December 2005, the Board of Directors authorized the purchase of an additional 3,000,000 shares to be used as indicated above.

         On February 22, 2005, the Company entered into an agreement with Mitek Systems, Inc. to purchase 2,142,856 shares of Mitek common stock for an aggregate of $1,500,000 (or $0.70 per share) and 321,428 warrants to purchase Mitek Systems common stock at an exercise price of $0.70 per share. Such warrants will expire in February 2012. The Company purchased one half of the shares and warrants upon entering into the agreement and purchased the remainder of the shares and warrants on May 5, 2005.

                                     -F13-

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

         At December 31, 2005, there was $254.6 million in outstanding cash borrowings, $5.1 million in outstanding letters of credit and $155.3 million of remaining availability under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at December 31, 2005 and 2004 was 5.30% and 3.30%, respectively.

         At December 31, 2005, the Company had $10.3 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its Credit Facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

         The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities if funding beyond that available under the Credit Facility were required.

Contractual Obligations and Commitments

         The following table aggregates the Company's contractual obligations and commitments with definitive payment terms, which will require significant cash outlays in the future. The commitment amounts are as of December 31, 2005 (in millions):

                                       Payments Due by Period
                  ---------------------------------------------------------
Contractual                  Less than                           More than
Obligations          Total     1 year    1-3 years    3-5 years   5 years
---------------------------------------------------------------------------
Long-term debt        $255.6    $  5.4      $ 10.4     $239.8       $    -
Interest on long-
  term debt(a)          41.7      13.8        26.7        1.2            -
Customer agreements     57.3      19.6        28.0        9.7            -
Operating leases        95.6      16.9        30.3       23.8         24.6
Purchase obligations     1.9       1.9           -          -            -
Postretirement
  benefit payments(b)   15.0       1.5         3.2        3.1          7.2
Other long-term
  liabilities           12.1       0.5         1.1        1.1          9.4
---------------------------------------------------------------------------
Total                 $479.2    $ 59.6      $ 99.7     $278.7       $ 41.2
===========================================================================

(a)Assumes no additional borrowings or repayments prior to maturity under the Company's $325.0 million revolving loan will occur after December 31, 2005 and the interest rate in effect at December 31, 2005 will remain constant at 5.30% over the remaining term of the Credit Facility.
(b)Estimated through 2015.

                                     -F14-

         The Company's long-term debt obligations are described in Note 7 to the Consolidated Financial Statements. The Company has contracts with certain customers that contain provisions that call for future payments to the customers. These payments are amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer on a pro-rata basis if the contract is terminated. The Company's operating lease obligations are described in Note 14 to the Consolidated Financial Statements. The Company has obligations, under contracts and purchase orders, to purchase goods or services, which are not recorded as obligations in the Company's Consolidated Financial Statements until contract terms take effect. The Company's other long-term liabilities and obligations are primarily for unfunded deferred compensation contracts with certain current and former officers.

         The Company has a nonqualified deferred compensation plan for certain eligible employees, which is accounted for as a rabbi trust (see Note 11 to the Consolidated Financial Statements). At December 31, 2005, the Company had a noncurrent liability of $7.1 million related to this plan. This liability has not been included in the above table because payment schedules are not determinable until a plan participant leaves the Company. Scheduled payments under this plan are currently not significant.

         The Company has postretirement benefit plans, which are described in
Note 12 to the Consolidated Financial Statements. At December 31, 2005, the Company's accrued postretirement costs totaled $15.0 million. Because the determination of this amount is affected by changes in plan demographics and assumptions, it does not represent expected liquidity needs. Estimated funding for the plan through 2015 has been included in the above table.

         At December 31, 2005, the Company had a net noncurrent deferred tax liability of $9.1 million. Deferred income tax liabilities are temporary differences between financial statement and tax bases of assets and liabilities and do not directly relate to the amount of income taxes to be paid in future periods. Therefore these liabilities have not been included in the contractual obligations and commitments table.

                     ACCUMULATED OTHER COMPREHENSIVE INCOME

         As of December 31, 2005, the Company's accumulated other comprehensive income was $1.3 million and consisted of unrealized gains on investments and foreign currency translation adjustments.

                                  ACQUISITIONS

         All acquisitions in 2005, 2004 and 2003 were paid for with cash provided from operating activities and the Company's credit facility. The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses have been included in the Company's operations since the particular acquisition closing dates (see Note 2 to the Consolidated Financial Statements).

                                  2006 OUTLOOK

         Net income for 2006 is expected to be higher than 2005 with all three segments expected to show growth in sales and income before income taxes. The impact of implementing FASB Statement No. 123R, "Share-Based Payment" effective January 1, 2006, combined with expected higher interest expense and a higher effective income tax rate, are expected to partially offset the favorable impact of growth in sales and income before income taxes for the three operating segments.

         The Company believes cash flow will remain strong in all business units in 2006. The Company currently estimates that capital expenditures will range from $26 million to $29 million. The Company believes upfront contract payments in 2006 will be slightly lower than 2005 based on commitments in place at the beginning of the year. The Company currently expects depreciation and amortization in 2006 will approximate 2005 and that interest expense will be approximately $13 million. The Company also expects weighted average diluted shares outstanding will be approximately 28 million and the effective income tax rate will be approximately 39.25%.

                                     -F15-

                     RISK FACTORS AND CAUTIONARY STATEMENTS

         When used in this report and in subsequent filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in written or oral statements made by authorized representatives of the Company, the words or phrases "believe," "should result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including, but not limited to, those discussed in Item 1A of this report and are incorporated into this Item 7 of the report as if fully stated herein, that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date such statements are made and which may or may not be based on historical experiences and/or trends which may or may not continue in the future. The Company does not undertake and specifically declines any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of unanticipated events.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All financial instruments are held for purposes other than trading except for $7.1 million of assets held in a trust. The Company is exposed primarily to market risks related to interest rates.

Interest Rate Risk

         The Company is exposed to interest rate risk on its variable rate debt. In order to manage its exposure to fluctuations in interest rates, the Company from time to time has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. These derivative financial instruments are viewed as risk management tools and, when used, are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. As of December 31, 2005 and 2004, there were no interest rate swap agreements in effect. At December 31, 2005, the Company had outstanding variable rate debt of $254.6 million. The impact on annual net income of a hypothetical one-point rate change on the outstanding debt as of December 31, 2005 would be approximately $1.6 million.

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

         The fair value of the Company's available-for-sale investments is primarily affected by fluctuations in the market price for the common stock of Mitek Systems, Inc. The change in market value has been accounted for as a component of other comprehensive income. The following presents the Company's investment in Mitek reflecting the high and low closing market prices during the period subsequent to the date of the investment (February 22, 2005) to December 31, 2005:

                                  Carrying
(In thousands)                     Value (a)       High (b)       Low (b)
-----------------------------------------------------------------------------
Investment in Mitek                $3,409          $3,921        $1,179

(a) Based on market value as of December 31, 2005
(b) Based on quoted market prices


                            ACCOUNTING PRONOUNCEMENTS

         See Note 1 to the Consolidated Financial Statements regarding the impact of recent accounting pronouncements on the Company's financial condition and results of operations.


                                     -F16-

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              December 31,
                                                            2005       2004
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                $ 10,298   $  9,214
Accounts receivable from customers, less
  allowance for doubtful accounts of $2,695
  and $2,196                                               82,155     70,989
Inventories:
  Raw materials                                            17,739     14,055
  Work in process                                             596        956
  Finished goods                                            2,062      1,973
Deferred income taxes                                       8,257      8,393
Prepaid income taxes                                        8,171         80
Income taxes receivable                                     5,163     14,608
Property held for sale                                          -      3,438
Prepaid expenses                                           16,291     11,054
Other                                                       3,843      4,693
--------------------------------------------------------------------------------
Total current assets                                      154,575    139,453
--------------------------------------------------------------------------------


INVESTMENTS AND OTHER ASSETS:
Investments                                                10,730      5,651
Goodwill - net                                            357,243    233,987
Intangible assets - net                                   116,477     17,168
Developed technology & content                             25,317     16,462
Upfront contract payments - net                            45,993     53,650
Other                                                       4,896      5,183
--------------------------------------------------------------------------------
Total investments and other assets                        560,656    332,101
--------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT:
Land                                                        2,245      2,245
Buildings and improvements                                 37,122     36,327
Machinery and equipment                                   272,034    256,791
Furniture and fixtures                                     23,832     16,633
Leasehold improvements                                     14,472     11,995
Additions in progress                                       5,230      6,534
--------------------------------------------------------------------------------
Total property, plant and equipment                       354,935    330,525
Less accumulated depreciation and amortization            250,317    228,302
--------------------------------------------------------------------------------
Property, plant and equipment - net                       104,618    102,223
--------------------------------------------------------------------------------


TOTAL                                                    $819,849   $573,777
===============================================================================

                                     -F17-


CONSOLIDATED BALANCE SHEETS (continued)

                                                                 December 31,
                                                             2005        2004
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                        $ 38,822    $ 28,290
Deferred revenues                                         72,245      61,648
Current maturities of long-term debt                       5,448       5,000
Accrued liabilities:
  Salaries, wages and employee benefits                   44,343      33,475
  Taxes                                                   10,664      15,028
  Customer incentives                                     12,075       9,422
  Other                                                   22,516      16,706
------------------------------------------------------------------------------
Total current liabilities                                206,113     169,569
------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term debt                                           250,116      96,300
Deferred income taxes                                      9,148       4,692
Other                                                     35,330      28,625
------------------------------------------------------------------------------
Total long-term liabilities                              294,594     129,617
------------------------------------------------------------------------------

Total liabilities                                        500,707     299,186
------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY:
Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued                       -           -
Common stock, authorized 144,000,000 shares of
  $1.00 par value, 37,907,497 shares issued               37,907      37,907
Additional paid-in capital                                22,361      11,191
Retained earnings                                        540,894     486,009
Accumulated other comprehensive income (loss):
  Foreign currency translation adjustments                   108        (153)
  Unrealized gains (losses) on investments - net           1,145         (31)
Unamortized restricted stock awards                      (19,749)    (13,380)
------------------------------------------------------------------------------
                                                         582,666     521,543
Less 10,707,645 and 10,629,800 shares in
  treasury, at cost                                      263,524     246,952
------------------------------------------------------------------------------
Total shareholders' equity                               319,142     274,591
------------------------------------------------------------------------------

TOTAL                                                   $819,849    $573,777
===============================================================================

See Notes to Consolidated Financial Statements.

                                     -F18-


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                     Years ended December 31,
                                                   2005        2004        2003
----------------------------------------------------------------------------------
Sales:
Product sales                                   $ 774,700   $ 640,819   $ 640,872
Service sales                                     208,209     157,668     145,796
----------------------------------------------------------------------------------
Total sales                                       982,909     798,487     786,668
----------------------------------------------------------------------------------
Cost of sales:
Cost of products sold                             408,116     348,964     353,041
Cost of services sold                              87,658      56,970      50,051
----------------------------------------------------------------------------------
Total cost of sales                               495,774     405,934     403,092
----------------------------------------------------------------------------------
Gross Profit                                      487,135     392,553     383,576

Selling, general and administrative
  expenses                                        346,304     290,586     292,055
Asset impairment charges                                -      10,329           -
(Gain) loss on disposal of assets - net                67      (3,387)     (1,169)
Amortization of other intangible assets            11,590       3,773       3,292
----------------------------------------------------------------------------------
Income From Operations                            129,174      91,252      89,398
----------------------------------------------------------------------------------

Other Income (Expense):
Interest expense                                  (10,024)     (4,117)     (5,711)
Gain on sale of investments - net                      58         132       2,977
Other - net                                         2,139         635         105
----------------------------------------------------------------------------------
Total                                              (7,827)     (3,350)     (2,629)
----------------------------------------------------------------------------------

Income Before Income Taxes                        121,347      87,902      86,769
Income taxes                                       45,869      32,787      30,803
----------------------------------------------------------------------------------
Net Income                                      $  75,478   $  55,115   $  55,966
==================================================================================

Earnings Per Common Share:
  Basic                                         $    2.77   $    2.02   $    2.02
  Diluted                                       $    2.69   $    1.96   $    1.97
====================================================================================

See Notes to Consolidated Financial Statements.

                                     -F19-

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Years ended December 31,
                                                          2005       2004      2003
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                          $ 75,478   $ 55,115   $ 55,966
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                        36,808     36,004     39,534
  Amortization of upfront contract payments           32,888     26,392     14,370
  Other amortization                                  17,500      9,383      9,279
  Asset impairment charges                                 -     10,329          -
  (Gain) loss on disposal of assets - net                 67     (3,387)    (1,169)
  Stock-based compensation                             7,175      5,633      2,351
  Tax benefits from stock-based compensation           6,272      1,356      1,883
  (Gain) on sale of investments - net                    (58)      (132)    (2,977)
  Deferred income taxes                               (2,247)    25,585     (2,251)
  Other - net                                           (209)     2,062       (657)
  Changes in assets and liabilities net of
    effects of businesses acquired:
    Accounts receivable                               (3,767)    (7,358)       229
    Income taxes receivable                           10,143    (15,574)       (37)
    Inventories and other current assets              (4,881)       (31)    (2,470)
    Deferred revenues                                  7,461     (3,804)     1,254
    Accounts payable and accrued liabilities          (3,642)     5,907      3,446
    Upfront contract payments                        (25,231)   (27,109)   (44,022)
-----------------------------------------------------------------------------------
Net cash provided by operating activities            153,757    120,371     74,729
-----------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment           (23,917)   (28,943)   (28,072)
Proceeds from sale of property, plant and equipment    3,695      8,300      3,119
Proceeds from sale of investments                        278        134      4,985
Payments for acquisition of businesses -
  net of cash acquired                              (239,756)   (30,160)   (11,303)
Other - net                                           (2,408)      (374)       756
-----------------------------------------------------------------------------------
Net cash (used in) investing activities             (262,108)   (51,043)   (30,515)
-----------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Credit facility borrowings                           569,172    248,544    278,243
Credit facility payments                            (415,878)  (274,302)  (295,186)
Repurchases of stock                                 (45,052)   (45,295)   (39,107)
Issuance of treasury stock                            17,004     15,990     10,714
Dividends paid                                       (15,267)   (12,506)    (9,836)
Debt issuance costs paid                                 (40)    (1,695)       (18)
Other - net                                             (504)       625        283
-----------------------------------------------------------------------------------
Net cash provided by (used in) financing activities  109,435    (68,639)   (54,907)
-----------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents       1,084        689    (10,693)
Cash and cash equivalents at beginning of year         9,214      8,525     19,218
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $  10,298   $  9,214   $  8,525
===================================================================================
Supplemental cash flow information:
  Interest paid                                    $   9,308   $  3,882   $  5,607
  Income taxes paid, net of refunds                   40,337     20,585     31,974
===================================================================================

See Notes to Consolidated Financial Statements.

                                     -F20-

                                                   JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Years ended December 31, 2005, 2004 and 2003
                                    ------------------------------------------------------------------------------
(In thousands, except share                                        Accumulated             Unamortized
and per share amounts)                       Additional               Other                 Restricted       Total
                                    Common    Paid-in   Retained  Comprehensive   Treasury    Stock      Shareholders'
                                     Stock    Capital   Earnings  Income (Loss)    Stock      Awards        Equity
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002           $37,907  $ 5,245    $409,110    $  (330)    $(212,153) $ (5,785)      $233,994
Net income                                                 55,966                                            55,966
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                              376                                    376
  Unrealized gain on investments,
    net of $22 in tax benefits                                           980                                    980
  Reclassification for investment
    gains included in net income,
    net of $155 in tax provisions                                     (2,823)                                (2,823)
  Changes in fair value of cash
    flow hedging instruments,
    net of $679 in tax provision                                       1,062                                  1,062
                                                                                                        -------------
Comprehensive income                                                                                         55,561
                                                                                                        -------------
Cash dividends, $0.35 per share                            (9,836)                                           (9,836)
Repurchase of 1,569,532 shares of
  stock                                                                            (39,107)                 (39,107)
Issuance of 700,095 shares of
  treasury stock under stock
  compensation plans                              (88)     (6,512)                  18,580    (1,266)        10,714
Other                                           2,631         (40)                    (117)    1,643          4,117
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003            37,907    7,788     448,688       (735)     (232,797)   (5,408)       255,443
Net income                                                 55,115                                            55,115
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                              301                                    301
  Unrealized losses on investments,
    net of $14 in tax benefits                                           (23)                                   (23)
  Changes in fair value of cash
    flow hedging instruments,
    net of $175 in tax provision                                         273                                    273
                                                                                                        -------------
Comprehensive income                                                                                         55,666
                                                                                                        -------------
Cash dividends, $0.45 per share                           (12,506)                                          (12,506)
Repurchase of 1,399,300 shares of
  stock                                                                            (45,295)                 (45,295)
Issuance of 1,183,001 shares of
  treasury stock under stock
  compensation plans                            1,100      (5,224)                  32,837   (12,723)        15,990
Other                                           2,303         (64)                  (1,697)    4,751          5,293
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004            37,907   11,191     486,009       (184)     (246,952)  (13,380)       274,591
Net income                                                 75,478                                            75,478
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                              261                                    261
  Unrealized gains on investments,
    net of $784 in tax provision                                       1,176                                  1,176
                                                                                                        -------------
Comprehensive income                                                                                         76,915
                                                                                                        -------------
Cash dividends, $0.55 per share                           (15,267)                                          (15,267)
Repurchase of 1,178,722 shares of
  stock                                                                            (45,052)                 (45,052)
Issuance of 1,100,877 shares of
  treasury stock under stock
  compensation plans                            3,762      (5,226)                  30,969   (12,501)        17,004
Other                                           7,408        (100)                  (2,489)    6,132         10,951
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005           $37,907  $22,361    $540,894    $ 1,253     $(263,524) $(19,749)      $319,142
====================================================================================================================

See Notes to Consolidated Financial Statements.

                                     -F21-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Consolidation

         The consolidated financial statements include the financial statements of John H. Harland Company and its majority-owned subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated. At December 31, 2005, the Company's minority interests on the consolidated balance sheets were $1.8 million, a $0.2 million decrease from 2004. The minority interests are included in the other long-term liabilities caption of the consolidated balance sheets. Net minority interests in income of consolidated subsidiaries was an increase in income of $0.9 million in 2005 compared to a decrease to income of $0.1 million in 2004 and are included in the other - net caption on the consolidated statements of income.

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

Inventories

         Inventories are stated at the lower of cost or market. Cost of inventory for checks, forms and hardware component parts is determined by average costing or the first-in, first-out method.

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

Investments

         The Company classifies its investments as either available-for-sale securities or trading securities. Available-for-sale securities consist of U.S. corporate securities and other equity interests which are stated at market value, with unrealized gains and losses on such investments reflected, net of tax, as other comprehensive income in shareholders' equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method. The Company sold its investments in certain U.S. corporate securities and realized a gain before income taxes of $0.1 million, $0.1 million and $3.0 million in 2005, 2004 and 2003 respectively. If the market value of an investment declines below its cost, the Company evaluates whether the decline is temporary or other than temporary. The Company considers several factors in determining whether a decline is temporary including the length of time market value has been below cost, the magnitude of the decline, financial prospects of the business and the Company's intention to hold the security. If a decline in market value of an investment is determined to be other than temporary, the carrying amount is written down and included in current earnings.

                                     -F22-

         Trading securities consist of investment assets, primarily mutual fund investments, of a nonqualified deferred compensation plan for eligible employees. Participants in this plan are able to direct contributions to a number of diversified assets and settle in cash. This plan is being accounted for under EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." As trading securities, changes in fair value are recognized as a charge or credit in other income. A related offsetting deferred compensation obligation is classified as a noncurrent liability and adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair value of the amount owed to the participants. Investments held by the rabbi trust totaled $7.1 million and $5.5 million as of December 31, 2005 and 2004, respectively, and are included within the investment caption on the Company's consolidated balance sheets with the corresponding liability being reflected as long-term. For 2005 and 2004, the investment income and corresponding compensation cost was $0.4 million and $0.5 million, respectively.

         The following is a summary of security investments at December 31, 2005 and 2004 (in thousands):

                           Available-for-sale     Trading Securities
                           ------------------     ------------------
                           Cost         Market    Cost       Market
--------------------------------------------------------------------
2005
Rabbi trust               $    -        $    -    $6,894    $7,120
Other equity               1,700         3,610         -         -
--------------------------------------------------------------------
Total                      1,700         3,610     6,894     7,120
====================================================================
2004
Rabbi trust                    -             -     4,814     5,482
Other equity                 220           169         -         -
--------------------------------------------------------------------
Total                     $  220        $  169    $4,814    $5,482
====================================================================

Goodwill and Other Intangible Assets

         Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. The Company reviews goodwill for impairment annually in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). No impairment of goodwill was identified during the years ended December 31, 2005, 2004 and 2003.

         Other intangible assets consist primarily of purchased customer lists, developed technology, content and trademarks that were acquired in business combinations. Other intangible assets are amortized on an accelerated or straight-line basis over periods ranging from four to twenty years. Amortization periods of other intangible assets are periodically reviewed to determine whether events or circumstances warrant revision to estimated useful lives. Carrying values of other intangible assets are reviewed to assess recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on expectations of undiscounted cash flows.

Upfront Contract Payments

         Certain contracts with the Company's customers involve upfront payments to the customer. These payments are capitalized and amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. At December 31, 2005, $40.4 million of these unamortized payments were refundable and $5.6 million were nonrefundable.

                                     -F23-

Software and Other Development Costs

         The Company expenses research and development costs, including expenditures related to development of software products that do not qualify for capitalization. Research and development costs, which are primarily costs incurred related to the development of software, totaled $23.4 million, $21.9 million and $22.6 million in 2005, 2004 and 2003, respectively and are recorded in selling, general and administrative expenses.

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

Advertising Costs

         Advertising costs are expensed as incurred and were $5.2 million, $3.4 million and $5.5 million for 2005, 2004 and 2003, respectively. Advertising costs, which are recorded in selling, general and administrative expenses, consist primarily of marketing new products, re-branding existing products and launching new initiatives throughout the Company.

Property, Plant and Equipment

         Property, plant and equipment are carried at cost. Depreciation of buildings is computed primarily by the declining balance method over periods up to 45 years. Depreciation of equipment, furniture and fixtures is calculated by the straight-line or sum-of-the-years digits method over periods ranging from three to ten years. Leasehold improvements are amortized by the straight-line method over the life of the lease or the life of the property, whichever is shorter. Accelerated methods are used for income tax purposes for all property where allowed. The Company capitalizes the qualifying costs of software developed or obtained for internal use. Depreciation is computed for internal use software by using the straight-line method over three to seven years.

         Depreciation expense was $36.8 million, $36.0 million and $39.5 million in 2005, 2004 and 2003, respectively.

Self-Insurance

         The Company is primarily self-insured for workers' compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company's estimates of the aggregate liabilities for the claims incurred. Payments for claims beyond one year have been discounted. As of December 31, 2005 and 2004, the combined liabilities for workers compensation and group medical liability were $8.8 million and $9.1 million, respectively.

Risk Management Contracts

         The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income.

                                     -F24-

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

         During 2004 and 2003, the Company recorded the changes in values related to cash flow hedges in other comprehensive income and such changes were not material. There were no cash flow hedges in place during 2005. In 2005, 2004 and 2003, the Company did not have any hedging instruments that were designated as fair value hedges.

Translation of Foreign Currencies

         Financial statement accounts that are maintained in foreign currencies are translated into U.S. dollars. Assets and liabilities denominated in foreign currencies are translated at end-of-period exchange rates. Results of operations denominated in foreign currencies are translated using average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. Realized currency exchange gains and losses resulting from transactions are included in earnings as incurred and were not significant in 2005, 2004 and 2003. The Company considers undistributed earnings of foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on these undistributed earnings or on the foreign currency translation adjustments recorded as a part of other comprehensive income.

Revenue Recognition

         The Company recognizes product and services revenue when persuasive evidence of a noncancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer and when an economic exchange has taken place.

         For multiple-element software arrangements, total revenue is allocated to each element based on the fair value method or the residual method when applicable. Under the fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through vendor-specific objective evidence. Under the residual method, the fair value of the undelivered maintenance, training and other service elements, as determined based on vendor-specific objective evidence (the price of a bundled element when sold separately), is deferred and the remaining (residual) arrangement is recognized as revenue at the time of delivery. For multiple-element arrangements that do not include software, total revenue is allocated to contract elements based on the provisions of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Elements." Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. Training revenue is recognized as the services are performed.

         Revenue from licensing of software under usage-based contracts is recognized ratably over the term of the agreement or on an actual usage basis. Revenue from licensing of software under limited term license agreements is recognized ratably over the term of the agreement.

                                     -F25-

         For software that is installed and integrated by the Company or customer, revenue is recognized upon shipment assuming functionality has already been proven and there are no significant customizations that would cause a substantial acceptance risk. For software that is installed, integrated and customized by the Company, revenue is recognized on a percentage-of-completion basis as the services are performed using an input method based on labor hours. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates.

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

         The Company recognizes stock-based compensation expense for restricted stock granted to employees and also for the deferred compensation plans for non-employee directors. The Company uses the straight-line method to amortize unearned compensation expense over the maximum vesting period for restricted stock awards that vest at a single point in time, or vest over time.

                                     -F26-

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

                                         2005           2004          2003
---------------------------------------------------------------------------
Net income:
  As reported                        $ 75,478       $ 55,115      $ 55,966
  Add: stock-based compensation
    expense included in reported
    net income, net of tax              4,377          3,436         1,434
  Deduct: stock-based compensation
    expense determined under the
    fair value based method for
    all awards, net of tax             (8,467)        (7,405)       (5,809)
---------------------------------------------------------------------------
  Pro forma net income               $ 71,388       $ 51,146      $ 51,591
===========================================================================

Earnings per common share:
  As reported
    Basic                            $   2.77       $   2.02      $   2.02
    Diluted                          $   2.69       $   1.96      $   1.97
  Pro forma
    Basic                            $   2.62       $   1.88      $   1.86
    Diluted                          $   2.54       $   1.83      $   1.82

         See Note 10 for more information regarding the Company's stock compensation plans and the assumptions used to prepare the pro forma information presented above.

                                     -F27-

Earnings Per Common Share

         Earnings per common share for 2005, 2004 and 2003 have been computed under the provisions of FASB Statement No. 128, "Earnings Per Share." The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

                                                 2005      2004      2003
----------------------------------------------------------------------------
Computation of basic earnings per common share:
----------------------------------------------------------------------------
Numerator
  Net income                                  $ 75,478  $ 55,115  $ 55,966
----------------------------------------------------------------------------
Denominator
  Weighted average shares outstanding           27,056    27,129    27,624
  Weighted average deferred shares
    outstanding under non-employee
    directors compensation plan                    168       140       116
----------------------------------------------------------------------------
Weighted average shares outstanding - basic     27,224    27,269    27,740
----------------------------------------------------------------------------
Earnings per share - basic                    $   2.77  $   2.02  $   2.02
============================================================================
Computation of diluted earnings per common share:
----------------------------------------------------------------------------
Numerator
  Net income                                  $ 75,478  $ 55,115  $ 55,966
----------------------------------------------------------------------------
Denominator
  Weighted average shares outstanding - basic   27,224    27,269    27,740
  Dilutive effect of stock options and
    restricted stock                               866       815       671
----------------------------------------------------------------------------
Weighted average shares outstanding - diluted   28,090    28,084    28,411
----------------------------------------------------------------------------
Earnings per share - diluted                  $   2.69  $   1.96  $   1.97
============================================================================

         The potentially dilutive common shares relate to options and restricted stock granted under stock compensation plans. Potentially dilutive common shares that were not included in the calculation of diluted earnings per share for 2005, 2004 and 2003 because they were anti-dilutive were 468; 10,457 and 77,530, respectively.

Income Taxes

         The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. A valuation allowance is provided for deferred tax assets for which realization cannot be considered more likely than not.

                                     -F28-

New Accounting Standards

         In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company's results of operations and financial position.

         In May 2004, the FASB issued FASB Staff Position ("FSP") regarding SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act ("the Medicare Act") enacted on December 8, 2003. FSP 106-2 considers the effect of the two new features introduced in the Medicare Act in determining accumulated postretirement benefit obligation and net periodic postretirement benefit cost, which may serve to reduce a company's postretirement benefit costs. In the second quarter of 2005, the Company completed the evaluation of its postretirement benefit plans as of January 1, 2005 including the impact of the subsidy for maintaining retiree healthcare benefits. See Note 12 regarding the impact of the subsidy on the Company's accumulated postretirement benefit obligation and net periodic postretirement benefit costs.

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

         In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company's financial position and results of operations.

         In December 2004, the FASB issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". The American Jobs Creation Act of 2004 ("the Act") provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Company did not undertake a plan under the Act to repatriate earnings from its foreign subsidiaries during the year ended December 31, 2005.

                                     -F29-

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

         Adoption of SFAS 123R is required for the first annual reporting period beginning after June 15, 2005. The Company expects the cumulative effect of the accounting change related to the adoption of SFAS 123R will not have a material impact on its 2006 consolidated results of operations and financial position. The Company will adopt SFAS 123R using the modified prospective application. The Company believes that the adoption of this standard will have a material effect on its consolidated results of operations and financial position with the effects on future years, dependent on the level of awards granted.

Reclassifications

         During 2005, the Company reclassified certain items in its consolidated statements of income. The reclassifications affected the categories of costs of goods sold and selling, general and administrative expenses. The changes primarily reflected the consistent alignment of certain functional costs throughout the Printed Products segment. In 2005, certain 2004 expenses in the Software & Services segment related to user conferences held during 2004 were reclassified from selling, general and administrative expenses to cost of goods sold to conform to the 2005 classification. These reclassifications decreased cost of goods sold and increased selling, general and administrative expenses by $1.6 million and $1.7 million for 2004 and 2003, respectively.

         During 2005, the Company also transferred certain business development activities related to fraud prevention solutions to Software & Services from its Corporate operations.

         These reclassifications had no impact on net income or shareholders' equity as previously reported. Financial data for all periods presented have been reclassified for comparability.

2. Acquisitions

         All acquisitions in 2005, 2004 and 2003 were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of each acquired business have been included in the Company's operations beginning as of the date of the particular acquisition.

2005 Acquisitions

         On June 10, 2005, the Company acquired substantially all of the assets of Liberty Enterprises, Inc. ("Liberty") for approximately $161.7 million in cash, including acquisition costs. Liberty is a provider of checks, marketing services, card services, education and e-commerce solutions primarily to credit unions. The addition of Liberty expanded the Company's presence among credit unions, and management believes that the combined range of products and services positions the Company to be a preferred partner for credit unions across the country.

         On April 13, 2005, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, amended its asset purchase agreement with Mitek Systems, Incorporated ("Mitek Systems"), which was originally entered into in July 2004, to purchase certain additional assets for $1.0 million. These assets had been excluded in the original agreement pending settlement of certain third party contractual issues by Mitek Systems.

                                     -F30-

         On April 4, 2005, HFS acquired Intrieve, Incorporated ("Intrieve") for approximately $77.1 million, including acquisition costs, in a cash for equity transaction. This acquisition expanded the HFS product and service offerings to include outsourced core processing, comprehensive item processing and electronic banking and payments processing for thrifts and community banks. The acquisition also included in-house financial management software, turnkey check and MICR document printing systems, and a datacenter operation that provides co-location and hot-site disaster recovery services.

         The combined purchase price for assets acquired through acquisitions in 2005 totaled $239.8 million, net of cash acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition dates (in thousands):

                                                 Weighted Average
                                                    Useful Life
                                        Value        in Years
---------------------------------------------------------------
Current assets                        $ 23,538
Property, plant and equipment           13,504
Goodwill                               125,730
Intangibles:
  Customer lists              103,300                 18.7
  Developed technology         12,640                  5.0
  Trademarks                    7,600                  5.4
                              --------
Total intangibles                      123,540
Other assets                             1,335
---------------------------------------------------------------
    Total assets acquired              287,647
---------------------------------------------------------------
Current liabilities                     31,958
Deferred income taxes                   11,502
Other                                    4,431
---------------------------------------------------------------
    Total liabilities assumed           47,891
---------------------------------------------------------------
Net assets                            $239,756
===============================================================


         The allocations of purchase price to the assets and liabilities acquired in 2005 are preliminary pending detailed examinations and appraisals of the assets and liabilities acquired and the completion of an integration plan for the Liberty operations. The allocation of the purchase price includes $7.1 million for actions taken or to be undertaken for the integration of Liberty operations.

         The allocations of purchase price resulted in $125.7 million allocated to goodwill of which $60.5 million is expected to be deductible for tax purposes. Goodwill of $47.4 million and $78.3 million was preliminarily assigned to the Company's Printed Products and Software & Services business segments, respectively. At December 31, 2005, $9.9 million was being held in escrow to satisfy indemnification claims, if any, under the terms of the purchase agreements. The principal factor affecting the purchase price, which resulted in the recognition of goodwill, was the fair value of the going-concern element of the Liberty and Intrieve businesses, which includes the assembled workforces and synergies that are expected to be achieved.

                                     -F31-

         The following unaudited pro forma summary presents information as if the acquisitions of the businesses acquired in 2005 occurred at the beginning of the year of each period presented (in thousands, except per share amounts):


(Unaudited)                                     2005         2004
------------------------------------------------------------------------
Net Sales                                    $1,059,929   $  987,623
Net Income                                   $   69,167   $   59,541

Earnings per common share:
  Basic                                      $     2.54   $     2.18
  Diluted                                    $     2.46   $    $2.12


         The unaudited pro forma summary for the period presented includes adjustments for changes in levels of amortization of intangible assets, interest income, interest expense, and income taxes. The pro forma results for 2005 include $12.7 million of nonrecurring acquisition-related expenses incurred by the acquired operations prior to the business combinations. The Company expects to realize operating synergies with the acquired operations. This pro forma information does not reflect any such potential synergies. The unaudited pro forma summary does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.

2004 Acquisitions

         On November 12, 2004, HFS acquired London Bridge Phoenix Software Inc. ("Phoenix System"). Phoenix System, an integrated core banking solution that operates in both the Windows(R) NT and Unix environments, features open relational database choices and leverages the latest Internet and network technology to optimize delivery channel integration. Phoenix System is delivered in both in-house and service bureau configurations. Also included in the acquisition were the Phoenix Internet Banking System, also known as IBANK, and the TradeWind international trade finance management system. The acquisition provided HFS with a proven service bureau delivery option for banks and thrifts.

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

                                     -F32-

         The combined purchase price of net assets acquired through acquisitions in 2004 totaled approximately $29.4 million, net of cash acquired. The fair value of assets and liabilities at the acquisition dates consisted of goodwill of $19.1 million, of which $5.4 million is expected to be deductible for tax purposes, other intangible assets of $10.2 million (estimated weighted average useful life of eight years), which included $6.3 million in developed technology (estimated weighted average useful life of nine years) and $3.9 million in customer lists (estimated weighted average useful life of 13 years), other assets of $7.9 million and assumed liabilities of $7.8 million. The pro forma effects of the 2004 acquisitions were not material to the Company's results of operations.

2003 Acquisition

         On June 3, 2003, HFS extended its core systems offering with the acquisition of 100% of the equity of Premier Systems, Inc. ("PSI") for approximately $11.3 million, net of cash acquired. The fair value of assets and liabilities at the date of acquisition consisted of non-deductible goodwill of $9.7 million, customer list of $6.0 million (estimated useful life of ten years), other assets of $4.3 million and assumed liabilities of $8.7 million. The pro forma effects on the results of operations for the acquisition were not material. PSI was a provider of core processing service bureau deliverables that were based on HFS' widely-used ULTRADATA(R) System.

3. Goodwill and Intangible Assets

         Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment. Separable intangible assets with definitive lives are amortized over their useful lives.

         The changes in the carrying amounts of goodwill by business segment for 2005 and 2004 are as follows (in thousands):

                        Printed     Software &                   Consoli-
                        Products      Services      Scantron      dated
-------------------------------------------------------------------------
Balances as of
  December 31, 2003     $ 24,709      $149,474      $ 43,566    $217,749
Goodwill acquired
  during 2004                  -        21,452             -      21,452
Purchase price
  allocation
  adjustments - net            -        (5,202)          (12)     (5,214)
-------------------------------------------------------------------------
Balances as of
  December 31, 2004       24,709       165,724        43,554     233,987
Goodwill acquired
  during 2005             47,419        78,311             -     125,730
Purchase price
  allocation
  adjustments - net            -        (2,311)         (163)     (2,474)
-------------------------------------------------------------------------
Balances as of
  December 31, 2005     $ 72,128      $241,724      $ 43,391    $357,243
=========================================================================


                                     -F33-

         Intangible assets with definitive lives at December 31, 2005 and 2004 were comprised of the following (in thousands):

                   December 31, 2005              December 31, 2004
            ------------------------------  -----------------------------
              Gross                Net       Gross                 Net
             Carrying   Accum.  Carrying    Carrying    Accum.  Carrying
              Amount    Amort.   Amount      Amount     Amort.   Amount
-------------------------------------------------------------------------
Developed
  technology  $ 45,834 $(22,030)  $ 23,804     $31,547 $(16,828)  $14,719
Customer
  lists        133,305  (26,143)   107,162      30,005  (15,758)   14,247
Trademarks      11,400   (2,085)     9,315       3,800     (879)    2,921
Content          2,300     (787)     1,513       2,300     (557)    1,743
------------------------------------------------------------------------
Total         $192,839 $(51,045)  $141,794     $67,652 $(34,022)  $33,630
=========================================================================

         Amortization expense of developed technology and content is included in the cost of sales caption on the statements of income.

         Aggregate amortization expense for intangible assets totaled $17.0 million, $8.9 million and $8.8 million for 2005, 2004 and 2003, respectively. The estimated intangible amortization expense for each of the next five years beginning January 1, 2006 is as follows (in thousands):

Year                                                     Amount
--------------------------------------------------------------------
2006                                                   $ 22,080
2007                                                     20,449
2008                                                     17,327
2009                                                     14,165
2010                                                     12,433
Thereafter                                               55,340
--------------------------------------------------------------------
Total                                                  $141,794
====================================================================

4. Asset Impairment Charges

         In September 2004, the Company concluded that upgrading certain existing customer care systems in its Printed Products segment would be more economical than continued development of portions of certain new customer care systems. The decision to terminate development efforts required a non-cash, pre-tax impairment charge of $7.9 million which was based on previously capitalized costs, less accumulated depreciation thereon, for the discontinued portions. The Company has continued with development and implementation of the remaining portions of the systems.

         During the second quarter of 2004, a Printed Products facility in Denver was closed pursuant to a plant consolidation plan. In the second quarter and fourth quarter of 2004, asset impairment charges of $2.3 million and $0.1 million, respectively, were recorded to adjust the basis of the Denver facility to its estimated fair value (see Note 6).

5. Integration and Reorganization Actions

         Upon the acquisition of Liberty in June 2005, an integration plan was developed that includes the consolidation of six Liberty facilities into the Company's existing network of regional production facilities and the elimination of duplicate selling, general and administrative expenses. As of December 31, 2005, costs of $7.2 million were recorded for actions taken or to be undertaken for this integration, which were primarily for severance benefits and lease abandonment charges and are included in other current and noncurrent liabilities in the consolidated balance sheet.

                                     -F34-

         In September 2003, the Company announced a reorganization of its Printed Products operations including the consolidation of manufacturing operations from 14 plants to 9 plants, which was completed during the third quarter of 2004. Two of the facilities that were closed were leased. One of these facilities was under lease through late 2005 and the other is under lease through mid-2010. During the third quarter of 2004, the Company sublet the latter facility for the remaining term of the lease.

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

         The following table presents the cumulative net costs of these actions incurred through December 31, 2005 (in thousands):

                                                                   Staffing
                                   Liberty          Plant         Reduction
                                 Integration    Consolidation      Actions
----------------------------------------------------------------------------
Employee severance                 $ 5,902         $ 2,843         $ 4,545
Revision of depreciable lives
  and salvage values                     -           3,459               -
Asset impairment charge and
  disposal (gains) and losses            -          (1,132)              -
Relocation and other costs               -           2,236               -
Contract termination costs
  related to leaseholds              1,339             857               -
----------------------------------------------------------------------------
Total                              $ 7,241         $ 8,263         $ 4,545
============================================================================

         The following table presents net expenses by income statement caption for plant consolidation and other staffing reduction actions for 2005, 2004 and 2003 (in thousands):

                                             2005        2004        2003
----------------------------------------------------------------------------
Plant consolidation expenses:
  Cost of products sold                    $   97      $5,347      $3,950
  Asset impairment charges                      -       2,444           -
  Gain on disposal of assets - net             37      (3,612)          -
----------------------------------------------------------------------------
Total                                      $  134      $4,179      $3,950
============================================================================

Other staffing reduction actions:
  Cost of products sold                    $    -      $    -     $   30
  Selling, general and
    administrative expenses                     -       1,644      2,871
============================================================================


                                     -F35-

         The following table reconciles the beginning and ending liability balances for 2005, 2004 and 2003 related to these actions and are included in the other accrued liabilities captions on the balance sheet (in thousands):

                                      Charged to              Utilized
                                  ------------------      ---------------
                     Beginning             Costs and                        Ending
                       Balance    Goodwill  Expenses      Cash   Non-Cash   Balance
------------------------------------------------------------------------------------
2003
Plant consolidation:
  Employee severance   $      -  $      -  $  1,730   $    (71)  $      -   $  1,659
  Revision of
    depreciable lives
    and salvage values        -         -     2,138          -     (2,138)         -
  Relocation and other
    costs                     -         -        82        (82)         -          -
Staffing reduction
  actions:
  Employee severance          -         -     2,901     (1,776)         -      1,125
-------------------------------------------------------------------------------------
Total                         -         -     6,851     (1,929)    (2,138)     2,784
=====================================================================================

2004
Plant consolidation:
  Employee severance      1,659         -     1,115     (2,563)         -        211
  Revision of
    depreciable lives
    and salvage values        -         -     1,321          -     (1,321)         -
  Asset impairment charges
    and disposal (gains)
    and losses                -              (1,168)     5,301     (4,133)         -
  Relocation and other
    costs                     -         -     2,035     (2,035)         -          -
  Contract termination
    costs related to
    leaseholds                -         -       876       (362)       167        681
Staffing reduction
  actions:
  Employee severance      1,125         -     1,644     (2,708)         -         61
-------------------------------------------------------------------------------------
Total                     2,784         -     5,823     (2,367)    (5,287)       953
=====================================================================================

2005
Liberty integration:
  Employee severance          -     5,802       100     (2,960)         -      2,942
  Contract termination
    costs related to
    leaseholds                -     1,339         -          -          -      1,339
Plant consolidation:
  Employee severance        211         -        (3)      (209)         -          -
  Contract termination
    costs related to
    leaseholds              681         -       (19)      (462)         -        200
  Other                       -         -       119       (118)         -          -
Staffing reduction
  actions:
  Employee severance         61         -         -        (61)         -          -
-------------------------------------------------------------------------------------
Total                  $    953  $  7,141  $    197   $ (3,810)  $      -   $  4,481
=====================================================================================


                                     -F36-

6. Property Held for Sale

         At December 31, 2004, property held for sale was $3.4 million, which consisted of the Company's Printed Products facility in Denver. In the second quarter and fourth quarter of 2004, asset impairment charges of $2.3 million and $0.1 million were recorded to adjust the basis of the Denver facility to its estimated fair value. During the second quarter of 2005, the Company sold the Denver facility, which was closed during the second quarter of 2004 for $3.4 million. At December 31, 2005, there were no properties held for sale.

         During the fourth quarter of 2004, the Company sold its St. Louis facility and realized a pre-tax gain of $0.1 million. During the first quarter of 2004, the Company sold its Printed Products facility in San Diego, and realized a pre-tax gain of $3.7 million.

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

         Long-term debt consisted of the following as of December 31, 2005 and 2004 (in thousands):

                                                      2005          2004
-------------------------------------------------------------------------
Credit Facility                                  $ 254,594     $ 101,300
Other                                                  970             -
-------------------------------------------------------------------------
Total                                              255,564       101,300
Less current portion                                 5,448         5,000
-------------------------------------------------------------------------
Long-term debt                                   $ 250,116     $  96,300
=========================================================================

         At December 31, 2005, there was $254.6 million in outstanding cash borrowings, $5.1 million in outstanding letters of credit and $155.3 million of remaining availability under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at December 31, 2005 and 2004 was 5.30% and 3.30%, respectively.

         Other long-term debt relates to other miscellaneous obligations. At December 31, 2005, the Company believes it was in compliance with the covenants associated with all debt instruments. Annual maturities of long-term debt during the next five years are $5.4 million in 2006, $5.2 million in each of 2007 and 2008, $239.8 million in 2009 and $0.0 million in 2010.

                                     -F37-

8. Income Taxes

         The income tax provision (benefit) for 2005, 2004 and 2003 consisted of the following (in thousands):

                                         2005         2004        2003
-----------------------------------------------------------------------
Current:
  Federal                             $ 40,408     $  5,187     $ 28,366
  State                                  7,762        1,820        4,597
  Foreign                                  (54)         195           91
-------------------------------------------------------------------------
Total                                   48,116        7,202       33,054
-------------------------------------------------------------------------
Deferred:
  Federal                               (1,447)      23,407       (1,994)
  State                                   (800)       2,178         (257)
-------------------------------------------------------------------------
Total                                   (2,247)      25,585       (2,251)
-------------------------------------------------------------------------
Total income taxes                    $ 45,869     $ 32,787     $ 30,803
=========================================================================

         The Company utilized net operating losses, capital losses and tax credits of $1.8 million, $29.1 million and $2.6 million in the calculation of current tax expense for 2005, 2004 and 2003, respectively. The substantial increase in net operating loss utilization in 2004 is primarily a result of an agreement reached with the Internal Revenue Service. The agreement allowed the cumulative net operating losses of a subsidiary not consolidated for tax purposes to be deducted in the consolidated Company federal tax returns. For 2005, 2004 and 2003, the income tax provision excluded $0.1 million, $1.2 million and $0.2 million, respectively, of tax benefits which were recorded as a reduction of goodwill and excluded $6.3 million, $1.4 million and $1.9 million, respectively, of tax benefits from stock-based compensation that were included in shareholders' equity.

         The tax effects of significant items comprising the Company's net deferred tax asset (liability) as of December 31, 2005 and 2004 were as follows (in thousands):

                                                        2005        2004
--------------------------------------------------------------------------
Current deferred tax asset (liability):
  Accrued vacation                                  $  2,959    $  2,169
  Deferred revenues                                      362       2,165
  Accrued liabilities                                  5,260       2,640
  Benefit of net operating loss carryforwards              -       1,668
  Allowance for doubtful accounts                      1,071         849
  Other                                               (1,395)     (1,098)
-------------------------------------------------------------------------
Total                                                  8,257       8,393
-------------------------------------------------------------------------
Noncurrent deferred tax asset (liability):
  Difference between book and tax basis
   of long-term assets                               (30,889)    (23,711)
  Deferred revenues                                    5,724       3,965
  Deferred compensation                                3,766       3,182
  Postretirement benefits obligation                   5,922       5,481
  Capital loss carryforwards                           1,544         279
  Benefit of net operating loss carryforwards          6,885       8,815
  Other                                                1,707       1,588
-------------------------------------------------------------------------
Total                                                 (5,341)       (401)
Valuation allowance                                   (3,807)     (4,291)
-------------------------------------------------------------------------
Noncurrent deferred tax liability                     (9,148)     (4,692)
-------------------------------------------------------------------------
Net deferred tax asset (liability)                  $   (891)   $  3,701
=========================================================================

                                     -F38-

         At December 31, 2005 and 2004, the total of all deferred tax assets was $68.9 million and $69.2 million, respectively, and the total of all deferred tax liabilities was $65.2 million and $61.3 million, respectively.

         At December 31, 2005, undistributed earnings of foreign subsidiaries totaled $6.0 million. No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of such undistributed earnings because it is expected that such earnings will be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. liability.

         At December 31, 2005, the Company had net operating and capital loss carryforwards and other tax credits available for federal and state income tax purposes, which expire as indicated below (in thousands):

                          Net Operating Loss
Year of                      Carryforwards      Capital Loss
Expiration                Federal      State    Carryforwards    Other
                           Gross     After Tax      Gross      After Tax
-------------------------------------------------------------------------
2006 - 2008              $      -    $      -    $  3,612    $     47
2009 - 2020                     -       1,786           -         157
2021 - 2024                 9,346           -           -       1,039
No expiration                   -           -           -         571
-------------------------------------------------------------------------
Total                    $  9,346    $  1,786    $  3,612    $  1,814
=========================================================================

         A substantial amount of these federal tax carryforwards relate to acquisitions in 2000 and 2002. Therefore, utilization of these tax carryforwards is subject to an annual limitation under the Internal Revenue Code and Regulations.

         The Company has established a valuation allowance for certain net operating loss and capital loss carryforwards. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the utilization of these carryforwards. At December 31, 2005, there was a $1.1 million valuation allowance for federal credits and state net operating losses, which will be recorded as a reduction to goodwill if utilized.

         The following reconciles the income tax provision at the U.S. federal income tax statutory rate of 35% to that in the financial statements for 2005, 2004 and 2003 (in thousands):

                                      2005           2004           2003
-------------------------------------------------------------------------
Statutory rate                     $ 42,471       $ 30,766       $ 30,369
State and local income taxes, net
  of federal income tax benefit       5,010          3,200          2,804
Change in valuation allowance           (29)           (45)        (2,600)
Benefits from tax credits            (1,728)        (1,228)        (1,117)
Other - net                             145             94          1,347
--------------------------------------------------------------------------
Income tax provision               $ 45,869       $ 32,787       $ 30,803
==========================================================================

         The reduction in the valuation allowance in each year was a result of the utilization of capital loss carryforwards for which a valuation allowance had been recorded in 2001.

                                     -F39-

9. Shareholders' Equity

         In January 2003, the Company's Board of Directors authorized the purchase of 3,000,000 shares of outstanding common stock. In 2005, the Company concluded that authorization with the purchase of 1,178,722 shares at a cost of $45.1 million or an average cost of $38.22 per share. In December 2005, the Board authorized the purchase of an additional 3,000,000 shares. Shares purchased may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes.

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

10. Stock Compensation Plans

         Under the Company's Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 5,100,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may exercise an option to purchase common stock through payroll deductions. The option price is 85% of the lower of the beginning- or end-of-quarter market price. During 2005, 2004 and 2003, employees exercised options to purchase 154,100, 140,574 and 154,953 shares, respectively. Options granted under the ESPP were at prices ranging from $29.41 to $32.62 in 2005, $23.38 to $26.90 in 2004 and $18.99 to $22.67 in 2003. At December 31, 2005, there were 189,808 shares of common stock reserved for issuance under the ESPP.

         Under the Company's 1999 Stock Option Plan, the Company may grant stock options to key employees to purchase common stock at no less than the fair market value on the date of the grant or issue restricted stock to such employees. The Company is authorized to issue up to 2,000,000 shares under the plan. Stock options have a maximum life of ten years and generally vest ratably over a five-year period beginning on the first anniversary date of the grant. Upon adoption of the 1999 plan, the Company terminated a previous plan except for options outstanding thereunder.

         In 2000, the Company adopted the 2000 Stock Option Plan which authorizes the issuance of up to 3,000,000 shares through stock options and grants of restricted stock. The 2000 Plan is substantially similar to the 1999 Plan, except that the Company's executive officers are ineligible to receive grants thereunder.

         In 2002, the Company adopted the 2002 Stock Option Plan which authorizes the issuance of up to 1,000,000 shares through stock options and grants of restricted stock. The 2002 plan is substantially similar to the 1999 plan.

         In 2005, the Company adopted the 2005 New Employee Stock Option Plan which authorizes the issuance of up to 100,000 shares. The 2005 plan is similar to the 1999 Plan except that existing employees are not eligible to receive stock options and it is limited to grants of stock options only. Stock options may only be granted to newly-hired employees or persons rehired following a bona fide interruption of employment. Pursuant to an exception from the New York Stock Exchange rules for employment inducement awards, the 2005 Plan was adopted without shareholder approval.

         As of December 31, 2005, there were 2,896,167 shares of common stock reserved for issuance under these stock option plans.

                                     -F40-

         Restricted stock grants prior to April 2004 generally vest over a period of five years, subject to earlier vesting if the Company's common stock outperforms the S&P 500 in two of three consecutive years. The certificates covering the restricted stock are not issued until the restrictions lapse, but the shares have all the rights of holders of common stock, including the right to receive cash dividends, but are not transferable. The restricted stock is generally forfeited if the employee terminates for any reason prior to the lapse in restrictions, other than death or disability. Commencing in April 2004, restricted stock grants do not contain the accelerated performance-related vesting described above and generally vest ratably over five years or, in the case of certain officers, vest on the third, fourth and fifth anniversary dates at the rate of one third on each such date.

         On December 31, 2005, the conditions for early vesting were met on 145,195 shares after the common stock outperformed the S&P 500 in 2005 and 2004. On December 31, 2004, the conditions for early vesting were met on 136,500 shares after the common stock outperformed the S&P 500 in 2004 and 2002.

         In April 2005, the CEO was granted stock options to purchase 500,000 shares of stock at a price of $37.59. These stock options have a ten-year life and vest ratably over five years beginning on December 1, 2005.

         In August 2005, the CEO was granted 16,900 restricted shares with performance-based vesting. The basis for vesting is the cumulative fully-diluted earnings per share of the Company for the years 2005 to 2007. The award is subject to threshold and maximum performance limitations. If the threshold is met, 3,800 shares would vest. If actual performance exceeds the threshold (but is less than maximum performance), the number of shares vesting will be determined on a directly proportional basis using straight-line interpretation. If the threshold is not achieved, the entire award will be forfeited and cancelled. However, the award will vest 100% upon (a) the occurrence of a change in control of the Company, (b) the Company's termination of the CEO's employment without cause, (c) termination of employment for good reason or (d) termination of employment by reason of death or disability on or before December 31, 2009. No dividends will be paid on these shares until the number of shares that vest is determined. Compensation cost related to this award is based on an estimate of the number of shares expected to vest and the market value of the Company's common stock.

         In April 2002, the CEO was granted 50,000 restricted shares. The restrictions expired on 12,500 shares in 2002, 12,500 shares in 2003 and 25,000 shares in 2004. He was also granted an option at such time to purchase 400,000 shares at $31.00 per share. This option has a ten-year life and was fully vested and exercisable at the date of grant.

         In 1998, the CEO was granted 50,000 restricted shares. The restrictions expired on 25,000 shares in 2001, on 12,500 shares in 2002 and on the remaining 12,500 shares in 2003.

                                     -F41-

         A summary of option transactions during the three years ended December 31, 2005 follows:

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                              Shares                Price
-------------------------------------------------------------------------
Outstanding - December 31, 2002             4,088,225         $    19.63
  Options granted                             712,675              21.73
  Options forfeited                          (460,525)             20.07
  Options exercised                          (484,450)             15.38
-------------------------------------------------------------------------
Outstanding - December 31, 2003             3,855,925              20.50
  Options granted                              21,700              28.55
  Options forfeited                          (197,595)             20.92
  Options exercised                          (694,790)             17.96
-------------------------------------------------------------------------
Outstanding - December 31, 2004             2,985,240              21.12
  Options granted                             515,000              37.62
  Options forfeited                           (91,140)             23.10
  Options exercised                          (700,010)             17.44
-------------------------------------------------------------------------
Outstanding - December 31, 2005             2,709,090         $    25.14
=========================================================================


         The following table summarizes information pertaining to options outstanding and exercisable as of December 31, 2005:

Options Outstanding
-------------------------------------------------------------------------
                                             Weighted
                                              Average            Weighted
                                             Remaining            Average
Range of                                    Contractual          Exercise
Exercise Prices             Options         Life(Years)             Price
-------------------------------------------------------------------------
$12.75 to $15.00             278,350           4.39           $    13.96
$15.38 to $20.00             425,740           3.39                18.35
$20.26 to $24.52             920,500           6.49                21.81
$25.26 to $30.00             154,500           7.09                26.44
$31.00 to $31.88             415,000           6.12                31.03
$37.59 to $38.55             515,000           9.32                37.62
-------------------------------------------------------------------------
Total                      2,709,090           6.30           $    25.14
=========================================================================

Options Exercisable
-------------------------------------------------------------------------
                                                                 Weighted
                                                                  Average
Range of                                                         Exercise
Exercise Prices             Options                                 Price
-------------------------------------------------------------------------
$12.75 to $15.00             257,850                          $    13.89
$15.38 to $20.00             425,240                               18.35
$20.26 to $24.52             344,630                               22.08
$25.26 to $30.00              63,220                               26.17
$31.00 to $31.88             415,000                               31.03
$37.59 to $38.55             100,000                               37.59
-------------------------------------------------------------------------
Total                      1,605,940                          $    23.22
=========================================================================

                                     -F42-

         A summary of restricted stock transactions during the three years ended December 31, 2005, follows:

                                                                 Weighted
                                                                  Average
                                              Shares           Fair Value
-------------------------------------------------------------------------
Outstanding - December 31, 2002               297,900         $    23.39
  Restricted stock issued                     124,200              21.77
  Restrictions lifted                         (25,000)             21.84
  Restricted stock forfeited                  (63,400)             22.68
-------------------------------------------------------------------------
Outstanding - December 31, 2003               333,700              23.04
  Restricted stock issued                     448,582              31.60
  Restrictions lifted                        (149,975)             24.31
  Restricted stock forfeited                  (55,545)             26.17
-------------------------------------------------------------------------
Outstanding - December 31, 2004               576,762              29.07
  Restricted stock issued                     362,750              38.85
  Restrictions lifted                        (215,055)             25.08
  Restricted stock forfeited                  (50,697)             31.72
-------------------------------------------------------------------------
Outstanding - December 31, 2005               673,760         $    35.41
=========================================================================


         The Company has deferred compensation plans for its non-employee directors covering a maximum of 400,000 shares. At December 31, 2005, 2004 and 2003, there were 372,097, 374,443, and 176,757 shares, respectively, reserved for issuance of which 186,155, 159,237 and 129,845 shares, respectively, were allocated but unissued. The remaining 185,942, 215,206 and 46,912 shares, respectively, were reserved and unallocated under those plans.

         For 2005, 2004 and 2003, the Company recognized expense related to stock-based compensation (for restricted stock granted to employees and the deferred compensation plan for non-employee directors) of $7.2 million, $5.6 million and $2.4 million, respectively.

         Pro forma compensation costs (see Note 1) associated with options granted under the ESPP were estimated based on the discount from market value. The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used under the Black-Scholes option pricing model for each of the years ended December 31, 2005, 2004 and 2003:

                                   2005          2004          2003
--------------------------------------------------------------------
Fair value per option             $10.82        $ 9.60        $ 8.07

Weighted average assumptions:
  Dividend yield                    1.9%          1.4%          1.4%
  Expected volatility              31.8%         36.1%         40.8%
  Risk-free interest rate           4.0%          4.1%          4.0%
  Expected life (years)             5.0           5.0           5.2


11. Employee Retirement and Savings Plans

         The Company's Master 401(k) Plan and Trust ("401(k) plan") is a defined contribution 401(k) plan with an employer match covering any employee of the Company or a participating affiliate. Participants may contribute on a pre-tax and after-tax basis, subject to maximum IRS limits. The Company matches 100% of employee contributions up to 3% of eligible compensation and 50% of employee contributions up to the next 2%. The Company recognized matching contributions to the 401(k) plan of $8.5 million in 2005, $5.0 million in 2004 and $4.8 million in 2003. Additional contributions may be made from accumulated and/or current net profits. In 2005, 2004 and 2003, additional discretionary contributions to the 401(k) plan of $3.7 million, $1.7 million and $1.8 million, respectively, were recognized by the Company.

                                     -F43-

         The Company has a nonqualified deferred compensation plan similar to the 401(k) plan. This plan provides an opportunity for eligible employees to contribute additional amounts for retirement savings once they have reached the maximum contribution amount in the 401(k) plan. The Company's contributions to this plan were not significant. As of December 31, 2005 the Company has recognized a noncurrent liability of $7.1 million related to this plan which represents the market value of investments held for the plan. Such investments are held by a rabbi trust and are classified as trading securities in the Investments caption on the Consolidated Balance Sheets (see Note 1).

         The Company has unfunded deferred compensation agreements with certain current and former officers. The present value of cash benefits payable under the agreements is being accrued over the periods of active employment and totaled $5.4 million at December 31, 2005 and $5.0 million at December 31, 2004. In 2005, 2004 and 2003 the Company recognized expense of $0.8 million, $1.5 million and $0.1 million, respectively, related to these agreements. Expense for 2004 included $1.2 million due to a change in life expectancy assumptions.

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

         As of December 31, 2005 and 2004, the accumulated postretirement benefit obligation ("APBO") under such plans was $23.2 million and $21.2 million, respectively. Measurement dates of December 31, 2005 and December 31, 2004 were used for these plans.


                                     -F44-

         The following table reconciles the plans' beginning and ending balances of the APBO and reconciles the plans' status to the accrued postretirement health care and life insurance liability reflected on the balance sheet as of December 31, 2005 and 2004 (in thousands):

                                                  2005          2004
----------------------------------------------------------------------
APBO as of January 1:
  Retirees                                     $ 21,190      $ 23,354
  Fully eligible participants                         -             -
----------------------------------------------------------------------
                                                 21,190        23,354
Net change in APBO:
  Interest costs                                  1,246         1,208
  Benefits paid                                  (2,425)       (2,417)
  Retiree contributions                           1,011         1,147
  Actuarial loss (gain)                           1,186        (2,102)
  Acquisition of Liberty                          1,023             -
----------------------------------------------------------------------
Total net change in APBO                          2,041        (2,164)
----------------------------------------------------------------------
APBO as of December 31:
  Retirees                                       23,231        21,190
Unrecognized net actuarial loss                  (8,248)       (7,322)
----------------------------------------------------------------------
Accrued postretirement cost -
  included in other liabilities                $ 14,983      $ 13,868
======================================================================

Net periodic postretirement costs ("NPPC") are summarized as follows (in thousands):

                                          2005        2004        2003
----------------------------------------------------------------------
Interest on APBO                      $  1,246    $  1,208    $  1,397
Net amortization                           259         221         281
----------------------------------------------------------------------
Total                                 $  1,505    $  1,429    $  1,678
======================================================================

         In 2000, the Company eliminated employer subsidies for all future retirees except those that had twenty or more years of service as of December 31, 2000 and retired prior to December 31, 2002.

         The weighted average assumptions used to determine benefit obligations as of December 31 were as follows:

                                                  2005          2004
----------------------------------------------------------------------
Discount rate                                      5.50%         5.75%


         The weighted average assumptions used to determine NPPC for years ended December 31 were as follows:

                                          2005        2004        2003
-----------------------------------------------------------------------
Discount rate                              5.75%       6.0%        6.5%

         The annual health care cost trend rate used for 2006 to determine benefit obligations at December 31, 2005 were assumed to be 6.87% and 7.33% for pre-medicare eligible participants and post-medicare participants, respectively. The estimated annual health care cost trend rates grade down proportionally to 4.0% at 2012, the year that the ultimate trend rate is reached. Participant contributions are assumed to increase with health care cost trend rates.

                                     -F45-

         The health care cost trend rate assumptions, which are net of participant contributions and subsidies, could have a significant effect on amounts reported. A change in the assumed trend rate of 1 percentage point would have the following effects (in thousands):

                                  1 Percentage Point   1 Percentage Point
                                       Increase             Decrease
----------------------------------------------------------------------
Effect on total interest cost          $  100               $   (86)
Effect on postretirement benefit
  obligation                            1,920                (1,637)

         The Company expects to contribute $1.5 million to the plans in 2006. The following reflects the estimated future benefit payments net of estimated participant contributions that are expected to be paid:

                                                         Federal
                                       Benefits          Subsidy
Year(s)                                Payments         Receipts
----------------------------------------------------------------------
2006                                    $ 1,610         $  103
2007                                      1,704             88
2008                                      1,681            100
2009                                      1,693            111
2010                                      1,671            125
2011 - 2015                               8,002            768


13. Financial Instruments

         The Company's financial instruments include cash and cash equivalents, investments, receivables, accounts payable, borrowings and interest rate risk management contracts.

         At December 31, 2005 and 2004, the fair values of cash and cash equivalents, receivables, accounts payable and short-term debt approximated carrying values because of the short-term nature of these instruments. The carrying values of investments and long-term debt approximate their fair value.

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

         The net change in fair value of the swaps at December 31, 2004 is reported in other comprehensive income. The swaps are highly effective and no significant amounts for hedge ineffectiveness were reported in net income during 2004. At December 31, 2005 and 2004, the Company did not have any interest rate swap agreements in effect.


14. Commitments and Contingencies

         In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

                                     -F46-

         Total rental expense was $19.2 million in 2005, $16.9 million in 2004 and $17.4 million in 2003. Minimum annual rental payments under noncancelable leases at December 31, 2005 are as follows (in thousands):

                                                  Operating
Year                                                Leases
-------------------------------------------------------------------
2006                                             $  16,606
2007                                                15,190
2008                                                14,614
2009                                                12,846
2010                                                10,900
Thereafter                                          24,620
-------------------------------------------------------------------
Total                                            $  94,776
===================================================================

         Minimum annual rental payments in the above table have not been reduced by minimum sublease rentals of $2.5 million.

         The Company has contracts with certain customers that contain provisions that call for future payments to the customer. These payments are amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer on a pro-rata basis if the contract is terminated. As of December 31, 2005, the Company's future cash obligations for these contracts are as follows (in thousands):

                                                   Future
Year                                              Payments
-------------------------------------------------------------------
2006                                             $  19,569
2007                                                17,462
2008                                                10,548
2009                                                 9,719
-------------------------------------------------------------------
Total                                            $  57,298
===================================================================

         The Company accrues for environmental remediation costs at locations where an evaluation has indicated that cleanup costs are probable and reasonably estimable. Such accruals are undiscounted and are based on currently available information. At December 31, 2005 and 2004, the Company had $0.5 million and $0.8 million, respectively, included in other current liabilities for estimated environmental remediation costs. For 2005, 2004 and 2003, results of operations included environmental remediation costs of $0.1 million, $0.7 million and $0.2 million, respectively. The Company currently shares remediation costs at a facility it formerly leased in Tennessee and based on currently available information, does not believe additional accruals, if any, will be significant.


                                     -F47-

15. Business Segments

         The Company operates its business in three segments, organized on the basis of products, services and markets served. Within each business segment are division presidents who report to the Company's Chief Executive Officer, the chief operating decision maker.

         The Printed Products segment ("Printed Products") includes checks, direct marketing activities and analytical services marketed primarily to financial institutions. The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions, thrifts and community banks, education and e-commerce solutions primarily for credit unions, lending and mortgage origination applications, mortgage servicing applications, branch automation applications, customer relationship management applications and fraud prevention solutions. The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

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

         Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss excludes interest income, interest expense and certain other non-operating gains and losses, all of which are considered Corporate items. The Company also considers stock-based compensation costs to be a Corporate item except for grants made in 2004 to replace an incentive agreement. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, investments and other assets not employed in production.

                                     -F48-

         Summarized financial information for 2005, 2004 and 2003 is as follows (in thousands):

                                   Business Segment
                           ------------------------------
                            Printed  Software &              Corporate &   Consoli-
                           Products   Services   Scantron   Eliminations     dated
-----------------------------------------------------------------------------------
2005
  Sales:
    Product sales          $ 609,446  $  96,801  $  69,050  $    (597)   $ 774,700
    Service sales                698    160,048     47,463          -      208,209
  Income (loss)              101,890     35,835     30,470    (46,848)     121,347
  Identifiable assets        318,714    378,015     75,154     47,966      819,849
  Depreciation and other
    amortization              66,446     16,522      3,686        542       87,196
  Capital expenditures        13,602      6,823      2,952        540       23,917

2004
  Sales:
    Product sales          $ 487,095  $  86,357  $  68,054  $    (687)   $ 640,819
    Service sales              1,593    107,486     48,589          -      157,668
  Income (loss)               66,016(a)  25,261     32,841    (36,216)      87,902
  Identifiable assets        220,325    239,450     74,048     39,954      573,777
  Depreciation and other
    amortization              55,084     11,679      4,288        728       71,779
  Capital expenditures        23,634      2,070      3,205         34       28,943

2003
  Sales:
    Product sales          $ 495,245  $  79,658  $  67,627  $  (1,658)   $ 640,872
    Service sales              3,012     97,174     45,610          -      145,796
  Income (loss)               69,282(a)  17,741     25,644    (25,898)      86,769
  Identifiable assets        236,328    216,026     74,309     40,314      566,977
  Depreciation and other
    amortization              46,250     11,789      4,050      1,094       63,183
  Capital expenditures        20,802      3,758      3,353        159       28,072


(a) Includes impairment charges of $10.3 million in 2004 (see Note 4), reorganization costs of $5.8 million (includes $2.4 million of impairment charges) and $6.9 million in 2004 and 2003, respectively, (see Note 5) and a $2.9 million favorable adjustment in the fourth quarter of 2004 as a result of a policy change for employees' paid time off.

16. Subsequent Event

         On January 31, 2006, HFS acquired Indianapolis-based Financialware, Inc. ("Financialware") for approximately $7 million in cash. Financialware was a provider of enterprise content management solutions, serving domestic and international financial institution clients. The acquisition expands and strengthens the Company's position in electronic check processing, statement rendering, document archival and retrieval, report management and image exchange software. The enterprise content management system technology, through automation, allows a consolidated view of customer accounts, transactions and documents via an accessible browser by both the financial institution's employees and their customers. The results of operations of Financialware will be included in the Company's operations as of January 31, 2006.


                                     -F49-

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


March 13, 2006

                                     -F50-

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of John H. Harland Company:

         We have audited the accompanying consolidated balance sheets of John H. Harland Company and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2 . These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte and Touche LLP

Deloitte and Touche LLP
Atlanta, Georgia
March 13, 2006

                                     -F51-

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control- Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

         The Company excluded the internal controls of Intrieve Incorporated ("Intrieve") and operations related to assets acquired from Liberty Enterprises, Inc. ("Liberty") from its assessment of internal controls. Intrieve was acquired by the Company in April 2005 and Liberty was acquired in June 2005. Together they constituted 33.5% of the Company's consolidated assets at December 31, 2005 and 11.6% of the Company's consolidated sales for the year then ended.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.


/s/ Timothy C. Tuff                                  /s/ Charles B. Carden
-------------------------                            -------------------------

Timothy C. Tuff                                      Charles B. Carden
Chairman, President and                              Senior Vice President and
Chief Executive Officer                              Chief Financial Officer


March 13, 2006


                                     -F52-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of John H. Harland Company:

         We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that John H. Harland Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Controls Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Intrieve, Incorporated ("Intrieve") and operations related to assets acquired from Liberty Enterprises, Inc. ("Liberty"), which were acquired on April 2, 2005 and June 10, 2005, respectively, and whose financial statements reflect combined total assets and revenues constituting 33.5 and 11.6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Intrieve, Inc. or Liberty Enterprises, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

                                     -F53-

         In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 13, 2006

                                     -F54-

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 Supplemental Financial Information (Unaudited)
                     (In thousands except per share amounts)

SELECTED QUARTERLY FINANCIAL DATA, DIVIDENDS PAID AND STOCK PRICE RANGE

                                 ------------Quarter ended --------
                              April 1     July 1     September 30  December 31
-------------------------------------------------------------------------------
2005(a):
  Sales                     $ 215,847    $ 239,399    $ 260,651    $ 267,012
  Gross profit                104,723      120,057      128,701      133,654
  Net income                   17,284       18,780       18,551       20,863
  Per common share:
    Basic earnings               0.64         0.69         0.67         0.77
    Diluted earnings             0.62         0.67         0.65         0.75
    Dividends paid               0.125        0.125        0.15         0.15
    Stock market price:
      High                      37.81        39.39        44.52        45.12
      Low                       34.01        34.26        37.87        36.56

                                 ------------Quarter ended --------
                             March 26     June 25    September 24  December 31
-------------------------------------------------------------------------------
2004(a)(b):
  Sales                     $ 190,576    $ 192,979    $ 195,975    $ 218,957
  Gross profit(c)              89,217       91,216       98,429      113,691
  Net income                   13,053        8,863       12,093(d)    21,106(e)
  Per common share:
    Basic earnings               0.48         0.32         0.44         0.78
    Diluted earnings             0.46         0.31         0.43         0.75
    Dividends paid               0.10         0.10         0.125        0.125
    Stock market price:
      High                      31.85        32.50        30.52        36.41
      Low                       27.31        28.00        26.91        29.34

(a) In 2005 and 2004, the Company acquired certain businesses (see Note 2 to the Consolidated Financial Statements).
(b) At the end of the third quarter of 2003, the Printed Products segment initiated a reorganization that was completed in 2004 and incurred certain expenses, gains and charges during the fourth quarter of 2003 and during 2004 related to the reorganization (see Notes 4, 5 and 6 to the Consolidated Financial Statements).
(c) See Note 1 to the Consolidated Financial Statements regarding reclassifications.
(d) The third quarter of 2004 includes an impairment charge of $4.9 million after income taxes to write-off a portion of certain new customer care systems.
(e) The fourth quarter of 2004 includes a favorable adjustment of $1.8 million after income taxes as a result of a policy change for employees paid time off.

SELECTED FINANCIAL DATA
                                 ---------- Year ended December 31 ---------
                                2005      2004      2003      2002       2001
------------------------------------------------------------------------------
Sales                        $982,909  $798,487  $786,668  $767,807  $743,203
Net income                     75,478    55,115    55,966    52,432    38,974
Total assets                  819,849   573,777   566,977   550,687   472,246
Long-term debt                255,564   101,300   127,059   144,106   124,118
Per common share:
  Basic earnings                 2.77      2.02      2.02      1.80      1.34
  Diluted earnings               2.69      1.96      1.97      1.73      1.31
  Cash dividends                 0.55      0.45      0.35      0.30      0.30
Average number of shares outstanding:
    Basic                      27,224    27,269    27,740    29,121    29,073
    Diluted                    28,090    28,084    28,411    30,244    29,984

See Note 2 to the Consolidated Financial Statements regarding acquisitions in 2005, 2004 and 2003 and Note 5 to the Consolidated Financial Statements regarding reorganization charges in 2004 and 2003. Earnings per share are calculated based on the weighted average number of shares outstanding during the applicable period.
The Company's common stock (symbol: JH) is listed on the New York Stock Exchange. At December 31, 2005 there were 2,956 shareholders of record.

                                     -F55-


John H. Harland Company and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the years ended December 31, 2005, 2004 and 2003
(In thousands of dollars)

---------------------------------------------------------------------------------------------

       Column A                     Column B      ---- Column C ----    Column D     Column E

                                                     Additions                        Balance
                                    Balance    Charged To  Charged To                 At End
                                  At Beginning  Results of   Other                      Of
    Description                    Of Period    Operations  Accounts(1)  Deductions(2)   Period
---------------------------------------------------------------------------------------------
Year Ended December 31, 2005

 Allowance for doubtful accounts    $ 2,196     $    988    $   (90)     $   399     $ 2,695
                                    =======     ========    =======      =======     =======
Year Ended December 31, 2004

 Allowance for doubtful accounts    $ 1,902     $    321    $   160      $   187     $ 2,196
                                    =======     ========    =======      =======     =======
Year Ended December 31, 2003

 Allowance for doubtful accounts    $ 2,814     $    (27)   $    46      $   931     $ 1,902
                                    =======     ========    =======      =======     =======

Notes:

(1) Represents recovery of previously written-off and credit balance accounts receivable and balances established at acquisition related to accounts receivable of acquired operations.
(2) Represents write-offs of uncollectible accounts receivable.


                                      -S1-

                               EXHIBIT LIST

Exhibit    Description


2.1   *    Asset Purchase Agreement, dated June 10, 2005, by and among the
           Registrant, Justice Acquisition Corporation, Liberty Enterprises, Inc. and the shareholders of Liberty Enterprises, Inc. (Exhibit 2.1 to Registrant's Current Report on Form 8-K filed June 15, 2005).
3.1   *    Amended and Restated Articles of Incorporation (Exhibit 3.1 to
           Registrant's Quarterly Report on Form 10-Q ("10-Q") for the quarterly period ended March 26, 2004).
3.2   *    Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to
           Registrant's Annual Report on Form 10-K ("10-K") for the year ended December 31, 2002).
4.1   *    Rights Agreement, dated as of December 17, 1998, between
           Registrant and First Chicago Trust Company of New York
           (Exhibit 4.1 to the 8-K filed January 29, 1999).
4.2 See Articles IV, V and VII of Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I,
           V and VIII of Registrant's Bylaws, filed as Exhibit 3.2.
10.1  * +  Form of Noncompete and Termination Agreement between Registrant and
           Arlene S. Bates, Charles B. Carden and John C. Walters
           (Exhibit 10.1 to the 2002 10-K).
10.2    +  Employment Agreement, dated November 18, 2005, between Registrant and Jeffrey D. Heggedahl.
10.3  * +  Employment Letter Agreement, dated April 21, 2005, between the Registrant and Timothy C. Tuff (Exhibit 10.3 to 10-Q for the quarterly period ended July 1, 2005).
10.4  * +  Noncompete and Termination Agreement, dated as of January 1, 2005, between Registrant and Mr. Tuff (Exhibit 10.4 to 10-Q for the quarterly period ended July 1, 2005).
10.5    +  Restricted Stock Agreement, dated August 2, 2005, between Registrant and Mr. Tuff.

10.6    +  Restricted Stock Agreement, dated February 9, 2006, between
           Registrant and Mr. Tuff.
10.7  * +  Form of Restricted Stock Agreements between Registrant and
           Ms. Bates and Messrs. Carden, Heggedahl and Walters (Exhibit
           10.5 to the 2004 10-K).
10.8  * +  Supplemental Retirement Agreement, dated as of January 1, 2002, between Registrant and Mr. Tuff (Exhibit 10.7 to the 2001 10-K).
10.9  * +  2005 Supplemental Retirement Agreement, dated as of January 1, 2005, between Registrant and Mr. Tuff (Exhibit 10.5 to 10-Q for the quarterly period ended July 1, 2005).
10.10 * +  Nonqualified Stock Option Agreement, dated April 21, 2005, between
           Registrant and Mr. Tuff (Exhibit 10.6 to 10-Q for the quarterly period ended July 1, 2005).
10.11 * +  1999 Stock Option Plan, as amended (Exhibit 99.1 to Registrant's
           Registration Statement on Form S-8, dated January 14, 2000,
           File No. 333-94727).
10.12 * +  2000 Stock Option Plan, as amended (Exhibit 99.1 to Registrant's
           Registration Statement on Form S-8, dated November 29, 2000, File No. 333-70386).
10.13 * +  2002 Stock Option Plan (Exhibit A to Registrant's Proxy Statement
           dated March 20, 2002).
10.14 * +  Senior Management Incentive Plan (Exhibit C to Registrant's
           Definitive Proxy Statement, filed March 16, 2005).
10.15 * +  2005 New Employee Stock Option Plan (Exhibit 10.1 to
           Registrant's Current Report on Form 8-K filed August 5, 2005).
10.16      2006 Stock Incentive Plan.
10.17 * Employee Stock Purchase Plan, as amended through July 24, 2003 (Exhibit 10.10 to the 2003 10-K).
10.18 * 1996 Compensation Plan for Non-Employee Directors, as amended (Exhibit 10.12 to the 2001 10-K).
10.19 * 2005 Compensation Plan for Non-Employee Directors (Exhibit 10.12 to the 2004 10-K).

10.20 * Amended and Restated Credit Agreement dated as of February 4, 2004 among Registrant and the Lenders named therein (Exhibit 10.12 to the 2003 10-K).
11.1       Computation of Per Share Earnings.(1)
14         Code of Business Conduct and Ethics, as amended through
           February 7, 2006.
21         Subsidiaries of the Registrant.
23         Consent of Deloitte & Touche, LLP.
31.1       Certification Pursuant to Rule 13a-14(a), as Adopted
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("SOX").
31.2       Certification Pursuant to Rule 13a-14(a), as Adopted
           Pursuant to Section 302 of SOX.
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of SOX.
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of SOX.



* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference

+ Indicates management contracts and compensatory arrangements required to be filed pursuant to Item 15(b) of this annual report



---------
+ Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 1 to the Consolidated Financial Statements included in this report.


                                   -X2-