Form 10-Q
period 2006-03-31
HARLAND JOHN H CO
filed 2006-05-09
CIK 45599

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding on April 28, 2006 was 26,844,296.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . .    3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS.    5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . .    6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . .    7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . .  20

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .  29

  ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .  30

PART II.   OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .  30

  ITEM 1A. RISK FACTORS. . . . . . . . . . . . . . . . . . . . . . . .   30

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  30

  ITEM 6.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . .  .  32

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                     ------

(In thousands)                               March 31,    December 31,
                                               2006          2005
----------------------------------------------------------------------
Current Assets:

Cash and cash equivalents                  $   9,023     $  10,298
Accounts receivable - net                     84,757        82,155
Inventories                                   18,237        20,397
Deferred income taxes                          7,315         8,257
Income taxes receivable                        4,616         5,163
Prepaid expenses                              19,084        24,462
Other                                          3,836         3,843
----------------------------------------------------------------------
Total current assets                         146,868       154,575
----------------------------------------------------------------------

Other Assets:

Investments                                   11,661        10,730
Goodwill - net                               368,359       357,243
Intangible assets - net                      113,412       116,477
Developed technology and content              25,207        25,317
Upfront contract payments - net               55,494        45,993
Other                                          4,621         4,896
----------------------------------------------------------------------
Total investments and other assets           578,754       560,656
----------------------------------------------------------------------

Property, plant and equipment                358,949       354,935
Less accumulated depreciation
  and amortization                           258,286       250,317
----------------------------------------------------------------------
Property, plant and equipment - net          100,663       104,618
----------------------------------------------------------------------

Total                                      $ 826,285     $ 819,849
======================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and              March 31,    December 31,
per share amounts)                             2006          2005
----------------------------------------------------------------------
Current Liabilities:

Accounts payable                           $  37,923     $  38,822
Deferred revenues                             79,649        72,245
Current maturities of long-term debt           5,217         5,448
Accrued liabilities:
  Salaries, wages and employee benefits       22,695        44,343
  Taxes                                       14,933        10,664
  Customer Incentives                         12,887        12,075
  Other                                       19,191        22,516
----------------------------------------------------------------------
Total current liabilities                    192,495       206,113
----------------------------------------------------------------------

Long-Term Liabilities:

Long-term debt                               263,617       250,116
Deferred income taxes                          5,986         9,148
Other                                         39,544        35,330
----------------------------------------------------------------------
Total long-term liabilities                  309,147       294,594
----------------------------------------------------------------------
Total liabilities                            501,642       500,707
----------------------------------------------------------------------
Shareholders' Equity:

Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued           -             -
Common stock, authorized 144,000,000
  shares of $1.00 par value,
  37,907,497 shares issued                    37,907        37,907
Additional paid-in capital                     5,455         2,612
Retained earnings                            558,153       540,894
Accumulated other comprehensive loss           1,423         1,253
----------------------------------------------------------------------
                                             602,938       582,666
Less 11,052,962 and 10,707,645 shares
  in treasury - at cost,
  respectively                               278,295       263,524
----------------------------------------------------------------------
Total shareholders' equity                   324,643       319,142
----------------------------------------------------------------------

Total                                      $ 826,285     $ 819,849
======================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                                            Three Month Periods Ended
(In thousands, except                        March 31,      April 1,
per share amounts)                             2006          2005
----------------------------------------------------------------------

Sales:
Product sales                               $ 209,190      $ 174,379
Service sales                                  64,274         41,468
----------------------------------------------------------------------
Total sales                                   273,464        215,847

Cost of sales:
Cost of products sold                         109,054         96,209
Cost of services sold                          30,160         15,138
----------------------------------------------------------------------
Total cost of sales                           139,214        111,347
----------------------------------------------------------------------
Gross Profit                                  134,250        104,500

Selling, general and administrative expenses   92,537         74,440
Amortization of intangibles                     4,065            999
----------------------------------------------------------------------
Income From Operations                         37,648         29,061
----------------------------------------------------------------------
Other Income (Expense):
Interest expense                               (3,729)        (1,176)
Other - net                                       468             (8)
----------------------------------------------------------------------
Total                                          (3,261)        (1,184)
----------------------------------------------------------------------
Income before income taxes and
  cumulative effect of change
  in accounting principle                      34,387         27,877
Income taxes                                   13,387         10,593
----------------------------------------------------------------------
Income before cumulative effect of change
  in accounting principle                      21,000         17,284
Cumulative effect of change
  in accounting principle, net of taxes           345              -
----------------------------------------------------------------------
Net Income                                     21,345         17,284
======================================================================
Weighted Average Shares Outstanding:
    Basic                                      26,631         26,962
    Diluted                                    27,366         27,841
======================================================================
Earnings Per Common Share:
  Income before cumulative effect of change
    in accounting principle:
      Basic                                 $    0.79      $    0.64
      Diluted                               $    0.77      $    0.62
  Net Income:
      Basic                                 $    0.80      $    0.64
      Diluted                               $    0.78      $    0.62
======================================================================
Cash Dividends Per Common Share             $    0.15      $    0.125
======================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three Month Periods Ended
                                                        March 31,     April 1,
(In thousands)                                            2006         2005
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                            $  21,345    $  17,284
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                            9,088        8,472
  Amortization of upfront contract payments               7,987        8,135
  Other amortization                                      5,831        2,014
  Cumulative effect of change in accounting
    principle, net of taxes                                (345)           -
  (Gain) loss on disposal of assets - net                   (20)          10
  Stock-based compensation                                2,716          842
  Tax benefits from stock-based compensation                  -        1,135
  Gain on sale of investments - net                           -          (59)
  Deferred income taxes                                  (2,290)         (41)
  Other                                                     333         (284)
  Change in assets and liabilities, net of effects of
    businesses acquired:
    Accounts receivable                                  (2,574)       1,062
    Inventories and other current assets                  6,618         (462)
    Deferred revenues                                     7,321        9,067
    Accounts payable and accrued liabilities            (23,729)     (15,301)
    Upfront contract payments                           (17,489)     (16,800)
-----------------------------------------------------------------------------
Net cash provided by operating activities                14,792       15,074
-----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment               (5,956)      (5,206)
Proceeds from sale of property, plant and equipment          44           45
Payment for acquisition of businesses-
  net of cash acquired                                   (7,046)           -
Long-term investments and other                             (53)        (252)
-----------------------------------------------------------------------------
Net cash (used in) investing activities                 (13,011)      (5,413)
-----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Credit facility borrowings                              110,378       72,985
Credit facility payments                                (96,881)     (80,534)
Repurchases of stock                                    (16,851)           -
Issuance of treasury stock                                4,011        4,499
Dividends paid                                           (4,056)      (3,426)
Tax benefits from stock-based compensation                  729            -
Other - net                                                (386)        (447)
-----------------------------------------------------------------------------
Net cash (used in) financing activities                  (3,056)      (6,923)
-----------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents         (1,275)       2,738
Cash and cash equivalents at beginning of period         10,298        9,214
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $   9,023    $  11,952
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Registered Public Accounting Firm's Report included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 Form 10-K").

2.   Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 2005 Form 10-K, except for the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as disclosed below.

Stock-Based Compensation

Effective, January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)"), "Share-Based Payment," which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period (generally the vesting period of the equity grant). The Company amortizes stock-based compensation by using the straight-line method. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R). In accordance with the requirements of the modified prospective transition method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation. Additionally, effective with the adoption of SFAS 123(R) excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans and applied the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). In accordance with APB 25, no stock-based compensation cost was reflected in net income for options or purchases under the Company's stock purchase plans. Had compensation cost for options granted under the Company's stock-based compensation plans and purchases under the employee stock purchase plan been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below (in thousands):


                                        Three Month Period Ended
(In thousands, except                              April 1,
per share amounts)                                  2005
--------------------------------------------------------------------
Net income:
  As reported                                     $ 17,284
  Add: stock-based compensation
    expense included in reported
    net income, net of tax                             514
  Deduct: stock-based compensation
    expense determined under the
    fair value based method for
    all awards, net of tax                          (1,278)
--------------------------------------------------------------------
  Pro forma net income                            $ 16,520
====================================================================

Earnings per common share:
  As reported
    Basic                                         $   0.64
    Diluted                                       $   0.62
  Pro forma
    Basic                                         $   0.61
    Diluted                                       $   0.59


The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management's judgment. The Company's volatility is based upon historical volatility of the Company's stock unless management has reason to believe that future volatility will differ from the past. The expected term for grants under SFAS 123(R) are derived using the simplified method which is the average of the weighted average vesting period and the contractual term. The risk-free rate is based on the yield on the zero coupon U.S. Treasury in effect at the time of grant based on the expected term of the option. The fair value of restricted stock awards is based on the market value at the date of grant.

Shares issued under stock compensation plans are issued from the Company's treasury shares. In December 2005, the Company's board of directors approved a plan to repurchase 3,000,000 shares. Shares purchased may be held in treasury, used for acquisitions, used to fund the Company's stock-based benefit and compensation plans or for other corporate purposes. During the three months ended March 31, 2006, the Company repurchased 507,100 shares under this plan. Although the Company currently has authority to purchase additional shares under this plan for the purposes stated above during the remaining periods of 2006, the timing and extent of such purchases, if any, is dependent upon a number of factors making it difficult to estimate the number of shares that may be purchased during this period.

Upon the adoption of SFAS 123(R) the Company recognized a benefit of $0.6 million ($0.3 million after tax) as the cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01 for the three month period ended March 31, 2006.

As a result of the SFAS 123(R) requirement to expense stock options, stock-based compensation costs increased $1.3 million before income taxes, or $0.03 per diluted share, in the three month period ended March 31, 2006.

Reclassifications

Prior to 2006, the Company included substantially all stock compensation expense and a 401(k) plan performance contribution as a corporate expense classified within selling, general and administrative expenses. In conjunction with the adoption of SFAS 123(R) and pursuant to SEC Staff Accounting Bulletin No. 107, the Company elected to include stock compensation and the 401(k) plan performance contribution expense in results of operations of the related business segment and to classify a portion of these expenses to cost of goods sold based on the individuals within the business segment that are participants in these compensation programs. Prior periods have been reclassified to conform to these changes. This reclassification to prior periods had no impact on net income or on shareholders' equity as previously reported.

Research and Development

For the three month period ended March 31, 2006, the Company incurred research and development costs of $6.2 million, compared to $5.7 million for the three month period ending April 1, 2005, an increase of $0.5 million, or 8.8%. Research and development costs are primarily costs incurred related to the development of software and are recorded in selling, general and administrative expenses.

3.   Acquisitions

All acquisitions in 2006 and 2005 were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of each acquired business have been included in the Company's operations beginning as of the date of the particular acquisition. At March 31, 2006, $10.5 million was being held in escrow to satisfy indemnification claims, if any, under the terms of the purchase agreements.

2006 Acquisition

On January 31, 2006, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired Financialware, Inc. ("Financialware") for approximately $7.0 million in a cash for equity transaction. Financialware was a provider of enterprise content management solutions, serving domestic and international financial institution clients. The acquisition expands and strengthens the Company's position in electronic check processing, statement rendering, document archival and retrieval, report management and image exchange software. The enterprise content management system technology, through automation, allows a consolidated view of customer accounts, transactions and documents via an accessible browser by both the financial institution's employees and their customers. Financialware's results of operations were included in the Company's operations as of January 31, 2006.

The estimated fair value of assets and liabilities at the acquisition date consisted of goodwill of $5.4 million which is expected to be deductible for tax purposes, other intangible assets of $2.5 million (estimated weighted average useful life of six years), which included $1.5 million in developed technology (estimated weighted average useful life of six years), and $0.8 million in customer lists (estimated weighted average useful life of six years) and $0.2 million in trademarks (estimated weighted average useful life of ten years), other assets of $0.7 million and assumed liabilities of $1.6 million. The allocations of purchase price are preliminary and subject to refinement as the Company finalizes the valuation of certain assets and liabilities. The pro forma effects of the Financialware acquisition were not material to the Company's results of operations.

2005 Acquisitions

On June 10, 2005, the Company acquired substantially all of the assets of Liberty Enterprises, Inc. ("Liberty") for approximately $161.7 million in cash, including acquisition costs. Liberty was a provider of checks, marketing services, card services, education and e-commerce solutions primarily to credit unions. The addition of Liberty expanded the Company's presence among credit unions, and management believes that the combined range of products and services positions the Company to be a preferred partner for credit unions across the country.

On April 13, 2005, HFS amended its asset purchase agreement with Mitek Systems, Incorporated ("Mitek Systems"), which was originally entered into in July 2004, to purchase certain additional assets for $1.0 million. These assets had been excluded in the original agreement pending settlement of certain third party contractual issues by Mitek Systems.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition dates during 2005 (in thousands):

                                               Weighted Average
                                                  Useful Life
                                        Value       in Years
---------------------------------------------------------------
Current assets                        $ 22,832
Property, plant and equipment           13,519
Goodwill                               131,406
Intangibles:
  Customer lists              103,300                 18.7
  Developed technology         12,640                  5.0
  Trademarks                    7,600                  5.4
                              --------
Total intangibles                      123,540
Other assets                             1,449
---------------------------------------------------------------
    Total assets acquired              292,746
---------------------------------------------------------------
Current liabilities                     37,055
Deferred income taxes                   11,502
Other                                    4,443
---------------------------------------------------------------
    Total liabilities assumed           53,000
---------------------------------------------------------------
Net assets                            $239,746
===============================================================


The allocations of purchase price to the assets and liabilities acquired in 2005 are preliminary pending detailed examinations and appraisals of the assets and liabilities acquired and the completion of an integration plan for the Liberty operations. The allocation of the purchase price includes $7.7 million for actions taken or to be undertaken for the integration of Liberty operations.

The allocations of purchase price resulted in $131.4 million allocated to goodwill of which $60.5 million is expected to be deductible for tax purposes. Goodwill of $49.2 million and $82.2 million was preliminarily assigned to the Company's Printed Products and Software & Services business segments, respectively. The principal factor affecting the purchase price, which resulted in the recognition of goodwill, was the fair value of the going-concern element of the Liberty and Intrieve businesses, which includes the assembled workforces and synergies that are expected to be achieved.

The following unaudited pro forma summary presents information as if the acquisitions of the businesses acquired in 2005 occurred at the beginning of 2005 (in thousands, except per share amounts):

                                                           Three Month
                                                           Period Ended
                                                             April 1,
(Unaudited)                                                    2005
------------------------------------------------------------------------
Net Sales                                                 $  265,397
Net Income                                                $   11,653

Earnings per common share:
  Basic                                                   $      .43
  Diluted                                                 $      .42


The unaudited pro forma summary for the period presented includes adjustments for changes in levels of amortization of intangible assets, interest income, interest expense, and income taxes. The pro forma results for the three month period ended April 1, 2005 include $10.8 million of nonrecurring acquisition-related expenses incurred by the acquired operations prior to the business combinations. The Company expects to realize operating synergies with the acquired operations. This pro forma information does not reflect any such potential synergies. The unaudited pro forma summary does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.

4.   Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment. Separable intangible assets with definitive lives are amortized over their useful lives.

The changes in the carrying amounts of goodwill by business segment for the three month period ended March 31, 2006 are as follows (in thousands):

                         Printed   Software &
                        Products    Services     Scantron   Consolidated
------------------------------------------------------------------------
Balances as of
  December 31, 2005      $ 72,128   $241,724      $ 43,391    $357,243
Goodwill acquired
  in 2006                       -      5,439             -       5,439
Purchase price
  allocation adjustments    1,831      3,846             -       5,677
------------------------------------------------------------------------
Balances as of
  March 31, 2006         $ 73,959   $251,009      $ 43,391    $368,359
========================================================================


Intangible assets with definitive lives were comprised of the following (in thousands):

                   March 31, 2006              December 31, 2005
------------------------------------------------------------------------
             Gross                Net        Gross                Net
            Carrying    Accum.  Carrying    Carrying   Accum.   Carrying
             Amount     Amort.   Amount      Amount    Amort.    Amount
------------------------------------------------------------------------
Developed
 technology $ 47,372  $(23,620) $ 23,752    $ 45,834  $(22,030) $ 23,804
Customer
 Lists       134,030   (29,719)  104,311     133,305   (26,143)  107,162
Trademarks    11,650    (2,549)    9,101      11,400    (2,085)    9,315
Content        2,300      (845)    1,455       2,300      (787)    1,513
------------------------------------------------------------------------
  Total     $195,352  $(56,733) $138,619    $192,839  $(51,045) $141,794
========================================================================


Amortization of developed technology and content is included in the cost of sales caption on the statements of income. Aggregate amortization expense for intangible assets totaled $5.7 million and $1.9 million for the three month periods ended March 31, 2006 and April 1, 2005, respectively. The estimated future intangible amortization expense as of March 31, 2006 is as follows (in thousands):

Year                                                      Amount
--------------------------------------------------------------------
Remaining 2006                                          $ 16,680
2007                                                      20,879
2008                                                      17,746
2009                                                      14,594
2010                                                      12,844
Thereafter                                                55,876
--------------------------------------------------------------------
Total                                                   $138,619
====================================================================


5.   Integration Actions

Upon the acquisition of Liberty, an integration plan for the Liberty operations was developed that includes the consolidation of six Liberty facilities into the Company's existing network of regional production facilities and the elimination of duplicate selling, general and administrative expenses. As of March 31, 2006, costs of $7.7 million were recorded for actions taken or to be undertaken for the integration of Liberty operations. These costs were primarily for severance benefits and lease abandonment charges and are included in other current and noncurrent liabilities in the balance sheet.

The following table presents the cumulative net costs of these actions incurred through March 31, 2006 (in thousands):

                                                     Liberty
                                                   Integration
----------------------------------------------------------------
Employee severance                                   $ 6,034
Contract termination costs
  related to leaseholds                                1,339
Other                                                    346
----------------------------------------------------------------
Total                                                $ 7,719
================================================================


The following table reconciles the beginning and ending liability balances for the three month period ended March 31, 2006 related to the integration plan and are included in the other accrued liabilities captions on the balance sheet (in thousands):

                                        Charged to       Utilized
                                    ----------------- ----------------
                         Beginning          Costs and                     Ending
                           Balance  Goodwill Expenses   Cash  Non-Cash   Balance
-------------------------------------------------------------------------------
Liberty integration:
  Employee severance     $ 2,942  $   112  $    20  $  (701)  $    -   $ 2,373
  Contract termination
    costs related to
    leaseholds             1,339        -        -        -         -    1,339
Other                          -      346        -     (132)        -      214
-------------------------------------------------------------------------------
Total                    $ 4,281  $   458  $    20   $ (833)  $     -  $ 3,926
===============================================================================


6.   Inventories

As of March 31, 2006 and December 31, 2005, inventories consisted of the following (in thousands):


                                           March 31,      December 31,
                                             2006            2005
----------------------------------------------------------------------
Raw materials                             $ 15,210        $ 17,739
Work in progress                               356             596
Finished goods                               2,671           2,062
----------------------------------------------------------------------
Total                                     $ 18,237        $ 20,397
======================================================================

7.   Long Term Debt

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

At March 31, 2006, the Company had $268.1 million in outstanding cash borrowings under the Credit Facility, $5.2 million in outstanding letters of credit and $140.4 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at March 31, 2006 was 5.79%.

8.   Income Taxes

The Company's consolidated effective income tax rates were 38.9% and 38.0% for the first quarter of 2006 and the first quarter of 2005, respectively. The effective income tax rate for the first quarter of 2006 reflected the elimination of the IRC Section 936 U.S credit for Puerto Rico that expired December 31, 2005 and an increase in the effective state income tax rate for the consolidated group.

9.   Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 5,100,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may exercise an option to purchase common stock through payroll deductions. The option price is 85% of the lower of the beginning- or end-of-quarter market price. During the three months ended March 31, 2006, employees exercised 53,278 options to purchase stock at a price of $32.17. At March 31, 2006, there were 136,530 shares of common stock reserved for issuance under the ESPP. The Company recognized ESPP related compensation expense of $0.4 million for the three months ended March 31, 2006.

Stock Options and Restricted Stock Plans

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

As of March 31, 2006, there were 2,787,097 shares of common stock reserved for issuance under these stock option plans.

Restricted stock grants prior to April 2004 generally vest over a period of five years, subject to earlier vesting if the Company's common stock outperforms the S&P 500 in two of three consecutive years. The certificates covering the restricted stock are not issued until the restrictions lapse. The shares have all the rights of holders of common stock, including the right to receive cash dividends, but are not transferable. The restricted stock is generally forfeited if the employee terminates for any reason prior to the lapse in restrictions, other than death or disability. Commencing in April 2004, restricted stock grants do not contain the accelerated performance-related vesting described above and generally vest ratably over five years or, in the case of certain officers, vest on the third, fourth and fifth anniversary dates at the rate of one third on each such date.

On December 31, 2005, the conditions for early vesting were met on 145,195 shares after the common stock outperformed the S&P 500 in 2005 and 2004. On December 31, 2004, the conditions for early vesting were met on 136,500 shares after the common stock outperformed the S&P 500 in 2004 and 2002.

In February 2006, the Chief Executive Officer ("CEO") was granted 15,700 restricted shares with performance-based vesting. The basis for vesting is the cumulative fully-diluted earnings per share of the Company for the years 2006 to 2008. The award is subject to threshold and maximum performance limitations. If the threshold is met, 3,530 shares would vest. If actual performance exceeds the threshold (but is less than maximum performance), the number of shares vesting will be determined on a directly proportional basis using straight-line interpolation. If the threshold is not achieved, the entire award will be forfeited and cancelled. However, the award will vest 100% upon (a) the occurrence of a change in control of the Company, (b) the Company's termination of the CEO's employment without cause, (c) termination of employment for good reason or (d) termination of employment by reason of death or disability on or before December 31, 2009. No dividends will be paid on these shares until the number of shares that vest is determined. Compensation cost related to this award is based on an estimate of the number of shares expected to vest.

In August 2005, the CEO was granted 16,900 restricted shares with performance-based vesting with terms similar to the February 2006 performance-based award. The basis for vesting is the cumulative fully-diluted earnings per share of the Company for the years 2005 to 2007. The award is subject to threshold and maximum performance limitations. If the threshold is met, 3,800 shares would vest. Compensation cost related to this award is based on an estimate of the number of shares expected to vest.

In April 2005, the CEO was granted stock options to purchase 500,000 shares of stock at a price of $37.59. These stock options have a ten-year life and vest ratably over five years beginning on December 1, 2005.

The Company did not grant any stock options for the three month periods ended March 31, 2006 and April 1, 2005.

A summary of stock option transactions for the three months ended March 31, 2006 follows:

                                                       Weighted
                                             Weighted   Average   Aggregate
                                             Average   Remaining   Intrinsic
                                             Exercise Contractual   Value
                                   Shares      Price     Term       (000)
-----------------------------------------------------------------------------
Outstanding - December 31, 2005   2,709,090  $  25.14
  Granted                                 -         -
  Exercised                        (113,890)    20.17
  Forfeited                         (66,440)    21.78
  Expired                              (240)    20.88
-----------------------------------------------------------------------------
Outstanding - March 31, 2006      2,528,520  $  25.45     6.1     $ 35,011
=============================================================================
Exercisable - March 31, 2006      1,698,600  $  23.17     5.2     $ 27,396
=============================================================================


During the three month periods ended March 31, 2006 and April 1, 2005, the total intrinsic value of options exercised was $1.9 million and $2.9 million, respectively, and the total amount of cash received from the exercise of these options was $2.3 million and $3.5 million, respectively. During the three month periods ended March 31, 2006 and April 1, 2005, the Company recognized an excess tax benefit of $0.7 million and $1.1 million, respectively from stock option exercises.

A summary of restricted stock transactions for the three months ended March 31, 2006 follows:

                                                            Weighted
                                                             Average
                                                            Grant Date
                                                               Fair
                                                Shares        Value
----------------------------------------------------------------------
Outstanding - December 31, 2005                673,760       $ 35.41
  Granted                                       24,370         36.08
  Restricted stock vested                       (8,564)        31.26
  Forfeited                                    (29,190)        33.34
----------------------------------------------------------------------
Outstanding - March 31, 2006                   660,376       $ 35.58
======================================================================


The total fair value of restricted stock grants that vested during the three month periods ended March 31, 2006 and April 1, 2005 was $0.3 million and $2.0 million.

Directors Deferred Stock Compensation Plans

The Company has deferred compensation plans for its non-employee directors covering a maximum of 400,000 shares. At March 31, 2006 and April 1, 2005 there were 369,716 and 372,097 shares, respectively, reserved for issuance of which 191,194 and 157,428 shares, respectively, were allocated but unissued. The remaining 178,522 and 214,669 shares, respectively, were reserved and unallocated under those plans.

Stock Compensation Costs

The following table presents the classification of stock-based compensation included in the Company's condensed consolidated statements of income for the three month periods ended March 31, 2006 and April 1, 2005 (in thousands):

                                           Three Month Period Ended
                                              March 31,    April 1,
                                                 2006        2005
---------------------------------------------------------------------
Stock-based compensation included in:
  Cost of sales                               $   297     $    61
  Selling, general and
  administrative                                2,419         781
---------------------------------------------------------------------
Stock-based compensation                        2,716         842
Less income tax benefits                       (1,059)       (320)
---------------------------------------------------------------------
Stock-based compensation,
  net of tax benefits                         $ 1,657     $   522
=====================================================================


At March 31, 2006, unrecognized stock-based compensation costs related to nonvested awards was $26.7 million, which is expected to be recognized over a weighted average period of 3.2 years.

10.   Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments and unrealized gains (losses) on investments. Total comprehensive income for the three month periods ended March 31, 2006 and April 1, 2005 was as follows (in thousands):

                                           Three Month Periods Ended
                                           March 31,          April 1,
                                               2006             2005
----------------------------------------------------------------------
Net income:                                 $ 21,345        $ 17,284
Other comprehensive
  income (loss):
  Foreign exchange
    translation adjustments                       68            (154)
  Unrealized gain (loss) on
    investments, net of ($69) and $(93)
    in tax benefits                              103             141
----------------------------------------------------------------------
Comprehensive income                        $ 21,516        $ 17,271
======================================================================


11.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three month periods ended March 31, 2006 and April 1, 2005 is as follows (in thousands, except per share amounts):

                                             Three Month Periods Ended
                                              March 31,       April 1,
                                               2006             2005
----------------------------------------------------------------------
Computation of basic earnings per common share:
Numerator
  Net income                                $   21,345     $   17,284
----------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding                                 26,446         26,804
  Weighted average deferred
   shares outstanding under
   non-employee directors
   compensation plan                               185            158
----------------------------------------------------------------------
Weighted average shares
  outstanding - basic                           26,631         26,962
----------------------------------------------------------------------
Earnings per share - basic                  $     0.80     $     0.64
======================================================================

Computation of diluted earnings per common share:
Numerator
  Net income                                $   21,345     $   17,284
----------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding - basic                         26,631         26,962
  Dilutive effect of stock
    options and restricted stock                   735            879
----------------------------------------------------------------------
Weighted average shares
  outstanding - diluted                         27,366         27,841
----------------------------------------------------------------------
Earnings per share - diluted                $     0.78     $     0.62
======================================================================


The potentially dilutive common shares relate to options and restricted stock granted under stock compensation plans. Potentially dilutive common shares that were not included in the calculation of diluted earnings per share for the three month periods ended March 31, 2006 and April 1, 2005 because they were anti-dilutive were 69,351 and 0 shares, respectively.

12.  Postretirement Benefits

The Company sponsors unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. The Company previously disclosed in its 2005 Form 10-K that it expected to contribute $1.5 million to its postretirement benefit plan in 2006. During the three month period ended March 31, 2006, the Company contributed $0.2 million to the plans.

Net periodic postretirement costs for the three month periods ended March 31, 2006 and April 1, 2005 are summarized as follows (in thousands):

                                     Three Month Periods Ended
                                 March 31, 2006       April 1, 2005
--------------------------------------------------------------------
Interest on APBO                      $ 305              $ 302
Net amortization                         70                 55
--------------------------------------------------------------------
Total                                 $ 375              $ 357
====================================================================


13.  Business Segments

The Company operates its business in three segments. The Company is organized on the basis of products, services and markets served. Within each business segment are division presidents who report to the Company's Chief Executive Officer, the chief operating decision maker.

The Printed Products segment ("Printed Products") includes checks, direct marketing activities and analytical services marketed primarily to financial institutions. The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions, thrifts and community banks, education and e-commerce solutions primarily for credit unions, lending and mortgage origination applications, mortgage servicing applications, branch automation applications and customer relationship management applications and fraud prevention solutions. The Scantron segment represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

The Company's operations are primarily located in the United States and Puerto Rico. During the three month periods ended March 31, 2006 and April 1, 2005, there were no significant intersegment sales. The Company does not have sales to any individual customer greater than 10% of total Company sales. Equity investments, as well as foreign assets and revenues, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note 2.

Management evaluates segment performance based on segment income or loss before income taxes. Segment income or loss excludes interest income, interest expense and certain other non-operating gains and losses, all of which are considered Corporate items. Certain 2005 stock compensation expenses and a 401(k) plan performance contribution were reclassified from Corporate to the related business segments to conform to the 2006 classifications. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, investments and other assets not employed in production.

Summarized financial information for the three month periods ended March 31, 2006 and April 1, 2005 was as follows (in thousands):

                              Business Segment
                     -------------------------------
                     Printed   Software &               Corporate &    Consoli-
                    Products    Services    Scantron   Eliminations    dated
------------------------------------------------------------------------------
Three month periods ended:
  March 31, 2006
    Sales            $ 172,780  $ 71,322    $ 29,712   $   (350)     $ 273,464
    Income (loss)
      before income
      taxes             32,442     5,598       8,005    (11,658)        34,387

  April 1, 2005
    Sales            $ 140,448  $ 47,620    $ 28,214   $   (435)     $ 215,847
    Income (loss)
      before income
      taxes             24,377     4,192       6,456     (7,148)        27,877


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

Critical Accounting Policies

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 Form 10-K"), the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, impairment of long-lived assets, goodwill and other intangible assets, software and other developmental costs, income taxes and stock-based compensation. The Company believes there were no material changes in its critical accounting policies during the three-month period ended March 31, 2006, other than the change in accounting principle described below. See the 2005 Form 10-K for additional disclosure with respect to the Company's critical accounting policies.

Change in Accounting Principle

Effective, January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)"), "Share-Based Payment," which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period (generally the vesting period of the equity grant). The Company amortizes stock-based compensation by using the straight-line method. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R). In accordance with the requirements of the modified prospective method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans and applied the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). In accordance with APB 25, no stock-based compensation cost was reflected in net income for options or purchases under the Company's employee stock purchase plan.

Upon the adoption of SFAS 123(R) the Company recognized a benefit of $0.6 million ($0.3 million after tax) as the cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01.

As a result of the SFAS 123(R) requirement to expense stock options, stock-based compensation costs increased $1.3 million before income taxes, or $0.03 per diluted share, in the three month period ended March 31, 2006. The Company believes the adoption of SFAS 123(R) will continue to have a material effect on its future period results of operations and financial position dependent upon the level of awards granted. At March 31, 2006, unrecognized stock-based compensation costs related to nonvested awards was $26.7 million, which is expected to be recognized over a weighted average period of 3.2 years. See Notes 2 and 9 to the Condensed Consolidated Financial Statements regarding the Company's accounting policy and other information pertaining to stock compensation plans.

Reclassifications

Prior to 2006, the Company included substantially all stock compensation expense and a 401(k) plan performance contribution as a corporate expense classified within selling, general and administrative expenses. In conjunction with the adoption of SFAS 123(R) and pursuant to SEC Staff Accounting Bulletin No. 107, the Company elected to include stock compensation and the 401(k) plan performance contribution expense in results of operations of the related business segment and to classify a portion of these expenses to cost of goods sold. Prior periods have been reclassified to conform to these changes. This reclassification to prior periods had no impact on net income or on shareholders' equity as previously reported.

The following table presents stock-based compensation included in the Company's condensed consolidated statements of income by classification and by business segment for the three month periods ended March 31, 2006 and April 1, 2005 (in thousands):

                                           Three Month Period Ended
                                              March 31,     April 1,
                                                 2006         2005
---------------------------------------------------------------------
Stock-based compensation included in:
  Cost of sales                               $   297     $    61
  Selling, general and
    administrative                              2,419         781
 --------------------------------------------------------------------
Total stock-based compensation                $ 2,716     $   842
=====================================================================

Stock-based compensation included in:
  Printed Products                            $   701     $   265
  Software & Services                             812         255
  Scantron                                        295         208
  Corporate                                       908         115
 --------------------------------------------------------------------
Total stock-based compensation                $ 2,716     $   842
=====================================================================


Significant Events

On January 31, 2006, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired Financialware, Inc. ("Financialware") for approximately $7.0 million in a cash for equity transaction. In June 2005, the Company acquired substantially all of the assets of Liberty Enterprises, Inc. ("Liberty") for approximately $161.7 million in cash including acquisition costs. In April 2005, the Company acquired Intrieve, Incorporated ("Intrieve") for approximately $77.1 million, including acquisition costs, in a cash for equity transaction. See Note 3 to the Consolidated Financial Statements for further information regarding these acquisitions.

In March 2005, the Company was notified that a major customer in its Printed Products segment would not renew its contract that expired in March 2006. The annual sales under this contract were approximately $32 million with annual pre-tax operating income of approximately $10 million. The Company believes it will be able to eliminate all variable costs associated with this customer and will adjust its infrastructure wherever possible to minimize the impact of fixed costs. This customer loss was effective during March 2006.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2006 VERSUS FIRST QUARTER OF 2005

Sales

Consolidated sales and sales by segment for the three month periods ended March 31, 2006 and April 1, 2005 were as follows (in thousands):

                                 Three Month Periods Ended
                         March 31, 2006             April 1, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $172,780    63.2%         $140,448    65.1%
  Software & Services    71,322    26.1%           47,620    22.0%
  Scantron               29,712    10.9%           28,214    13.1%
  Eliminations             (350)   (0.2%)            (435)   (0.2%)
----------------------------------------------------------------------
Total                  $273,464   100.0%         $215,847   100.0%
======================================================================

Consolidated sales increased $57.6 million, or 26.7%, in the first quarter of 2006 compared to the first quarter of 2005. Sales increases occurred in all three segments. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms and other products, increased $34.8 million, or 20.0%, in the first quarter of 2006 compared to the first quarter of 2005. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services, increased $22.8 million, or 55.0%, in the first quarter of 2006 compared to the first quarter of 2005.

Printed Products sales increased $32.3 million, or 23.0%, in the first quarter of 2006 compared to the first quarter of 2005. The portions of the acquired Liberty operations aligned under Printed Products contributed $27.3 million of the increase. Excluding the impact of acquired Liberty operations, Printed Products sales increased $5.0 million, or 3.5%, in the first quarter of 2006 compared with the first quarter of 2005, with all businesses reporting higher sales. Legacy imprint check printing operations (which exclude Liberty operations) were favorably impacted by an average price per unit increase of 3.1% partially offset by a volume decrease of 2.0%. The increase in average price per unit was primarily due to a price increase implemented during the first quarter of 2006. The volume decrease was primarily attributable to customer losses in 2005 and the first quarter of 2006, the impact of one less production day for Printed Products in the first quarter of 2006 compared to the first quarter of 2005 and by general market volume erosion related to alternative payments systems. The volume decrease was partially offset by customer gains in 2005. Sales of computer checks and related products increased 4.8% in the first quarter of 2006 compared to the first quarter of 2005 due primarily to increased volume through the financial institution channel and the expansion of premium delivery options. Sales of direct marketing activities increased 20.6% in the first quarter of 2006 compared to the first quarter of 2005 primarily due to operations acquired in the Liberty acquisition that have been aligned under direct marketing, new business with a national credit card company, an expansion in statement printing sales and stronger seasonal volumes in on-going direct marketing programs.

Software & Services sales increased $23.7 million, or 49.8%, in the first quarter of 2006 compared to the first quarter of 2005. The increase in sales was due primarily to the Intrieve acquisition, the portions of the operations from the Liberty acquisition that were aligned under Software & Services and organic sales increases in core systems and retail and lending solutions. See Note 3 to the Condensed Consolidated Financial Statements regarding business acquisitions in 2006 and 2005. Excluding the impact of the acquisitions, Software & Services sales increased approximately $2.9 million, or 6.1% in the first quarter of 2006 compared to the first quarter of 2005. Core systems organic sales increased 11.0% primarily due to higher sales in banking systems and credit union systems partially offset by decreases in credit union service bureau services. Retail and lending solutions organic sales increased 2.6% in the first quarter of 2006 compared to the first quarter of 2005 primarily due to higher sales of lending solutions partially offset by a decrease in sales from mortgage and retail solutions.

At March 31, 2006, Software & Services backlog, which consists of contracted products and services prior to delivery, was $256.4 million, an increase of 131.4% compared to $110.8 million at the end of the first quarter of 2005, and increased $1.1 million, or 0.4%, from $255.3 million at the end of the fourth quarter of 2005. The increase from the first quarter of 2005 was due primarily to businesses acquired in 2005, stronger bookings in lending solutions and core banking systems over the last 12 months partially offset by the drawdown of backlog related to mortgage solutions products and credit union service bureau. The increase from the fourth quarter of 2005 was due primarily to the Financialware acquisition. Backlog increases for lending solutions and retail solutions were offset by decreases for service bureau business. Approximately $101.7 million, or 39.7%, of the backlog at March 31, 2006 is expected to be delivered over the next twelve months and $154.7 million, or 60.3%, is expected to be delivered beyond the next twelve months due to the long-term nature of certain service contracts.

Scantron sales increased $1.5 million, or 5.3%, in the first quarter of 2006 compared to the first quarter of 2005. The increase was due primarily to increases in sales of testing and custom data collection forms, field maintenance services, data collection software and survey solution products and services, partially offset by decreases in optical mark reading equipment and testing and assessment software products. Increased sales of newer technology products in the education market were more than offset by lower sales of legacy technology products in that market. Revenue for the newer technology products is recognized over the contract term, which results in deferrals of revenue into future periods, whereas revenue for the legacy products is generally recognized when the product is shipped. Certain of the legacy technology products were sunset in 2005 and are no longer actively marketed. Sales of hardware were lower for commercial market applications and non-testing applications in the education market due to a continuing trend in data collection methods moving away from optical mark reading to imaging and direct input technologies. Scantron backlog at the end of the first quarter of 2006 was $16.9 million, a decrease of $3.1 million, or 15.5%, from $20.0 million at the end of the first quarter of 2005, and a decrease of $0.7 million, or 4.0%, from $17.6 million at December 31, 2005. Approximately $15.0 million of the backlog at March 31, 2006 is expected to be delivered within twelve months.

Gross Profit

Consolidated gross profit and gross profit by segment for the three month periods ended March 31, 2006 and April 1, 2005 were as follows (in thousands):

                                 Three Month Periods Ended
                         March 31, 2006            April 1, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 75,698    43.8%         $ 57,330    40.8%
  Software & Services    42,018    58.9%           31,490    66.1%
  Scantron               16,534    55.6%           15,680    55.6%
----------------------------------------------------------------------
Total                  $134,250    49.1%         $104,500    48.4%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products gross profit increased $18.4 million, or 32.0%, in the first quarter of 2006 compared to the first quarter of 2005 and increased as a percentage of sales from 40.8% in the first quarter of 2005 to 43.8% in the first quarter of 2006. The portions of the acquired Liberty operations aligned under Printed Products accounted for 82.4% of the gross profit increase in the first quarter of 2006. Additionally, Printed Products gross profit was favorably impacted by sales increases in legacy imprint check printing operations (which exclude Liberty operations), computer checks and related products and direct marketing activities. Lower volume in legacy imprint check printing operations (which exclude Liberty operations) partially offset these favorable factors.

Software & Services gross profit increased $10.5 million, or 33.4%, in the first quarter of 2006 compared to the first quarter of 2005. The gross profit increase was due to businesses acquired in 2005, sales mix and lower costs in its other businesses. As a percentage of sales, Software & Services gross profit decreased to 58.9% in the first quarter of 2006 from 66.1% in the first quarter of 2005 due primarily to the lower margin nature of the acquired operations. Excluding the impact of acquisitions, Software & Services gross profit increased approximately 7.1% in the first quarter of 2006 compared to the first quarter of 2005 due primarily to organic sales growth.

Scantron gross profit increased $0.9 million, or 5.4%, in the first quarter of 2006 compared to the first quarter of 2005. The gross profit increase was due primarily to the increase in sales. As a percentage of sales, Scantron gross profit remained constant at 55.6% for the first quarters of 2006 and 2005.

Selling, General & Administrative Expenses (SG&A)

Consolidated SG&A and SG&A by segment for the three month periods ended March 31, 2006 and April 1, 2005 were as follows (in thousands):

                                 Three Month Periods Ended
                         March 31, 2006              April 1, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 41,591    24.1%          $ 33,014    23.5%
  Software & Services    34,269    48.0%            26,367    55.4%
  Scantron                8,459    28.5%             9,126    32.3%
  Corporate               8,218                      5,933
----------------------------------------------------------------------
Total                  $ 92,537    33.8%          $ 74,440    34.5%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products SG&A increased $8.6 million, or 26.0%, in the first quarter of 2006 compared to the first quarter of 2005. The increase was primarily due to the portions of the acquired Liberty operations aligned under Printed Products which accounted for approximately 90% of the increase and the impact of implementing SFAS 123(R), the new accounting pronouncement for stock-based compensation.

Software and Services SG&A increased $7.9 million, or 30.0%, in the first quarter of 2006 compared to the first quarter of 2005. The increase was due primarily to expenses related to operations acquired in 2005, increased expenses in the Core Systems business unit and the impact of implementing SFAS 123(R).

Scantron SG&A decreased $0.7 million, or 7.3%, in the first quarter of 2006 compared to the first quarter of 2005. The decrease was primarily due to cost reductions implemented in late 2005 and slightly lower product development costs in the first quarter of 2006 compared to the first quarter of 2005 partially offset by the impact of implementing SFAS 123(R).

Corporate SG&A increased $2.3 million, or 38.5%, in the first quarter of 2006 compared to the first quarter of 2005. The increase was primarily due to increases in stock compensation costs and increases in cash incentive compensation costs due to the Company's favorable financial performance in 2006 and to compensation costs recognized due to an increase in the fair value of assets of a nonqualified deferred compensation plan. Stock compensation costs increased primarily due to the adoption of SFAS 123(R).

Amortization of Intangibles

Amortization of intangible assets increased $3.1 million to $4.1 million in the first quarter of 2006 from $1.0 million in the first quarter of 2005. The increase was primarily due to the impact of operations acquired in 2005.

Consolidated Income from Operations

Consolidated income from operations increased $8.6 million, or 29.5%, to $37.6 million in the first quarter of 2006 from $29.1 million in the first quarter of 2005, primarily due to higher gross profit which was partially offset by higher SG&A and amortization of intangibles in 2006 compared to 2005.

Other Income (Expense)

Other Income (Expense) increased $2.1 million to an expense of $3.3 million in the first quarter of 2006 from an expense of $1.2 million in the first quarter of 2005. The increase was due primarily to an increase in interest expense partially offset by an increase in the fair value of assets of a nonqualified deferred compensation plan. The increase in interest expense resulted from higher amounts of debt outstanding and higher average interest rates in the first quarter of 2006 compared to the first quarter of 2005.

Consolidated Income before Income Taxes and Cumulative Effect of Change in
  Accounting Principle

Consolidated income before income taxes increased $6.5 million, or 23.3%, to $34.4 million in the first quarter of 2006 from $27.9 million in the first quarter of 2005 due to increased income from operations partially offset by increased interest expense.

Income Taxes

The Company's consolidated effective income tax rates were 38.9% and 38.0% for the first quarter of 2006 and the first quarter of 2005, respectively. The effective income tax rate for the first quarter of 2006 reflected the elimination of the IRC Section 936 U.S credit for Puerto Rico that expired December 31, 2005 and an increase in the effective state income tax rate for the consolidated group.

Cumulative Effect of Change in Accounting Principle

Upon the adoption of SFAS 123(R) the Company recognized a benefit of $0.6 million ($0.3 million after tax) as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle.

Net Income and Earnings Per Share

Net income in the first quarter of 2006 was $21.3 million compared to $17.3 million in the first quarter of 2005. Basic and diluted earnings per share were $0.80 and $0.78, respectively, for the first quarter of 2006 compared to basic and diluted earnings per share of $0.64 and $0.62, respectively, for the first quarter of 2005. The cumulative effect of a change in accounting principle, net of tax, increased both basic and diluted earnings per share by $0.01 in the first quarter of 2006.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Cash

------------------------------------------------------------------------
                                           Three Month Periods Ended
(In thousands)                         March 31, 2006      April 1, 2005
------------------------------------------------------------------------
Net cash provided by
  operating activities                  $  14,792          $  15,074
Net cash used for
  investing activities                    (13,011)            (5,413)
Net cash used for
  financing activities                     (3,056)            (6,923)
========================================================================

Cash flow provided from operations decreased $0.3 million, or 1.9%, in the first quarter of 2006 compared to the first quarter of 2005. The decrease was primarily due to a decrease in working capital, an increase in net deferred income tax assets, the impact of adopting SFAS 123(R) (see note 2 to the Condensed Consolidated Statements) whereby tax benefits from stock compensation which were previously included in cash flows from operations are now included in cash flows from financing and an increase in upfront contract payments. The decrease was partially offset by cash provided by net income adjusted for depreciation, amortization and the cumulative effect of change in accounting principle (net of taxes) which accounted for an increase of $8.0 million in cash provided by operations in the first quarter of 2006 compared to the first quarter of 2005. An increase in stock-based compensation also had a favorable impact on cash flow provided by operations in the first quarter of 2006 compared with the first quarter of 2005. The principal uses of cash in the first quarter of 2006 were for upfront payment contracts ($17.5 million), repurchases of stock ($16.9 million), a business acquisition ($7.0 million), capital expenditures ($6.0 million) and dividend payments to shareholders ($4.1 million). Cash from the Company's credit facility provided a net inflow of $13.5 million in the first quarter of 2006. During the first quarter of 2006, cash flow provided by the issuance of treasury stock totaled $4.0 million as a result of the exercise of stock options ($2.3 million) and the employee stock purchase plan ($1.7 million).

Purchases of property, plant and equipment totaled $6.0 million in the first quarter of 2006, an increase of $0.8 million, compared to $5.2 million in the first quarter of 2005 and were primarily in Printed Products for customer care infrastructure initiatives, system development and equipment costs related to acquisition integration activities.

In December 2005, the Board of Directors authorized the purchase of 3,000,000 shares of its outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During the first quarter of 2006, the Company purchased 507,100 shares of its common stock for a total cost of $18.7 million or an average cost of $36.95 per share. As of March 31, 2006, 2,492,900 shares remained under the current authorization.

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

At March 31, 2006, the total size of the Credit Facility was $413.7 million consisting of $268.1 million in outstanding cash borrowings, $5.2 million in outstanding letters of credit and $140.4 million available for borrowing. The average interest rate in effect on outstanding cash borrowings at March 31, 2006 was 5.79%.

At March 31, 2006, the Company had $9.0 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its Credit Facility will be sufficient to meet anticipated requirements for acquisitions, working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities if funding beyond that available under the Credit Facility were required.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has contracts with certain customers that contain provisions that call for future payments to the customers. These payments are amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer on a pro-rata basis if the contract is terminated. As of March 31, 2006, the remaining payment obligations under the existing customer contracts are scheduled to be paid as follows: $5.2 million for the nine months ending December 31, 2006; $49.6 million for the two year period ending December 31, 2008 and $14.8 million for the year ending December 31, 2009.

Borrowings under the Company's line of credit increased $13.5 million since December 31, 2005 from $254.6 million to $268.1 million primarily due to the repurchases of its common stock and the acquisition of Financialware, Inc. Other contractual obligations and commitments have not increased materially since December 31, 2005. See the 2005 Form 10-K with respect to the Company's other contractual obligations and commitments.

ACQUISITIONS

All acquisitions in 2006 and 2005 were paid for with cash provided from operating activities and proceeds from the Credit Facility. The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses have been included in the Company's operations since the respective closing dates (see Note 3 to the Condensed Consolidated Financial Statements).

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

The Company believes cash flow will remain strong in all business units in 2006. The Company currently estimates that capital expenditures will range from $26 million to $29 million. The Company believes upfront contract payments in 2006 will be slightly lower than 2005 based on commitments in place at the beginning of the year. The Company currently expects depreciation and amortization in 2006 will approximate 2005 and that interest expense will be approximately $14 million. The Company also expects weighted average diluted shares outstanding will be approximately 27.5 million and the effective income tax rate will be approximately 39%.

RISK FACTORS AND CAUTIONARY STATEMENTS

When used in this report and in subsequent filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in written or oral statements made by authorized representatives of the Company, the words or phrases "believe," "should result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including, but not limited to, those discussed in Item 1A of the 2005 Form 10-K and are incorporated into this Item 2 of this report as if fully stated herein, that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date such statements are made and which may or may not be based on historical experiences and/or trends which may or may not continue in the future. The Company does not undertake and specifically declines any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All financial instruments are held for purposes other than trading with the exception of $7.9 million of assets held in a trust related to a nonqualified deferred compensation plan. The Company is exposed primarily to market risks related to interest rates and equity prices.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. In order to manage its exposure to fluctuations in interest rates, the Company from time to time has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. These derivative financial instruments are viewed as risk management tools and, when used, are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. As of March 31, 2006, there were no interest rate swap agreements in effect. At March 31, 2006, the Company had outstanding variable rate debt of $268.1 million. The impact on quarterly results of operations of a hypothetical one-point interest rate change on the outstanding debt as of March 31, 2006 would be approximately $410,000.

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

The fair value of the Company's available-for-sale investments is primarily affected by fluctuations in the market price for the common stock of Mitek Systems, Inc. The change in market value has been accounted for as a component of other comprehensive income. The following presents the Company's investment in Mitek reflecting the high and low closing market prices during the period subsequent to the date of the investment (February 22, 2005) to March 31, 2006:

                                  Carrying
(In thousands)                     Value (a)       High (b)      Low (b)
------------------------------------------------------------------------
Investment in Mitek                $3,581           $3,921        $1,179

(a) Based on market value as of March 31, 2006
(b) Based on quoted market prices

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, such officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control over Financial Reporting

On January 31, 2006, HFS acquired Financialware, Inc. ("Financialware") for approximately $7.0 million in a cash for equity transaction. For more details on this acquisition, see Note 3 to the Condensed Consolidated Financial Statements. The Company has not evaluated any changes in internal control over financial reporting associated with this acquisition, and, therefore, any material changes that might result are not included in this report. The Company will disclose any material changes resulting from this acquisition within the annual assessment reports of internal control over financial reporting that are required to include them. The total assets of the acquisition constitute approximately 1.0% of consolidated assets as of March 31, 2006.

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

ITEM 1A.  RISK FACTORS

In the Company's 2005 Form 10-K, the risk factors relating to the Company's business and operations were set forth. Reference should be made to the 2005 Form 10-K for the risks that could materially adversely affect the result of operations and financial condition of the Company.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter ended March 31, 2006, the Company made the following purchases of common stock:

                                                    Total
                                                  Number of    Maximum
                                                   Shares     Number of
                              Total     Average  Purchased      Shares
                             Number      Price   as Part of   Remaining
                               of        Paid     Publicly      Under
                             Shares       Per    Announced    Authorized
Period                      Purchased    Share   Program(1)    Program
------------------------------------------------------------------------
January 1   - January 31           -    $    -           -     3,000,000
February 1  - February 28    163,000     36.40     163,000     2,837,000
March 1     - March 31       344,100     37.21     344,100     2,492,900
------------------------------------------------------------------------
Total                        507,100    $36.95     507,100     2,492,900
========================================================================

(1) In December 2005, the Board of Directors authorized the purchase of 3,000,000 shares of its outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During the first quarter of 2006, the Company purchased 507,100 shares of its common stock for a total cost of $18.7 million or an average cost of $36.95 per share. As of March 31, 2006, 2,492,900 shares remained under the current authorization.

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



------------------------
(1)Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 11 to the Condensed Consolidated Financial Statements included in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JOHN H. HARLAND COMPANY



Date:  May 9, 2006                    By: /s/ J. Michael Riley
                                         -----------------------------

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




















------------------------
(1)Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 11 to the Condensed Consolidated Financial Statements included in this report.