Form 10-Q
period 2006-06-30
HARLAND JOHN H CO
filed 2006-08-08
CIK 45599

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

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

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

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

The number of shares of the registrant's common stock outstanding on July 28, 2006 was 26,216,070.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . .    3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS.    5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . .    6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . .    7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . .  22

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .  35

  ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .  35

PART II.   OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .  36

  ITEM 1A. RISK FACTORS. . . . . . . . . . . . . . . . . . . . . . . .   36

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  36

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .  37

  ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .37

  ITEM 6.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . .  .  38

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                     ------

(In thousands)                              June 30,     December 31,
                                              2006          2005
----------------------------------------------------------------------
Current Assets:

Cash and cash equivalents                  $  10,125     $  10,298
Accounts receivable - net                     81,870        82,155
Inventories                                   19,684        20,397
Deferred income taxes                         11,382         8,257
Income taxes receivable                        5,779         5,163
Prepaid expenses                              19,007        24,462
Other                                          5,088         3,843
----------------------------------------------------------------------
Total current assets                         152,935       154,575
----------------------------------------------------------------------

Other Assets:

Investments                                   10,505        10,730
Goodwill - net                               369,292       357,243
Intangible assets - net                      111,151       116,477
Developed technology and content              23,396        25,317
Upfront contract payments - net               49,569        45,993
Other                                          4,396         4,896
----------------------------------------------------------------------
Total investments and other assets           568,309       560,656
----------------------------------------------------------------------

Property, plant and equipment                358,990       354,935
Less accumulated depreciation
  and amortization                           264,823       250,317
----------------------------------------------------------------------
Property, plant and equipment - net           94,167       104,618
----------------------------------------------------------------------

Total                                      $ 815,411     $ 819,849
======================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and              June 30,     December 31,
per share amounts)                             2006          2005
----------------------------------------------------------------------
Current Liabilities:

Accounts payable                           $  34,193      $  38,822
Deferred revenues                             79,285         72,245
Current maturities of long-term debt             218          5,448
Accrued liabilities:
  Salaries, wages and employee benefits       32,842         44,343
  Taxes                                       13,265         10,664
  Customer incentives                         12,430         12,075
  Other                                       17,433         22,516
----------------------------------------------------------------------
Total current liabilities                    189,666        206,113
----------------------------------------------------------------------

Long-Term Liabilities:

Long-term debt                               270,981        250,116
Deferred income taxes                          4,958          9,148
Other                                         37,667         35,330
----------------------------------------------------------------------
Total long-term liabilities                  313,606        294,594
----------------------------------------------------------------------
Total liabilities                            503,272        500,707
----------------------------------------------------------------------
Shareholders' Equity:

Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued           -              -
Common stock, authorized 144,000,000
  shares of $1.00 par value,
  37,907,497 shares issued                    37,907         37,907
Additional paid-in capital                     9,609          2,612
Retained earnings                            570,616        540,894
Accumulated other comprehensive loss             853          1,253
----------------------------------------------------------------------
                                             618,985        582,666
Less 11,666,953 and 10,707,645 shares
  in treasury - at cost,
  respectively                               306,846        263,524
----------------------------------------------------------------------
Total shareholders' equity                   312,139        319,142
----------------------------------------------------------------------

Total                                      $ 815,411      $ 819,849
======================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                          Three Month Periods Ended  Six Month Periods Ended
(In thousands, except        June 30,    July 1,       June 30,    July 1,
per share amounts)            2006        2005          2006        2005
---------------------------------------------------------------------------
Sales:
Product sales              $ 194,966   $ 188,763     $ 404,156   $ 363,142
Service sales                 64,448      50,636       128,722      92,104
---------------------------------------------------------------------------
Total sales                  259,414     239,399       532,878     455,246

Cost of sales:
Cost of products sold        101,036      98,429       210,090     194,639
Cost of services sold         28,949      21,522        59,109      36,659
---------------------------------------------------------------------------
Total cost of sales          129,985     119,951       269,199     231,298

---------------------------------------------------------------------------
Gross Profit                 129,429     119,448       263,679     223,948
Selling, general and
  administrative expenses     94,242      85,066       186,779     159,506
Amortization of intangibles    4,061       2,408         8,126       3,407
---------------------------------------------------------------------------
Income From Operations        31,126      31,974        68,774      61,035
---------------------------------------------------------------------------
Other Income (Expense):
Interest expense              (4,164)     (2,149)       (7,893)     (3,325)
Other - net                      398         466           866         458
---------------------------------------------------------------------------
Total                         (3,766)     (1,683)       (7,027)     (2,867)
---------------------------------------------------------------------------
Income before income taxes
  and cumulative effect of
  change in accounting
  principle                   27,360      30,291        61,747      58,168
Income taxes                  10,851      11,511        24,238      22,104
---------------------------------------------------------------------------
Income before cumulative
  effect of change in
  accounting principle        16,509      18,780        37,509      36,064
Cumulative effect of change
  in accounting principle,
  net of taxes                     -           -           345           -
---------------------------------------------------------------------------
Net Income                    16,509      18,780        37,854      36,064
===========================================================================
Weighted Average Shares
  Outstanding:
    Basic                     26,216      27,291        26,423      27,127
    Diluted                   27,033      28,111        27,200      27,976
===========================================================================
Earnings Per Common Share:
  Income before cumulative
    effect of change in
    accounting principle:
      Basic                $    0.63   $    0.69     $    1.42   $    1.33
      Diluted              $    0.61   $    0.67     $    1.38   $    1.29
  Net Income:
      Basic                $    0.63   $    0.69     $    1.43   $    1.33
      Diluted              $    0.61   $    0.67     $    1.39   $    1.29
===========================================================================
Cash Dividends Per
  Common Share             $    0.15   $    0.125    $    0.30   $    0.25
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

                  JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six Month Periods Ended
                                                         June 30,     July 1,
(In thousands)                                            2006         2005
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                            $  37,854    $  36,064
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                           17,849       17,549
  Amortization of upfront contract payments              15,950       16,400
  Other amortization                                     11,617        5,912
  Cumulative effect of change in accounting
    principle, net of taxes                                (345)           -
  (Gain) loss on disposal of assets - net                   (30)          27
  Stock-based compensation                                5,895        2,254
  Tax benefits from stock-based compensation                  -        4,190
  Deferred income taxes                                  (2,294)      (1,487)
  Other                                                     417         (135)
  Change in assets and liabilities, net of effects of
    businesses acquired:
    Accounts receivable                                     154       (4,237)
    Inventories and other current assets                  2,855           93
    Deferred revenues                                     6,786       11,763
    Accounts payable and accrued liabilities            (21,984)      (6,327)
    Upfront contract payments                           (19,526)     (18,385)
-----------------------------------------------------------------------------
Net cash provided by operating activities                55,198       63,681
-----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (11,666)     (11,334)
Proceeds from sale of property, plant and equipment         384        3,565
Payment for acquisition of businesses -
  net of cash acquired                                  (10,115)    (239,606)
Long-term investments and other                            (181)      (1,026)
-----------------------------------------------------------------------------
Net cash (used in) investing activities                 (21,578)    (248,401)
-----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Credit facility borrowings                              236,143      366,058
Credit facility payments                               (220,237)    (184,098)
Repurchases of stock                                    (49,172)           -
Issuance of treasury stock                                7,352       11,139
Dividends paid                                           (8,069)      (6,861)
Distribution of minority interests in
  Cavion operations                                      (1,016)           -
Tax benefits from stock-based compensation                1,637            -
Other - net                                                (431)        (469)
-----------------------------------------------------------------------------
Net cash (used in) provided by financing activities     (33,793)     185,769
-----------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents           (173)       1,049
Cash and cash equivalents at beginning of period         10,298        9,214
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  10,125    $  10,263
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes" an interpretation of FASB Statement No. 109. FIN 48 requires the impact of a tax position to be reflected in the Company's financial statements if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans and applied the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). In accordance with APB 25, no stock-based compensation cost was reflected in net income for options or purchases under the Company's stock purchase plans. If the compensation cost for options granted under the Company's stock-based compensation plans and purchases under the employee stock purchase plan had been determined based on the fair value at the grant dates, consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts as follows (in thousands):

                                                 Three Month   Six Month
                                                Period Ended  Period Ended
(In thousands, except                             July 1,       July 1,
per share amounts)                                 2005          2005
-----------------------------------------------------------------------
Net income:
  As reported                                    $18,780       $36,064
  Add: stock-based compensation expense
    included in reported net income,
    net of tax                                       861         1,375
  Deduct: stock-based compensation expense
    determined under the fair value based
    method for all awards, net of tax             (1,892)       (3,170)
-----------------------------------------------------------------------
Pro forma net income                             $17,749       $34,269
=======================================================================

Earnings per common share:
  As reported
    Basic                                        $  0.69       $  1.33
    Diluted                                      $  0.67       $  1.29
  Pro forma
    Basic                                        $  0.65       $  1.26
    Diluted                                      $  0.63       $  1.23

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

The Company uses a lattice option-pricing model to estimate the value of cash-settled share appreciation rights ("cash-settled SARs") due to certain features included in those awards that are not anticipated in a Black-Scholes option-pricing model. The lattice option-pricing model incorporates assumptions as to dividend yield, volatility, risk-free interest rate and a post-vesting termination rate. Again, some of these assumptions require management's judgment. The dividend yield, volatility and risk-free interest rates are determined in the same manner as assumptions used in the Black-Scholes option-pricing model. The expected life is derived from the output of the binomial lattice model and represents the period of time that the cash-settled SARs are expected to be outstanding. The post-vesting termination rate is estimated based on the Company's past experience with its stock option awards. Cash-settled SARs are liability-classified awards which are remeasured to fair value at each reporting date.

Shares issued under stock compensation plans are issued from the Company's treasury shares. In December 2005, the Company's board of directors approved a plan to repurchase 3,000,000 shares. Shares purchased may be held in treasury, used for acquisitions, used to fund the Company's stock-based benefit and compensation plans or for other corporate purposes. During the six months ended June 30, 2006, the Company repurchased 1,224,500 shares under this plan. Although the Company currently has authority to purchase additional shares under this plan for the purposes stated above, the timing and extent of such purchases during the remaining periods of 2006, if any, is dependent upon a number of factors making it difficult to estimate the number of shares that may be purchased during this period.

Upon the adoption of SFAS 123(R) the Company recognized a benefit of $0.6 million ($0.3 million after tax) as the cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01 for the six month period ended June 30, 2006.

As a result of the SFAS 123(R) requirements, stock-based compensation costs increased $1.6 million and $2.9 million before income taxes, or $0.04 and $0.07 per diluted share, in the three and six month periods ended June 30, 2006, respectively.

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

During the second quarter of 2006, the Company transferred certain business operations related to on-site check printing systems from the Software & Services business segment to the Printed Products business segment. Accordingly, prior period results have been reclassified to conform to the 2006 classifications (see Note 13).

Research and Development

For the three and six month periods ended June 30, 2006, the Company incurred research and development costs of $7.1 million and $13.2 million, respectively. For the three and six month periods ended July 1, 2005, research and development costs totaled $6.0 million and $11.7 million, respectively. These costs are included in operating expenses.

3.   Acquisitions

All acquisitions in 2006 and 2005 were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of each acquired business have been included in the Company's operations beginning as of the date of the particular acquisition. At June 30, 2006, $7.0 million was being held in escrow to satisfy indemnification claims which may be asserted by the Company under the terms of the purchase agreements.

2006 Acquisitions

On April 28, 2006, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired the remaining 20% of equity interests in Cavion LLC ("Cavion") from outside investors for approximately $4.2 million in cash, including $1.0 million for the net minority interests of Cavion's operations and acquisition costs. The transaction increased HFS's equity ownership in Cavion to 100%. The previous 80% ownership in Cavion had been obtained as a result of the Liberty acquisition in June 2005. The Cavion operation includes web design, web hosting and Internet banking services and provides financial institutions with a private secure network to conduct business with vendors and customers. The results of Cavion's operations have been included in the Company's operations since the Liberty acquisition. The net minority interests portion of Cavion's operations was included in the other-net caption on the condensed consolidated statements of income. Prior to the acquisition of the remaining 20% equity interest in Cavion, the Company had approximately $1.0 million of Cavion-related minority interests included in the other long-term liabilities caption of the condensed consolidated balance sheet.

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

The estimated fair value of assets and liabilities at the acquisition date consisted of goodwill of $7.6 million of which $4.9 million is expected to be deductible for tax purposes, other intangible assets of $4.0 million (estimated weighted average useful life of nine years), which included $1.2 million in developed technology (estimated weighted average useful life of six years), and $2.8 million in customer lists (estimated weighted average useful life of 11 years), other assets of $0.7 million and assumed liabilities of $2.0 million.

The allocation of purchase price is preliminary and subject to refinement as the Company finalizes the valuation of certain assets and liabilities. The pro forma effects of these acquisitions were not material to the Company's results of operations.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition dates during 2005 (in thousands):

                                                  Weighted Average
                                                     Useful Life
                                        Value          in Years
------------------------------------------------------------------
Current assets                        $ 25,902
Property, plant and equipment           10,483
Goodwill                               130,186
Intangibles:
  Customer lists              103,300                 18.7
  Developed technology         12,640                  5.0
  Trademarks                    7,600                  5.4
                              --------
Total intangibles                      123,540
Other assets                             1,439
---------------------------------------------------------------
    Total assets acquired              291,550
---------------------------------------------------------------
Current liabilities                     37,233
Deferred income taxes                   10,565
Other                                    4,177
---------------------------------------------------------------
    Total liabilities assumed           51,975
---------------------------------------------------------------
Net assets                            $239,575
===============================================================

The allocation of the purchase price includes $8.4 million for actions taken for the integration of Liberty operations.

The allocations of purchase price resulted in $130.2 million allocated to goodwill of which $60.5 million is expected to be deductible for tax purposes. Goodwill of $48.8 million and $81.4 million was assigned to the Company's Printed Products and Software & Services business segments, respectively. The principal factor affecting the purchase price, which resulted in the recognition of goodwill, was the fair value of the going-concern element of the Liberty and Intrieve businesses, which includes the assembled workforces and synergies that are expected to be achieved.

The following unaudited pro forma summary presents information as if the acquisitions of the businesses acquired in 2005 occurred at the beginning of 2005 (in thousands, except per share amounts):

                                      Three Month     Six Month
                                     Period Ended   Period Ended
                                        July 1,        July 1,
(Unaudited)                               2005           2005
------------------------------------------------------------------
Net Sales                             $ 266,869      $ 532,266
Net Income                            $  18,123      $  29,776

Earnings per common share:
  Basic                               $    0.66      $    1.10
  Diluted                             $    0.64      $    1.06


The unaudited pro forma summary for the period presented includes adjustments for changes in levels of amortization of intangible assets, interest income, interest expense, and income taxes. The pro forma results for the three and six month periods ended July 1, 2005 include $1.9 million and $10.8 million, respectively, of nonrecurring acquisition-related expenses incurred by the acquired operations prior to the business combinations. The Company expects to realize operating synergies with the acquired operations. This pro forma information does not reflect any such potential synergies. The unaudited pro forma summary does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.

4.   Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the six month period ended June 30, 2006 are as follows (in thousands):

                         Printed   Software &
                        Products    Services     Scantron   Consolidated
------------------------------------------------------------------------
Balances as of
  December 31, 2005      $ 72,128   $241,724      $ 43,391    $357,243
Goodwill acquired
  in 2006                       -      7,593             -       7,593
Purchase price
  allocation adjustments    1,389      3,067             -       4,456
------------------------------------------------------------------------
Balances as of
  June 30, 2006          $ 73,517   $252,384      $ 43,391    $369,292
========================================================================


Intangible assets with definitive lives were comprised of the following (in thousands):

                   June 30, 2006                December 31, 2005
------------------------------------------------------------------------
             Gross                 Net        Gross                Net
            Carrying    Accum.  Carrying    Carrying   Accum.   Carrying
             Amount     Amort.   Amount      Amount    Amort.    Amount
------------------------------------------------------------------------
Developed
 technology  $ 47,182 $(25,184) $ 21,998    $ 45,834  $(22,030) $ 23,804
Customer
 Lists        136,105  (33,350)  102,755     133,305   (26,143)  107,162
Trademarks     11,400   (3,004)    8,396      11,400    (2,085)    9,315
Content         2,300     (902)    1,398       2,300      (787)    1,513
------------------------------------------------------------------------
  Total      $196,987 $(62,440) $134,547    $192,839  $(51,045) $141,794
========================================================================


Amortization of developed technology and content is included in the cost of sales caption on the statements of income. Aggregate amortization expense for intangible assets totaled $11.4 million and $5.7 million for the six month periods ended June 30, 2006 and July 1, 2005, respectively.

The estimated future intangible amortization expense as of June 30, 2006 is as follows (in thousands):

Year                                                     Amount
--------------------------------------------------------------------
Remaining 2006                                          $ 11,110
2007                                                      21,125
2008                                                      17,998
2009                                                      14,818
2010                                                      13,038
Thereafter                                                56,458
--------------------------------------------------------------------
Total                                                   $134,547
====================================================================


5.   Integration and Reorganization Actions

Upon the acquisition of Liberty, an integration plan for the Liberty operations was developed that included the consolidation of six Liberty facilities into the Company's existing network of regional production facilities and the elimination of duplicate selling, general and administrative expenses. As of June 30, 2006, costs of $8.4 million were recorded for actions taken related to the integration of Liberty operations. These costs were primarily for severance benefits and lease abandonment charges and are included in other current and noncurrent liabilities in the balance sheet.

The following table presents the cumulative net costs of these actions incurred through June 30, 2006 (in thousands):

                                                     Liberty
                                                   Integration
----------------------------------------------------------------
Employee severance                                   $ 5,937
Contract termination costs
  related to leaseholds                                1,289
Other                                                  1,176
----------------------------------------------------------------
Total                                                $ 8,402
================================================================


The following table reconciles the beginning and ending liability balances for the six month period ended June 30, 2006 related to the integration plan and are included in the other accrued liabilities captions on the balance sheet (in thousands):

                                        Charged to       Utilized
                                    ----------------- ----------------
                         Beginning          Costs and                    Ending
                           Balance  Goodwill Expenses   Cash  Non-Cash  Balance
-------------------------------------------------------------------------------
Liberty integration:
  Employee severance      $ 2,942   $     6   $  29   $(1,918)  $   -   $ 1,059
  Contract termination
    costs related to
    leaseholds              1,339       (50)      -      (204)      -     1,085
Other                           -     1,176       -    (1,094)      -        82
-------------------------------------------------------------------------------
Total                     $ 4,281   $ 1,132   $  29   $(3,216)  $   -   $ 2,226
===============================================================================

6.   Inventories

As of June 30, 2006 and December 31, 2005, inventories consisted of the following (in thousands):

                                           June 30,      December 31,
                                             2006           2005
----------------------------------------------------------------------
Raw materials                             $ 16,594        $ 17,739
Work in progress                               582             596
Finished goods                               2,508           2,062
----------------------------------------------------------------------
Total                                     $ 19,684        $ 20,397
======================================================================


7.   Long Term Debt

In July 2006, the Company entered into a new credit facility (the "Credit Facility") with a syndicate of banks increasing the amount available from $412.5 million under the previous credit facility to $450.0 million. The Credit Facility is comprised of an $87.5 million term loan and a $362.5 million revolving loan both of which mature in 2011. The term loan does not have any annual repayment requirements. In order to conform to the terms of the Credit Facility, the Company reclassified $5.0 million of its outstanding debt at June 30, 2006 from short-term to long-term. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.10% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin as defined): the Federal Funds Rate, the Wachovia Bank Base Rate or LIBOR (as defined therein). The Credit Facility has certain financial covenants including, among other items, leverage and fixed charge coverage. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At June 30, 2006, the Company had $270.5 million in outstanding cash borrowings under the previous Credit Facility, $5.1 million in outstanding letters of credit and $136.9 million available for borrowing under the previous Credit Facility. The average interest rate in effect on outstanding cash borrowings at June 30, 2006 was 6.26%.

8.   Income Taxes

The Company's consolidated effective income tax rates were 39.3% and 38.0% for the first six months of 2006 and the first six months of 2005, respectively. The increase in the effective income tax rate for the first six months of 2006 was primarily due to the expiration of the IRC Section 936 U.S. tax credit for the Company's operations in Puerto Rico and a higher state income tax rate reflecting the impact of recent acquisitions.

9.   Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 5,100,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may exercise an option to purchase common stock through payroll deductions. The option price is 85% of the lower of the beginning- or end-of-quarter market price. During the three months ended June 30, 2006, employees exercised 41,894 options to purchase stock at a price of $33.57. At June 30, 2006, there were 94,636 shares of common stock reserved for issuance under the ESPP. The Company recognized ESPP related compensation expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2006, respectively.

Stock Incentive Plans

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

In April 2006, the Company's shareholders approved the 2006 Incentive Stock Plan which authorizes the issuance of up to 3,000,000 shares. Under the 2006 Plan, the Company may award stock options, restricted stock, SARs and performance share units under the Plan to any employee of the Company. Under this plan, the Company has granted stock options and cash-settled SARs, both of which vest 25% per year on the grant date anniversary and expire after seven years, if unexercised. The cash-settled SARs are subject to a cap represented by the target price ("Target Price") and require automatic settlement of vested portions of the awards in the event the closing stock price meets or exceeds the Target Price for 10 consecutive business days. The cash-settled SARs entitle employees to receive a payment from the Company for the excess of the fair market value of a share as of the date of settlement over the grant price per share, but subject to the Target Price limit.

As of June 30, 2006, there were 5,693,567 shares of common stock reserved for issuance under these stock option plans.

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

In February 2006, the Chief Executive Officer ("CEO") was granted 15,700 restricted shares with performance-based vesting. The basis for vesting is the cumulative fully-diluted earnings per share of the Company for the years 2006 to 2008. The award is subject to threshold and maximum performance limitations. If the threshold is met, 3,530 shares would vest. If actual performance exceeds the threshold (but is less than maximum performance), the number of shares vesting will be determined on a directly proportional basis using straight-line interpolation. If the threshold is not achieved, the entire award will be forfeited and cancelled. However, the award will vest 100% upon (a) the occurrence of a change in control of the Company, (b) the Company's termination of the CEO's employment without cause, (c) termination of employment for good reason or (d) termination of employment by reason of death or disability on or before December 31, 2009. Dividends are accrued for these shares based on an estimate of the number of shares that will vest; however, no dividends will be paid on these shares until the number of shares that vest is determined. Compensation cost related to this award is based on an estimate of the number of shares expected to vest.

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

A summary of stock option transactions for the six months ended June 30, 2006 follows:

                                                       Weighted
                                             Weighted   Average    Aggregate
                                             Average   Remaining   Intrinsic
                                             Exercise Contractual   Value
                                   Shares      Price     Term       (000)
-----------------------------------------------------------------------------
Outstanding - December 31, 2005   2,709,090  $  25.14
  Granted                           663,150     41.51
  Exercised                        (200,885)    21.06
  Forfeited                         (74,370)    23.32
-----------------------------------------------------------------------------
Outstanding - June 30, 2006       3,096,985  $  28.95     6.1     $ 45,050
=============================================================================
Exercisable - June 30, 2006       1,698,600  $  23.21     5.0     $ 33,005
=============================================================================

During the six month periods ended June 30, 2006 and July 1, 2005, the total intrinsic value of options exercised was $3.6 million and $10.7 million, respectively, and the total amount of cash received from the exercise of these options was $4.2 million and $9.1 million, respectively. During the six month periods ended June 30, 2006 and July 1, 2005, the Company recognized an excess tax benefit of $1.4 million and $4.2 million, respectively from stock option exercises.

A summary of cash-settled SAR transactions for the six months ended June 30, 2006 follows:

                                                       Weighted
                                             Weighted   Average    Aggregate
                                             Average   Remaining   Intrinsic
                                             Exercise Contractual   Value
                                   Shares      Price     Term       (000)
-----------------------------------------------------------------------------
Outstanding - December 31, 2005           -  $      -
  Granted                           366,400     41.47
  Forfeited                          (4,500)    41.45
-----------------------------------------------------------------------------
Outstanding - June 30, 2006         361,900  $  41.47     6.8     $    735
=============================================================================
Exercisable - June 30, 2006               -  $      -       -     $      -
=============================================================================

A summary of restricted stock transactions for the six months ended June 30, 2006, follows:

                                                            Weighted
                                                             Average
                                                            Grant Date
                                                               Fair
                                                Shares        Value
----------------------------------------------------------------------
Outstanding - December 31, 2005                673,760       $ 35.41
  Granted                                       33,875         37.85
  Restricted stock vested                     (103,630)        34.92
  Forfeited                                    (32,160)        33.63
----------------------------------------------------------------------
Outstanding - June 30, 2006                    571,845       $ 35.74
======================================================================

The total fair value of restricted stock grants that vested during the six month periods ended June 30, 2006 and July 1, 2005 was $4.3 million and $2.2 million. During the six month period ended June 30, 2006, the Company recognized an excess tax benefit of $0.3 million from vested restricted stock.

Directors Deferred Stock Compensation Plans

The Company has deferred compensation plans for its non-employee directors covering a maximum of 400,000 shares. At June 30, 2006 and July 1, 2005 there were 369,716 and 372,097 shares, respectively, reserved for issuance of which 198,457 and 171,974 shares, respectively, were allocated but unissued. The remaining 171,259 and 200,123 shares, respectively, were reserved and unallocated under those plans.

Stock Compensation Costs

The following table presents the classification of stock-based compensation included in the Company's condensed consolidated statements of income for the three and six month periods ended June 30, 2006 and July 1, 2005
(in thousands):

                                 Three Month               Six Month
                               Periods Ended             Periods Ended
                             June 30,    July 1,       June 30,    July 1,
                              2006        2005          2006        2005
---------------------------------------------------------------------------
Cost of sales              $    333   $     73       $    630   $     134
Selling, general and
  administrative              2,846      1,339          5,265       2,120
---------------------------------------------------------------------------
Stock-based compensation      3,179      1,412          5,895       2,254
Less income tax benefits     (1,255)      (559)        (2,314)       (879)
---------------------------------------------------------------------------
Stock-based compensation,
  net of income tax
  benefits                 $  1,924   $    853       $  3,581   $   1,375
===========================================================================

At June 30, 2006, unrecognized stock-based compensation costs related to nonvested awards was $31.3 million, which is expected to be recognized over a weighted average period of 3.1 years.

Estimation of Fair Value

The following presents the estimated weighted average fair values of stock options granted and the weighted average assumptions used under the Black-Scholes option pricing model during the indicated periods:

                                       Six Month Periods Ended
                                   June 30, 2006   July 1, 2005
-----------------------------------------------------------------
Weighted-average fair value          $ 11.47          $ 10.82

Expected life in years                  4.8              5.0
Risk-free interest rate                 5.0%             4.0%
Expected volatility                    26.9%            31.8%
Expected dividend yield                 1.5%             1.9%


The following presents the estimated weighted average fair values of cash-settled SAR granted and the weighted average assumptions used under the binomial option pricing model as of June 30, 2006:

                                      As of
                                  June 30, 2006
------------------------------------------------
Weighted-average fair value          $  5.66

Risk-free interest rate                 5.1%
Expected volatility                    31.7%
Expected dividend yield                 1.5%


10.  Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments and unrealized gains (losses) on investments. Total comprehensive income for the three and six month periods ended June 30, 2006 and July 1, 2005 was as follows (in thousands):

                               Three Month             Six Month
                              Periods Ended          Periods Ended
                             June 30,  July 1,     June 30,  July 1,
                              2006      2005        2006      2005
---------------------------------------------------------------------
Net income:                $ 16,509  $ 18,780     $ 37,854  $ 36,064
Other comprehensive
  Income (loss):
  Foreign exchange
    translation adjustments     162        26          230      (128)
  Unrealized gains (losses)
    on investments, net
    of $489, $12, $421,and
    $(81) in tax benefits
    (provisions)               (733)      (19)        (630)      122
----------------------------------------------------------------------
Comprehensive income       $ 15,938  $ 18,787     $ 37,454  $ 36,058
======================================================================


11.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2006 and July 1, 2005 is as follows (in thousands, except per share amounts):

                                Three Month              Six Month
                               Periods Ended           Periods Ended
                             June 30,    July 1,     June 30,    July 1,
                               2006       2005         2006      2005
------------------------------------------------------------------------
Computation of basic earnings per common share:
Numerator
  Net Income                $ 16,509   $ 18,780     $ 37,854   $ 36,064
------------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding               26,024     27,128       26,235     26,967
  Weighted average deferred
    shares outstanding under
    non-employee directors
    compensation plan            192        163          188        160
------------------------------------------------------------------------
Weighted average shares
  Outstanding - basic         26,216     27,291       26,423     27,127
------------------------------------------------------------------------
Earnings per share-basic    $   0.63   $   0.69     $   1.43   $   1.33
========================================================================

Computation of diluted earnings per common share:
Numerator
  Net Income                $ 16,509   $ 18,780     $ 37,854   $ 36,064
------------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding - basic       26,216     27,291       26,423     27,127
  Dilutive effect of stock
    options and restricted
    stock                        817        820          777        849
------------------------------------------------------------------------
Weighted average shares
  outstanding - diluted       27,033     28,111       27,200     27,976
------------------------------------------------------------------------
Earnings per share-diluted  $   0.61   $   0.67     $   1.39   $   1.29
========================================================================


The potentially dilutive common shares relate to options and restricted stock granted under stock compensation plans. Potentially dilutive common shares that were not included in the calculation of diluted earnings per share because they were anti-dilutive were 85,856 and 644 shares for the three month periods ended June 30, 2006 and July 1, 2005, respectively, and were 77,604 and 322 shares for the six month periods ended June 30, 2006 and July 1, 2005, respectively.

12.  Postretirement Benefits

The Company sponsors two unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. During the three and six month periods ended June 30, 2006, the Company contributed $0.2 million and $0.4 million, respectively to the plans.

Net periodic postretirement costs for the three and six month periods ended June 30, 2006 and July 1, 2005 are summarized as follows (in thousands):

                              Three Month                Six Month
                             Periods Ended             Periods Ended
                           June 30,   July 1,        June 30,   July 1,
                             2006      2005            2006      2005
------------------------------------------------------------------------
Interest on APBO           $ 305      $ 304          $ 610      $ 606
Net amortization              70         75            140        130
------------------------------------------------------------------------
Total                      $ 375      $ 379          $ 750      $ 736
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

The Company's operations are primarily in the United States and Puerto Rico. During the six month periods ended June 30, 2006 and July 1, 2005 there were no significant intersegment sales. The Company does not have sales to any individual customer greater than 10% of total Company sales. Equity investments, as well as foreign assets and revenues, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note 2.

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

Selected summarized financial information for the three and six month periods ended June 30, 2006 and July 1, 2005 was as follows (in thousands):

                              Business Segment
                     -------------------------------
                     Printed   Software &               Corporate &    Consoli-
                    Products    Services    Scantron   Eliminations    dated
--------------------------------------------------------------------------------
For the three month periods ended:
  June 30, 2006
    Sales           $ 158,956   $  73,596    $ 27,111    $   (249)     $ 259,414
    Income (loss)      26,492       7,592       6,334     (13,058)        27,360

  July 1, 2005
    Sales           $ 150,116   $  61,973    $ 27,327    $    (17)     $ 239,399
    Income (loss)      27,099       6,700       5,357      (8,865)        30,291

For the six month periods ended:
  June 30, 2006
    Sales           $ 333,751   $ 142,903    $ 56,823    $   (599)     $ 532,878
    Income (loss)      59,565      12,559      14,339     (24,716)        61,747

  July 1, 2005
    Sales           $ 290,564   $ 109,593    $ 55,541    $   (452)     $ 455,246
    Income (loss)      51,476      10,892      11,813     (16,013)        58,168


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

Critical Accounting Policies

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 Form 10-K"), the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, impairment of long-lived assets, goodwill and other intangible assets, software and other developmental costs, income taxes and stock-based compensation. The Company believes there was no material changes in its critical accounting policies during the six-month period ended June 30, 2006, other than the change in accounting principle described below. See the 2005 Form 10-K for additional disclosure with respect to the Company's critical accounting policies.

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

As a result of the SFAS 123(R) requirement to expense stock options, stock-based compensation costs increased $1.6 million and $2.9 million before income taxes, or $0.04 and $0.07 per diluted share, in the three and six month periods ended June 30, 2006, respectively. The Company believes the adoption of SFAS 123(R) will continue to have a material effect on its future period results of operations and financial position dependent upon the level of awards granted. At June 30, 2006, unrecognized stock-based compensation costs related to nonvested awards was $31.3 million, which is expected to be recognized over a weighted average period of 3.1 years. See Notes 2 and 9 to the Condensed Consolidated Financial Statements regarding the Company's accounting policies and other information pertaining to stock compensation plans.

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

The following table presents stock-based compensation included in the Company's condensed consolidated statements of income by classification and by business segment for the three and six month periods ended June 30, 2006 and July 1, 2005 (in thousands):

                                    Three Month           Six Month
                                  Periods Ended         Periods Ended
                                June 30,   July 1,    June 30,   July 1,
                                 2006       2005       2006       2005
------------------------------------------------------------------------
Stock-based compensation
 included in:
  Cost of sales                  $  333   $   73     $  630     $  134
  Selling, general and
    administrative                2,846    1,339      5,265      2,120
------------------------------------------------------------------------
Total stock-based compensation   $3,179   $1,412     $5,895     $2,254
========================================================================

Stock-based compensation
 included in:
  Printed Products               $  791   $  265     $1,492     $  530
  Software & Services             1,000      277      1,812        532
  Scantron                          351      226        646        433
  Corporate                       1,037      644      1,945        759
 -----------------------------------------------------------------------
Total stock-based compensation   $3,179   $1,412     $5,895     $2,254
========================================================================


Significant Events

In July 2006, the Company entered into a new credit facility with a syndicate of banks increasing the amount from $412.5 million under the previous credit facility to $450.0 million. The new credit facility is comprised of a $362.5 million revolving loan and an $87.5 million term loan both of which mature in 2011.

On April 28, 2006, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired the remaining 20% of equity interests in Cavion LLC ("Cavion") held by outside investors for approximately $4.2 million in cash. The transaction increased HFS's equity ownership in Cavion to 100%.

On January 31, 2006, HFS acquired Financialware, Inc. ("Financialware") for approximately $7.0 million in a cash-for-equity transaction. In June 2005, the Company acquired substantially all of the assets of Liberty Enterprises, Inc. ("Liberty") for approximately $161.7 million in cash including acquisition costs. In April 2005, the Company acquired Intrieve, Incorporated ("Intrieve") for approximately $77.1 million, including acquisition costs, in a cash for equity transaction. See Note 3 to the Consolidated Financial Statements for further information regarding these acquisitions.

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

RESULTS OF OPERATIONS - SECOND QUARTER OF 2006 VERSUS SECOND QUARTER OF 2005

Sales

Consolidated sales and sales by segment for the three month periods ended June 30, 2006 and July 1, 2005 were as follows (in thousands):

                                 Three Month Periods Ended
                          June 30, 2006              July 1, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $158,956    61.3%         $150,116     62.7%
  Software & Services    73,596    28.4%           61,973     25.9%
  Scantron               27,111    10.5%           27,327     11.4%
  Eliminations             (249)   (0.2%)             (17)    (0.0%)
----------------------------------------------------------------------
Total                  $259,414   100.0%         $239,399    100.0%
======================================================================


Consolidated sales increased $20.0 million, or 8.4%, in the second quarter of 2006 from the second quarter of 2005. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms and other products, increased $6.2 million, or 3.3%, to $195.0 million in the second quarter of 2006 from $188.8 million in the second quarter of 2005. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services, increased $13.8 million, or 27.3%, to $64.4 million in the second quarter of 2006 from $50.6 million in the second quarter of 2005.

Printed Products sales increased $8.8 million, or 5.9%, in the second quarter of 2006 from the second quarter of 2005. The portions of the acquired Liberty operations aligned under Printed Products contributed $19.6 million towards the increase. Legacy imprint check printing operations (which exclude Liberty operations) were unfavorably impacted by a volume decrease of 9.7% and an average price per unit decrease of 1.5%. The volume decrease was primarily attributable to a major customer loss in March 2006 and to general market volume decline related to alternative payments systems. The decrease in average price per unit was primarily due to a decline in contract termination payments from $6.0 million received in the second quarter of 2005 to $0.8 million received in the second quarter of 2006 substantially offset by a price increase implemented during the first quarter of 2006. Sales of computer checks and related products increased 3.4% in the second quarter of 2006 compared to the second quarter of 2005 due primarily to increased volume through the financial institution channel and the promotion of premium delivery options. Sales of direct marketing activities increased 6.2% in the second quarter of 2006 compared to the second quarter of 2005 primarily due to operations acquired in the Liberty acquisition that have been aligned under direct marketing partially offset by lower volumes in legacy direct marketing activities.

Software & Services sales increased $11.6 million, or 18.8%, in the second quarter of 2006 from the second quarter of 2005. The increase in sales was due primarily to acquisitions and organic sales increases in core systems and lending solutions. See Note 3 to the Condensed Consolidated Financial Statements regarding business acquisitions in 2006 and 2005. Excluding the impact of the acquisitions, Software & Services sales increased approximately $4.1 million, or 6.5%, primarily due to increases in core systems and retail and lending solutions sales. Core systems organic sales increased 7.3% or $2.2 million primarily due to higher sales in banking and credit union systems and service bureau operations. Retail and lending solutions organic sales increased 8.0% or $2.4 million in the second quarter of 2006 compared to the second quarter of 2005 primarily due to increased sales of lending solutions partially offset by a decrease in mortgage and retail solution sales. Payments and electronic commerce organic sales decreased 19.4%, or $0.5 million, in the second quarter of 2006 compared to the second quarter of 2005 primarily due to lower volumes in the electronic funds transfer business largely attributable to customer losses.

At June 30, 2006, Software & Services backlog, which consists of contracted products and services prior to delivery, was $258.5 million, an increase of $13.8 million, or 5.6% compared to $244.7 million at the end of the second quarter of 2005, and increased $2.1 million, or 0.8%, from $256.4 million at the end of the first quarter of 2006. The increase from the second quarter of 2005 was primarily in lending solutions and retail solutions partially offset by decreases in service bureau services and mortgage solutions. The increase from the first quarter of 2006 was primarily in lending solutions and retail solutions. Approximately $97.3 million, or 37.6%, of the backlog at June 30, 2006 is expected to be delivered over the next twelve months and $161.2 million, or 62.4%, is expected to be delivered beyond the next twelve months due to the long-term nature of certain service contracts.

Scantron sales decreased $0.2 million, or 0.8%, in the second quarter of 2006 from the second quarter of 2005 primarily due to decreases in sales of testing and custom data collection forms and imaging solutions partially offset by increases in survey services and testing and assessment software. Scantron backlog at the end of the second quarter of 2006 was $17.2 million, a decrease of 15.7% compared to $20.4 million at the end of the second quarter of 2005, and increased $0.3 million, or 1.8%, from $16.9 million at the end of the first quarter of 2006. Approximately $15.2 million of the backlog at June 30, 2006 is expected to be delivered within twelve months or less.

Gross Profit

Consolidated gross profit and gross profit by segment for the three month periods ended June 30, 2006 and July 1, 2005 were as follows (in thousands):

                                 Three Month Periods Ended
                         June 30, 2006             July 1, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 70,350    44.3%         $ 65,374     43.5%
  Software & Services    44,880    61.0%           38,958     62.9%
  Scantron               14,199    52.4%           15,116     55.3%
----------------------------------------------------------------------
Total                  $129,429    49.9%         $119,448     49.9%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products gross profit increased $5.0 million, or 7.6%, in the second quarter of 2006 compared to the second quarter of 2005 and increased as a percentage of sales from 43.5% in the second quarter of 2005 to 44.3% in the second quarter of 2006. The portions of the acquired Liberty operations aligned under Printed Products, sales increases in computer checks and related products and direct marketing activities, and efficiencies gained due to plant consolidations accounted for the gross profit increase in the second quarter of 2006. During the second quarter of 2006, six Liberty check printing facilities were closed and the business was transferred into the legacy imprint check printing operations. Printed Product's gross profit was unfavorably impacted by sales decreases related to the previously discussed customer loss and general volume erosion.

Software & Services gross profit increased $5.9 million, or 15.2%, in the second quarter of 2006 compared to the second quarter of 2005. The gross profit increase was due in part to businesses acquired in 2005 and 2006, sales mix and lower costs in its other businesses. As a percentage of sales, Software & Services gross profit decreased to 61.0% in the second quarter of 2006 from 62.9% in the second quarter of 2005 due primarily to the lower margin nature of the acquired operations. Excluding the impact of acquisitions, Software & Services gross profit increased approximately 8% in the second quarter of 2006 compared to the second quarter of 2005 due primarily to organic sales growth.

Scantron gross profit decreased $0.9 million, or 6.1%, in the second quarter of 2006 compared to the first quarter of 2005. The gross profit decrease was due primarily to the decrease in sales and to sales mix. As a percentage of sales, Scantron gross profit decreased from 55.3% for the second quarter of 2005 to 52.4% for the second quarter of 2006 primarily due to the impact of lower forms volumes.

Selling, General & Administrative Expenses (SG&A)

Consolidated SG&A and SG&A by segment for the three month periods ended June 30, 2006 and July 1, 2005 were as follows (in thousands):

                                 Three Month Periods Ended
                         June 30, 2006              July 1, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 42,377    26.7%         $ 37,844     25.2%
  Software & Services    35,166    47.8%           30,429     49.1%
  Scantron                7,809    28.8%            9,693     35.5%
  Corporate               8,890                     7,100
----------------------------------------------------------------------
Total                  $ 94,242    36.3%         $ 85,066     35.5%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products SG&A increased $4.5 million, or 12.0%, in the second quarter of 2006 from the second quarter of 2005. The increase was primarily due to the portions of the acquired Liberty operations aligned under Printed Products which accounted for the majority of the increase and the impact of implementing SFAS 123(R), the new accounting pronouncement for stock-based compensation, partially offset by lower incentive compensation costs, lower call center costs and lower marketing expenditures.

Software and Services SG&A increased $4.7 million, or 15.6%, in the second quarter of 2006 from the second quarter of 2005. The increase was primarily due to increased expenses related to operations acquired in 2005 and 2006, business development expenses in the payments and electronic commerce business unit and the impact of implementing SFAS 123(R) partially offset by lower incentive compensation costs.

Scantron SG&A decreased $1.9 million, or 19.4%, in the second quarter of 2006 from the second quarter of 2005. The decrease was primarily due to lower product development costs and lower selling and marketing expenses attributable largely to cost reductions implemented in late 2005 and lower incentive compensation costs.

Corporate SG&A increased $1.8 million, or 25.2%, in the second quarter of 2006 from the second quarter of 2005. The increase was primarily due to the impact of implementing SFAS 123(R), increases in fees for legal and audit services and an increase in headcount primarily for business development activities and information security services. These increases were partially offset by a decrease in incentive compensation costs based on the Company's financial performance and a reduction in compensation costs related to a decrease in the fair value of assets of a nonqualified deferred compensation plan.

Amortization of Intangibles

Amortization of intangible assets increased $1.7 million, or 68.6%, to $4.1 million in the second quarter of 2006 from $2.4 million in the second quarter of 2005. The increase was primarily due to the Liberty operations acquired in 2005 and Financialware operations acquired in 2006.

Income from Operations

Income from operations decreased $0.9 million, or 2.7%, from $32.0 million in the second quarter of 2005 to $31.1 million in the second quarter of 2006, primarily due to higher SG&A expenses and amortization of intangible assets in 2006, which were partially offset by higher gross profit.

Other Income (Expense)

Other Income (Expense) increased $2.1 million to an expense of $3.8 million in the second quarter of 2006 from an expense of $1.7 million in the second quarter of 2005. The increase was primarily due to an increase in interest expense which resulted from higher amounts of debt outstanding and higher average interest rates in the second quarter of 2006 compared to the second quarter of 2005.

Income Before Income Taxes and Cumulative Effect of Change in Accounting
Principle

Income before income taxes decreased $2.9 million, or 9.7%, to $27.4 million in the second quarter of 2006 from $30.3 million in the second quarter of 2005 due to decreased income from operations and increased interest expense.

Income Taxes

Effective income tax rates were 39.7% and 38.0% for the second quarter of 2006 and the second quarter of 2005, respectively. The increase in the effective tax rate for the second quarter of 2006 was primarily due to the expiration of the IRC Section 936 U.S. tax credit for the Company's operations in Puerto Rico, a higher state income tax rate reflecting the impact of recent acquisitions and an adjustment to reflect the year-to-date impact of an increase in the estimated effective tax rate for 2006 from 39.0% to 39.25%.

Net Income and Earnings Per Share

Net income in the second quarter of 2006 was $16.5 million compared to $18.8 million in the second quarter of 2005. Basic and diluted earnings per share were $0.63 and $0.61, respectively, for the second quarter of 2006 compared to basic and diluted earnings per share of $0.69 and $0.67, respectively, for the second quarter of 2005.

RESULTS OF OPERATIONS - YEAR TO DATE 2006 VERSUS YEAR TO DATE 2005

Sales

Consolidated sales and sales by segment for the six month periods ended June 30, 2006 and July 1, 2005 were as follows (in thousands):

                                 Six Month Periods Ended
                         June 30, 2006            July 1, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $333,751    62.6%         $290,564     63.8%
  Software & Services   142,903    26.8%          109,593     24.1%
  Scantron               56,823    10.7%           55,541     12.2%
  Eliminations             (599)   (0.1%)            (452)    (0.1%)
----------------------------------------------------------------------
Total                  $532,878   100.0%         $455,246    100.0%
======================================================================


Consolidated sales increased $77.6 million, or 17.1%, for the six month period ended June 30, 2006 from the six month period ended July 1, 2005. Sales increases occurred in all three segments. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms and other products increased $41.1 million, or 11.3%, to $404.2 million for the first six months of 2006 from $363.1 million the first six months of 2005. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased $36.6 million, or 39.7%, to $128.7 million for the first six months of 2006 from $92.1 for the first six months of 2005.

Printed Products sales increased $43.2 million, or 14.9%, in the first six months of 2006 from the first six months of 2005. The increase was primarily due to the Liberty acquisition (see Note 3 to the Condensed Consolidated Financial Statements included in this report) and to increased sales in direct marketing activities and computer checks and related products. The increase in sales was partially offset by a 4.1% decrease in sales in legacy imprint check printing operations, which exclude Liberty operations, in the first six months of 2006 compared to the first six months of 2005 due to a volume decrease of 5.8% related primarily to the loss of a large customer and general market volume decline. The volume decrease was partially offset by an average price per unit increase of 1.8%. The increase in average price per unit was primarily due to a price increase implemented during the first quarter of 2006 substantially offset by a decline in contract termination payments from $6.6 million received in the first six months of 2005 to $1.4 million received in the first six months of 2006. Sales of computer checks and related products increased 4.1% for the first six months of 2006 compared to the first six months of 2005 due primarily to higher sales from the financial institution channel partially offset by lower sales from the software customer channel. Sales of direct marketing activities increased 13.3% for the first six months of 2006 compared to the first six months of 2005 due to acquired Liberty operations that have been aligned under direct marketing, new business with a national credit card company, expansion in statement printing sales and increased volumes in on-going direct marketing programs.

Software & Services sales increased $33.3 million, or 30.4%, in the first six months of 2006 from the first six months of 2005. The increase in sales was due primarily to the Intrieve acquisition, the portions of the operations from the Liberty acquisition that were aligned under Software & Services and organic sales increases in core systems and retail and lending solutions. Excluding the impact of the acquisitions, Software & Services sales increased approximately $7.0 million, or 6.3%, due primarily to increases in credit union and banking core systems sales and lending sales. Core systems organic sales increased 8.8% or $4.4 million primarily due to higher sales in credit union and banking systems and service bureau operations. Retail and lending solutions organic sales increased 5.4% or $3.1 million in the first six months of 2006 compared to the first six months of 2005 primarily due to increased sales of lending solutions partially offset by a decrease in mortgage and retail solutions sales.

Scantron sales increased $1.3 million, or 2.3%, in the first six months of 2006 from the first six months of 2005. The increase was due primarily to increases in sales of field maintenance services, survey solution products and services, testing and assessment and data collection software products, partially offset by decreases in optical mark reading equipment, custom data collection forms and imaging solutions. Sales of hardware were lower for commercial market applications and non-testing applications in the education market due to a continuing trend in data collection methods moving away from optical mark reading to imaging and direct input technologies.

Gross Profit

Consolidated gross profit and gross profit by segment for the six month periods ended June 30, 2006 and July 1, 2005 were as follows (in thousands):

                                 Six Month Periods Ended
                         June 30, 2006              July 1, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $146,767    44.0%         $122,704     42.2%
  Software & Services    86,179    60.3%           70,447     64.3%
  Scantron               30,733    54.1%           30,797     55.4%
----------------------------------------------------------------------
Total                  $263,679    49.5%         $223,948     49.2%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products gross profit increased $24.1 million, or 19.6%, in the first six months of 2006 from the first six months of 2005 and as a percentage of sales was 44.0% in the first six months of 2006 compared to 42.2% in the first six months of 2005. The Printed Products gross profit increase was primarily due to the Liberty acquisition and sales increases in direct marketing operations and computer checks and related products partially offset by a sales decrease in legacy imprint check printing operations (which exclude Liberty operations).

Software & Services gross profit increased $15.7 million, or 22.3%, in the first six months of 2006 from the first six months of 2005 primarily due to acquisitions and an increase in organic sales. As a percentage of sales, Software & Services gross profit decreased to 60.3% in the first six months of 2006 from 64.3% in the first six months of 2005, due primarily to the lower margin nature of the acquired operations.

Scantron gross profit decreased $0.1 million, or 0.2%, in the first six months of 2006 from the first six months of 2005 primarily due to a change in sales mix. As a percentage of sales, Scantron gross profit decreased from 55.4% in the first six months of 2005 to 54.1% in the first six months of 2006.

Selling, General & Administrative Expenses

Consolidated SG&A and SG&A by segment for the six month periods ended June 30, 2006 and July 1, 2005 were as follows (in thousands):

                                 Six Month Periods Ended
                         June 30, 2006              July 1, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 84,055    25.2%         $ 70,858     24.4%
  Software & Services    69,347    48.5%           56,795     51.8%
  Scantron               16,269    28.6%           18,820     33.9%
  Corporate              17,108                    13,033
----------------------------------------------------------------------
Total                  $186,779    35.1%         $159,506     35.0%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products SG&A increased $13.2 million, or 18.6%, in the first six months of 2006 from the first six months of 2005. The increase was primarily due to the portions of the acquired Liberty operations aligned under Printed Products, which accounted for the majority of the increase, and the impact of implementing SFAS 123(R) partially offset by decreases in marketing, information technology and call center expenses.

Software and Services SG&A increased $12.6 million, or 22.1%, in the first six months of 2006 from the first six months of 2005. The increase was due primarily to expenses related to acquired operations, increased expenses for core systems and the impact of implementing SFAS 123(R).

Scantron SG&A decreased $2.6 million, or 13.6%, in the first six months of 2006 from the first six months of 2005. The decrease was due primarily to lower development costs and lower selling and marketing expenses attributable largely to cost reductions implemented in late 2005 partially offset by the impact of implementing SFAS 123(R).

Corporate SG&A increased $4.1 million, or 31.3% in the first six months of 2006 compared to the first six months of 2005. The increase was due primarily to the impact of implementing SFAS 123(R), increased headcount, increased expenses related to employee incentive compensation and retirement plans and increased amortization expense for restricted stock grants.

Amortization of Intangibles

Amortization of intangible assets increased $4.7 million, or 138.5%, to $8.1 million in the first six months of 2006 from $3.4 million in the first six months of 2005. The increase was primarily due to the Intrieve and Liberty acquisitions which occurred during the second quarter of 2005.

Income from Operations

Income from operations increased $7.8 million, or 12.7%, to $68.8 million in the first six months of 2006 from $61.0 million in the first six months of 2005, primarily due to higher gross profit which was partially offset by increases in SG&A and amortization of intangibles in the first six months of 2006.

Other Income (Expense)

Other Income (Expense) increased $4.1 million to an expense of $7.0 million in the first six months of 2006 from an expense of $2.9 million in the first six months of 2005. The increase was primarily due to an increase in interest expense resulting from higher amounts of debt outstanding and higher average interest rates during the first six months of 2006 compared to the first six months of 2005. The increase in the amounts of debt outstanding resulted from the Intrieve and Liberty acquisitions and expenditures to repurchase the Company's common stock.

Income before Income Taxes and Cumulative Effect of Change in Accounting
Principle

Income before income taxes increased $3.5 million, or 6.2%, to $61.7 million in the first six months of 2006 from $58.2 million in the first six months of 2005 due to increased income from operations partially offset by increased interest expense.

Income Taxes

Effective income tax rates were 39.3% and 38.0% for the first six months of 2006 and the first six months of 2005, respectively. The increase in the effective tax rate for the first six months of 2006 was primarily due to the expiration of the IRC Section 936 U.S. tax credit for the Company's operations in Puerto Rico and a higher state income tax rate reflecting the impact of recent acquisitions.

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

Net Income and Earnings Per Share

Net income in the first six months of 2006 was $37.9 million compared to $36.1 million in the first six months of 2005. Basic and diluted earnings per share were $1.43 and $1.39, respectively, for the first six months of 2006 compared to basic and diluted earnings per share of $1.33 and $1.29, respectively, for the first six months of 2005. The cumulative effect of a change in accounting principle, net of tax, increased both basic and diluted earnings per share by $0.01 in the first six months of 2006.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Cash

------------------------------------------------------------------------
                                           Six Month Periods Ended
(In thousands)                         June 30, 2006      July 1, 2005
------------------------------------------------------------------------
Net cash provided by
  operating activities                  $  55,198          $  63,681
Net cash (used for)
  investing activities                    (21,578)          (248,401)
Net cash (used for) provided by
  financing activities                    (33,793)           185,769
========================================================================


Cash flow provided from operations decreased $8.5 million, or 13.3%, in the first six months of 2006 compared to the first six months of 2005. The decrease was primarily due to an increase in working capital, the impact of adopting SFAS 123(R) (see note 2 to the Condensed Consolidated Statements), whereby tax benefits from stock compensation which were previously included in cash flows from operations are now included in cash flows from financing, and an increase in upfront contract payments. The decrease was partially offset by cash provided by net income adjusted for depreciation, amortization and the cumulative effect of change in accounting principle (net of taxes) which increased $7.0 million in the first six months of 2006 compared to the first six months of 2005. An increase in stock-based compensation also had a favorable impact on cash flow provided by operations in the first six months of 2006 compared with the first six months of 2005. The principal uses of cash in the first six months of 2006 were for repurchases of stock ($49.2 million), upfront payment contracts ($19.5 million), capital expenditures ($11.7 million), business acquisitions ($10.1 million) and dividend payments to shareholders ($8.1 million). Cash from the Company's credit facility provided a net inflow of $15.9 million in the first six months of 2006. During the first six months of 2006, cash flow provided by the issuance of treasury stock totaled $7.4 million as a result of the exercise of stock options and the employee stock purchase plan.

Purchases of property, plant and equipment totaled $11.7 million in the first six months of 2006, an increase of $0.4 million, compared to $11.3 million in the first six months of 2005 and were primarily in Printed Products for systems development and equipment costs related to acquisition integration activities.

In July 2006, the Company entered into a new credit facility (the "Credit Facility") with a syndicate of banks increasing the amount available from $412.5 million under the previous credit facility to $450.0 million. The Credit Facility is comprised of a $362.5 million revolving loan and an $87.5 million term loan both of which mature in 2011. The term loan does not have any annual repayment requirements. In order to conform to the terms of the Credit Facility, the Company reclassified $5.0 million of its outstanding debt at June 30, 2006 from short-term to long-term. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.10% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin as defined): the Federal Funds Rate, the Wachovia Bank Base Rate or LIBOR (as defined therein). The Credit Facility has certain financial covenants including, among other items, leverage and fixed charge coverage. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

At June 30, 2006, the total size of the Credit Facility was $412.5 million consisting of $270.5 million in outstanding cash borrowings, $5.1 million in outstanding letters of credit and $136.9 million available for borrowing. The average interest rate in effect on outstanding cash borrowings at June 30, 2006 was 6.26%.

In December 2005, the Board of Directors authorized the purchase of 3,000,000 shares of its outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During the first six months of 2006, the Company purchased 1,224,500 shares of its common stock for a total cost of $49.2 million or an average cost of $40.16 per share. As of June 30, 2006, 1,775,500 shares remained under the current authorization.

At June 30, 2006, the Company had $10.1 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its Credit Facility will be sufficient to meet anticipated requirements for acquisitions, working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities if funding beyond that available under the Credit Facility were required.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has contracts with certain customers that provide for future payments to the customers. These payments are amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer on a pro-rata basis if the contract is terminated. As of June 30, 2006, the remaining payment obligations under the existing customer contracts are scheduled to be paid as follows: $1.7 million for the six months ending December 31, 2006; $34.4 million for the two year period ending December 31, 2008 and $14.8 million for the year ending December 31, 2009.

Borrowings under the Company's line of credit increased $15.9 million since December 31, 2005 from $254.6 million to $270.5 million primarily due to the repurchases of its common stock, the acquisition of Financialware, Inc and the acquisition of the minority interests of Cavion LLC. Other contractual obligations and commitments have not increased materially since December 31, 2005. See the 2005 Form 10-K with respect to the Company's other contractual obligations and commitments.

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

The Company believes cash flow will remain strong in all business units in 2006. The Company currently estimates that capital expenditures will range from $26 million to $29 million. The Company believes upfront contract payments in 2006 will be slightly lower than 2005 based on commitments in place at the beginning of the year. The Company currently expects depreciation and amortization in 2006 will approximate 2005 and that interest expense will be approximately $15 million. The Company also expects weighted average diluted shares outstanding will be approximately 27.0 million which reflects the impact of repurchases of common stock during the second quarter of 2006 and the effective income tax rate will be approximately 39.25%.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All financial instruments held by the Company are held for purposes other than trading with the exception of $7.9 million of assets related to a nonqualified deferred compensation plan held in a trust. The Company is exposed primarily to market risks related to interest rates and equity prices.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. In order to manage its exposure to fluctuations in interest rates, the Company from time to time has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. These derivative financial instruments are viewed as risk management tools and, when used, are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. As of June 30, 2006, there were no interest rate swap agreements in effect. At June 30, 2006, the Company had outstanding variable rate debt of $270.5 million. The impact on quarterly results of operations of a hypothetical one-point interest rate change on the outstanding debt as of June 30, 2006 would be approximately $410,000.

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

The fair value of the Company's available-for-sale investments is primarily affected by fluctuations in the market price for the common stock of Mitek Systems, Inc. The change in market value has been accounted for as a component of other comprehensive income. The following presents the Company's investment in Mitek reflecting the high and low closing market prices during the period subsequent to the date of the investment (February 22, 2005) to June 30, 2006:

                                  Carrying
(In thousands)                     Value (a)       High (b)       Low (b)
-----------------------------------------------------------------------------
Investment in Mitek                $2,316          $3,921        $1,179

(a) Based on market value as of June 30, 2006 (b) Based on quoted market prices

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, such officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting

On January 31, 2006, HFS acquired Financialware, Inc. ("Financialware") for approximately $7.0 million in a cash for equity transaction. For more details on this acquisition, see Note 3 to the Condensed Consolidated Financial Statements. The Company has not evaluated any changes in internal control over financial reporting associated with this acquisition, and, therefore, any material changes that might result are not included in this report. The Company will disclose any material changes resulting from this acquisition within the annual assessment reports of internal control over financial reporting that are required to include them. The total assets of the acquisition constitute approximately 1.0% of consolidated assets as of June 30, 2006.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter ended June 30, 2006, the Company made the following purchases of common stock:

                                                    Total
                                                  Number of    Maximum
                                                   Shares     Number of
                              Total     Average  Purchased      Shares
                             Number      Price   as Part of    Remaining
                               of        Paid     Publicly       Under
                             Shares       Per    Announced    Authorized
Period                      Purchased    Share   Program(1)    Program
------------------------------------------------------------------------
April 1 - April 30                 -    $    -           -     2,492,900
May 1   - May 31             336,400     42.00     336,400     2,156,500
June 1  - June 30            381,000     42.81     381,000     1,775,500
------------------------------------------------------------------------
Total                        717,400    $42.43     717,400     1,775,500
========================================================================

(1) In December 2005, the Board of Directors authorized the purchase of 3,000,000 shares of its outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During the second quarter of 2006, the Company purchased 717,400 shares of its common stock for a total cost of $30.4 million or an average cost of $42.43 per share. As of June 30, 2006, 1,775,500 shares remained under the current authorization.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of the Company was held on April 27,
2006.

(b) At the Annual Meeting William S. Antle III, Robert J. Clanin, John D. Johns and Eileen M. Rudden were elected for three-year terms expiring in 2009. The Directors whose terms continued after the Annual Meeting are Richard K. Lochridge, John J. McMahon, Jr., G. Harold Northrop, Larry L. Prince, Jesse J. Spikes and Timothy C. Tuff.

(c) A brief description of each matter voted upon and the results of the voting are as follows:

         (1) Election of Directors for Three-Year Term:

         William S. Antle III
                  Voting for                22,205,580
                  Withheld                   1,750,636

         Robert J. Clanin
                  Voting for                23,885,356
                  Withheld                      70,860

         John D. Johns
                  Voting for                14,663,452
                  Withheld                   9,292,764

         Eileen M. Rudden
                  Voting for                23,885,506
                  Withheld                      70,710

         (2) Ratification of the appointment of Deloitte & Touche LLP as
             Auditors:

                  For                       23,621,380
                  Against                      332,679
                  Abstentions and
                    Broker Non-Votes             2,157

         (3) Approval of the 2006 Stock Incentive Plan:

                  For                       14,085,963
                  Against                    8,230,175
                  Abstentions and
                    Broker Non-Votes           116,609


ITEM 5.  OTHER INFORMATION

Effective on April 27, 2006, upon approval by the shareholders of the Company at its 2006 Annual Meeting of Shareholders (the "Annual Meeting"), the Company adopted the John H. Harland Company 2006 Stock Incentive Plan (the "Incentive Plan"). The text of the Incentive Plan is set forth in Exhibit A to the Company's Definitive Proxy Statement for the Annual Meeting, as filed with the Securities and Exchange Commission (the "Commission") on March 27, 2006 (the "Proxy Statement"), which text is hereby incorporated into this Item 5 by reference, and a copy of the Incentive Plan is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

10.1 * John H. Harland Company 2006 Stock Incentive Plan (Exhibit A to registrant's Definitive Proxy Statement, filed March 27, 2006).

10.2 * Amended and Restated Credit Agreement dated as of July 3, 2006 among Registrant and the Lenders named therein (Exhibit 10.1 to Registrant's
          Current Report on Form 8-K filed July 10, 2006).

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

                                          JOHN H. HARLAND COMPANY



Date:  August 8, 2006                  By: /s/ J. Michael Riley
                                          -----------------------------
                                          J. Michael Riley
                                          Vice President and Controller
                                          (Duly Authorized Officer and
                                          Chief Accounting Officer)

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

10.1 * John H. Harland Company 2006 Stock Incentive Plan (Exhibit A to registrant's Definitive Proxy Statement, filed March 27, 2006).

10.2 * Credit Agreement dated as of July 3, 2006 among Registrant, the lenders named therein, and Wachovia Bank, National Association, as Administrative Agent. (Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 10, 2006).

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