Form 10-Q
period 2006-09-29
HARLAND JOHN H CO
filed 2006-11-07
CIK 45599

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 29, 2006

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

The number of shares of the registrant's common stock outstanding on October 27, 2006 was 25,547,276.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS  . . . . . . . . . . . . . .    3
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME  . . . . . . . . . . .    5
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  . . . . . . . . .    6
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . .    7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . .   22

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    35

  ITEM 4.  CONTROLS AND PROCEDURES   . . . . . . . . . . . . . . . . .   35

PART II.   OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . .   36

  ITEM 1A. RISK FACTORS. . . . . . . . . . . . . . . . . . . . . . . .   36

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   36

  ITEM 6.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . .   37

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                     ------

(In thousands)                          September 29,    December 31,
                                            2006            2005
----------------------------------------------------------------------
Current Assets:

Cash and cash equivalents               $   9,700       $   10,298
Accounts receivable - net                  82,342           82,155
Inventories                                19,565           20,397
Deferred income taxes                      10,842            8,257
Income taxes receivable                     5,439            5,163
Prepaid expenses                           20,394           16,291
Other                                       7,083           12,014
----------------------------------------------------------------------
Total current assets                      155,365          154,575
----------------------------------------------------------------------

Other Assets:

Investments                                11,594           10,730
Goodwill - net                            369,346          357,243
Intangible assets - net                   107,185          116,477
Developed technology and content           21,573           25,317
Upfront contract payments - net            44,637           45,993
Other                                       4,374            4,896
----------------------------------------------------------------------
Total investments and other assets        558,709          560,656
----------------------------------------------------------------------

Property, plant and equipment             362,773          354,935
Less accumulated depreciation
  and amortization                        271,729          250,317
----------------------------------------------------------------------
Property, plant and equipment - net        91,044          104,618
----------------------------------------------------------------------

Total                                   $ 805,118        $ 819,849
======================================================================

See Notes to Condensed Consolidated Financial Statements.


                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

(In thousands, except share and         September 29,    December 31,
per share amounts)                          2006            2005
----------------------------------------------------------------------
Current Liabilities:

Accounts payable                        $  35,817        $  38,822
Deferred revenues                          79,640           72,245
Current maturities of long-term debt          164            5,448
Accrued liabilities:
  Salaries, wages and employee benefits    32,597           44,343
  Taxes                                     9,309           10,664
  Customer incentives                      13,559           12,075
  Other                                    17,853           22,516
----------------------------------------------------------------------
Total current liabilities                 188,939          206,113
----------------------------------------------------------------------

Long-Term Liabilities:

Long-term debt                            272,323          250,116
Deferred income taxes                       1,423            9,148
Other                                      39,318           35,330
----------------------------------------------------------------------
Total long-term liabilities               313,064          294,594
----------------------------------------------------------------------
Total liabilities                         502,003          500,707
----------------------------------------------------------------------
Shareholders' Equity:

Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued        -                -
Common stock, authorized 144,000,000
  shares of $1.00 par value,
  37,907,497 shares issued                 37,907           37,907
Additional paid-in capital                 14,406            2,612
Retained earnings                         582,694          540,894
Accumulated other comprehensive loss        1,120            1,253
----------------------------------------------------------------------
                                          636,127          582,666
Less 12,379,155 and 10,707,645 shares
  in treasury - at cost,
  respectively                            333,012          263,524
----------------------------------------------------------------------
Total shareholders' equity                303,115          319,142
----------------------------------------------------------------------

Total                                   $ 805,118        $ 819,849
======================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                          Three Month Periods Ended  Nine Month Periods Ended
(In thousands, except        Sep 29,     Sep 30,       Sep 29,    Sep 30,
per share amounts)            2006        2005          2006        2005
---------------------------------------------------------------------------
Sales:
Product sales              $ 191,786   $ 202,547     $ 595,942   $ 565,689
Service sales                 64,812      58,104       193,534     150,208
---------------------------------------------------------------------------
Total sales                  256,598     260,651       789,476     715,897

Cost of sales:
Cost of products sold         98,379     105,654       308,469     300,293
Cost of services sold         30,421      26,874        89,530      63,533
---------------------------------------------------------------------------
Total cost of sales          128,800     132,528       397,999     363,826

---------------------------------------------------------------------------
Gross Profit                 127,798     128,123       391,477     352,071
Selling, general and
  administrative expenses     92,402      91,438       279,181     250,944
Amortization of intangibles    3,935       4,126        12,061       7,533
---------------------------------------------------------------------------
Income From Operations        31,461      32,559       100,235      93,594
---------------------------------------------------------------------------
Other Income (Expense):
Interest expense              (4,381)     (3,258)      (12,274)     (6,583)
Other - net                      286         805         1,152       1,263
---------------------------------------------------------------------------
Total                         (4,095)     (2,453)      (11,122)     (5,320)
---------------------------------------------------------------------------
Income before income taxes
  and cumulative effect of
  change in accounting
  principle                   27,366      30,106        89,113      88,274
Income taxes                  10,740      11,555        34,978      33,659
---------------------------------------------------------------------------
Income before cumulative
  effect of change in
  accounting principle        16,626      18,551        54,135      54,615
Cumulative effect of change
  in accounting principle,
  net of taxes                     -           -           345           -
---------------------------------------------------------------------------
Net Income                    16,626      18,551        54,480      54,615
===========================================================================
Weighted Average Shares
  Outstanding:
    Basic                     25,643      27,533        26,163      27,262
    Diluted                   26,335      28,428        26,911      28,127
===========================================================================
Earnings Per Common Share:
  Income before cumulative
    effect of change in
    accounting principle:
      Basic                $    0.65   $    0.67     $    2.07   $    2.00
      Diluted              $    0.63   $    0.65     $    2.01   $    1.94
  Net Income:
      Basic                $    0.65   $    0.67     $    2.08   $    2.00
      Diluted              $    0.63   $    0.65     $    2.02   $    1.94
===========================================================================
Cash Dividends Per
  Common Share             $    0.175  $    0.15     $    0.475  $    0.40
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Nine Month Periods Ended
                                                         Sep 29,      Sep 30,
(In thousands)                                            2006         2005
-------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                            $  54,480    $  54,615
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                           25,904       27,417
  Amortization of upfront contract payments              23,622       24,925
  Other amortization                                     17,519       11,749
  Cumulative effect of change in accounting
    principle, net of taxes                                (345)           -
  (Gain) loss on disposal of assets - net                    (7)           6
  Stock-based compensation                                8,527        4,067
  Tax benefits from stock-based compensation                  -        4,631
  Deferred income taxes                                  (5,450)      (1,930)
  Other                                                     701          788
  Change in assets and liabilities, net of effects of
    businesses acquired:
    Accounts receivable                                    (211)      (2,138)
    Inventories and other current assets                    (85)        (408)
    Deferred revenues                                     8,192        8,985
    Accounts payable and accrued liabilities            (23,108)     (17,598)
    Upfront contract payments                           (22,266)     (23,683)
-----------------------------------------------------------------------------
Net cash provided by operating activities                87,473       91,426
-----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (16,555)     (16,528)
Proceeds from sale of property, plant and equipment         419        3,630
Payment for acquisition of businesses -
  net of cash acquired                                  (10,115)    (238,987)
Long-term investments and other                            (296)      (2,782)
-----------------------------------------------------------------------------
Net cash (used in) investing activities                 (26,547)    (254,667)
-----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Credit facility borrowings                              370,688      458,553
Credit facility payments                               (353,415)    (292,207)
Repurchases of stock                                    (75,434)      (4,211)
Issuance of treasury stock                                9,445       13,707
Dividends paid                                          (12,579)     (11,089)
Distribution of minority interests in
  Cavion operations                                      (1,016)           -
Tax benefits from stock-based compensation                1,891            -
Other - net                                              (1,104)        (510)
-----------------------------------------------------------------------------
Net cash (used in) provided by financing activities     (61,524)     164,243
-----------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents           (598)       1,002
Cash and cash equivalents at beginning of period         10,298        9,214
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $   9,700    $  10,216
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 2006
                                   (Unaudited)

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes" an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Intepretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of this standard.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R" ("SFAS 158"). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006 (the Company's current fiscal year). Utilizing current assumptions, which may change by the December 31, 2006 measurement date, the Company anticipates an approximate $3.1 million after-tax decrease to accumulated other comprehensive income, which would result in a reduction to stockholders' equity. SFAS 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expresses SEC staff views regarding the process of quantifying and evaluating the materiality of misstatements in financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material impact on its results from operations or financial position.

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

                                                Three Month   Nine Month
                                               Period Ended  Period Ended
(In thousands, except                             Sep 30,       Sep 30,
per share amounts)                                 2005          2005
-----------------------------------------------------------------------
Net income:
  As reported                                    $18,551       $54,615
  Add: stock-based compensation expense
    included in reported net income,
    net of tax                                     1,106         2,481
  Deduct: stock-based compensation expense
    determined under the fair value based
    method for all awards, net of tax             (2,190)       (5,360)
-----------------------------------------------------------------------
Pro forma net income                             $17,467       $51,736
=======================================================================

Earnings per common share:
  As reported
    Basic                                        $  0.67       $  2.00
    Diluted                                      $  0.65       $  1.94
  Pro forma
    Basic                                        $  0.63       $  1.90
    Diluted                                      $  0.61       $  1.84


The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management's judgment. The Company's volatility is based upon historical volatility of the Company's stock unless management has reason to believe that future volatility will differ from the past. The expected term for grants under SFAS 123(R) is derived using the simplified method which is the average of the weighted average vesting period and the contractual term. The risk-free rate is based on the yield on the zero coupon U.S. Treasury in effect at the time of grant based on the expected term of the option. The fair value of restricted stock awards is based on the market value at the date of grant.

The Company uses a lattice option-pricing model to estimate the value of cash-settled share appreciation rights ("cash-settled SARs") due to certain features included in those awards that are not anticipated in a Black-Scholes option-pricing model. The lattice option-pricing model incorporates assumptions as to dividend yield, volatility, risk-free interest rate and a post-vesting termination rate. Many of these assumptions require management's judgment. The dividend yield, volatility and risk-free interest rates are determined in the same manner as assumptions used in the Black-Scholes option-pricing model. The expected life is derived from the output of the binomial lattice model and represents the period of time that the cash-settled SARs are expected to be outstanding. The post-vesting termination rate is estimated based on the Company's past experience with its stock option awards. Cash-settled SARs are liability-classified awards which are remeasured to fair value at each reporting date.

Shares issued under stock compensation plans are issued from the Company's treasury shares. In December 2005, the Company's board of directors approved a plan to repurchase 3,000,000 shares. Shares purchased may be held in treasury, used for acquisitions, used to fund the Company's stock-based benefit and compensation plans or for other corporate purposes. During the nine months ended September 29, 2006, the Company repurchased 726,000 shares under this plan. Although the Company currently has authority to purchase additional shares under this plan for the purposes stated above, the timing and extent of such purchases during the remainder of 2006, if any, is dependent upon a number of factors making it difficult to estimate the number of shares that may be purchased during this period.

Upon the adoption of SFAS 123(R) the Company recognized a benefit of $0.6 million ($0.3 million after tax) as the cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01 for the nine month period ended September 29, 2006.

As a result of the SFAS 123(R) requirements, stock-based compensation costs increased $1.8 million and $4.7 million before income taxes, or $0.04 and $0.11 per diluted share, in the three and nine month periods ended September 29, 2006, respectively.

Reclassifications

Prior to 2006, the Company included substantially all stock compensation expense and a 401(k) plan performance contribution as a corporate expense classified within selling, general and administrative expenses. In conjunction with the adoption of SFAS 123(R) and pursuant to SEC Staff Accounting Bulletin No. 107, the Company elected to include stock compensation and the 401(k) plan performance contribution expense in results of operations of the related business segment and to classify a portion of these expenses to cost of goods sold based on the activities of individuals within the business segment that are participants in these compensation programs. Prior periods have been reclassified to conform to these changes. This reclassification to prior periods had no impact on net income or on shareholders' equity as previously reported.

During the third quarter of 2006, the Company reassigned certain business operations including card products, educational services and fraud payment prevention solutions from the Software & Services business segment to the Printed Products business segment. During the second quarter of 2006, the Company transferred certain business operations related to on-site check printing systems from the Software & Services business segment to the Printed Products business segment. Accordingly, prior period results have been reclassified to conform to the 2006 classifications (see Note 13).

Research and Development

For the three and nine month periods ended September 29, 2006, the Company incurred research and development costs of $6.0 million and $19.3 million, respectively. For the three and nine month periods ended September 30, 2005, research and development costs totaled $5.9 million and $17.6 million, respectively. These costs are included in operating expenses.

3.   Acquisitions

All acquisitions in 2006 and 2005 were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of each acquired business have been included in the Company's operations beginning as of the date of the particular acquisition. At September 29, 2006, $7.1 million was being held in escrow to satisfy indemnification claims which may be asserted by the Company under the terms of the purchase agreements.

2006 Acquisitions

On April 28, 2006, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired the remaining 20% of equity interests in Cavion LLC ("Cavion") from outside investors for approximately $4.2 million in cash, including $1.0 million for the net minority interest of Cavion's operations and acquisition costs. The transaction increased HFS's equity ownership in Cavion to 100%. The previous 80% ownership in Cavion had been obtained as a result of the Liberty acquisition in June 2005. The Cavion operation includes web design, web hosting and Internet banking services and provides financial institutions with a private secure network to conduct business with vendors and customers. The results of Cavion's operations have been included in the Company's operations since the Liberty acquisition. The net minority interest portion of Cavion's operations was included in the other-net caption on the condensed consolidated statements of income. Prior to the acquisition of the remaining 20% equity interest in Cavion, the Company had approximately $1.0 million of Cavion-related minority interests included in the other long-term liabilities caption of the condensed consolidated balance sheet.

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

The estimated fair value of assets and liabilities at the acquisition date for both acquisitions consisted of goodwill of $7.6 million of which $4.9 million is expected to be deductible for tax purposes, other intangible assets of $4.0 million (estimated weighted average useful life of nine years), which included $1.2 million in developed technology (estimated weighted average useful life of six years), and $2.8 million in customer lists (estimated weighted average useful life of 11 years), other assets of $0.7 million and assumed liabilities of $2.1 million.

The allocation of purchase price is preliminary and subject to refinement as the Company finalizes the valuation of certain assets and liabilities. The pro forma effects of these acquisitions were not material to the Company's results of operations.

2005 Acquisitions

On June 10, 2005, the Company acquired substantially all of the assets of Liberty Enterprises, Inc. ("Liberty") for approximately $161.6 million in cash, including acquisition costs. Liberty was a provider of checks, marketing services, card services, education and e-commerce solutions primarily to credit unions. The addition of Liberty expanded the Company's presence among credit unions, and management believes that the combined range of products and services positions the Company to be a preferred partner for credit unions across the country.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition dates during 2005 (in thousands):

                                               Weighted Average
                                                  Useful Life
                                        Value       in Years
---------------------------------------------------------------
Current assets                        $ 25,901
Property, plant and equipment           10,483
Goodwill                               130,187
Intangibles:
  Customer lists              103,300                 18.7
  Developed technology         12,640                  5.0
  Trademarks                    7,600                  5.4
                              --------
Total intangibles                      123,540
Other assets                             1,439
---------------------------------------------------------------
    Total assets acquired              291,550
---------------------------------------------------------------
Current liabilities                     37,233
Deferred income taxes                   10,565
Other                                    4,177
---------------------------------------------------------------
    Total liabilities assumed           51,975
---------------------------------------------------------------
Net assets                            $239,575
===============================================================


The allocation of the purchase price includes $8.4 million for actions taken for the integration of Liberty operations.

The allocations of purchase price resulted in $130.2 million allocated to goodwill of which $60.5 million is expected to be deductible for tax purposes. Goodwill of $60.0 million and $70.2 million was assigned to the Company's Printed Products and Software & Services business segments, respectively. The principal factor affecting the purchase price, which resulted in the recognition of goodwill, was the fair value of the going-concern element of the Liberty and Intrieve businesses, which includes the assembled workforces and synergies that are expected to be achieved.

The following pro forma summary presents information as if the acquisitions of the businesses acquired in 2005 occurred at the beginning of 2005 (in thousands, except per share amounts):

                                      Three Month     Nine Month
                                     Period Ended   Period Ended
                                         Sep 30,        Sep 30,
                                          2005           2005
------------------------------------------------------------------
Net Sales                             $ 260,651      $ 792,917
Net Income                            $  18,551      $  48,327

Earnings per common share:
  Basic                               $    0.67      $    1.77
  Diluted                             $    0.65      $    1.72


The pro forma summary for the period presented includes adjustments for changes in levels of amortization of intangible assets, interest income, interest expense, and income taxes. The pro forma results for the nine month period ended September 30, 2005 include $12.7 million of nonrecurring acquisition-related expenses incurred by the acquired operations prior to the business combinations. The Company expects to realize operating synergies with the acquired operations. This pro forma information does not reflect any such potential synergies. The pro forma summary does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results.

4.   Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the nine month period ended September 29, 2006 are as follows (in thousands):

                         Printed   Software &
                        Products    Services     Scantron   Consolidated
------------------------------------------------------------------------
Balances as of
  December 31, 2005      $ 83,267   $230,585      $ 43,391    $357,243
Goodwill acquired
  in 2006                       -      7,646             -       7,646
Purchase price
  allocation adjustments    1,399      3,058             -       4,457
------------------------------------------------------------------------
Balances as of
  September 29, 2006     $ 84,666   $241,289      $ 43,391    $369,346
========================================================================


Intangible assets with definitive lives were comprised of the following (in thousands):

               September 29, 2006                December 31, 2005
------------------------------------------------------------------------
             Gross                 Net        Gross                Net
            Carrying    Accum.  Carrying    Carrying   Accum.   Carrying
             Amount     Amort.   Amount      Amount    Amort.    Amount
------------------------------------------------------------------------
Developed
 technology  $ 46,905 $(26,439) $ 20,466    $ 45,834  $(22,030) $ 23,804
Customer
 Lists        136,105  (36,824)   99,281     133,305   (26,143)  107,162
Trademarks     11,347   (3,443)    7,904      11,400    (2,085)    9,315
Content         1,900     (793)    1,107       2,300      (787)    1,513
------------------------------------------------------------------------
  Total      $196,257 $(67,499) $128,758    $192,839  $(51,045) $141,794
========================================================================


Amortization of developed technology and content is included in the cost of sales caption on the statements of income. Aggregate amortization expense for intangible assets totaled $16.9 million and $11.4 million for the nine month periods ended September 29, 2006 and September 30 2005, respectively.

The estimated future intangible amortization expense as of September 29, 2006 is as follows (in thousands):

Year                                                     Amount
--------------------------------------------------------------------
Remaining 2006                                          $  5,523
2007                                                      21,051
2008                                                      17,947
2009                                                      14,801
2010                                                      12,993
Thereafter                                                56,443
--------------------------------------------------------------------
Total                                                   $128,758
====================================================================


5.   Integration and Reorganization Actions

Upon the acquisition of Liberty, an integration plan for the Liberty operations was developed that included the consolidation of six Liberty facilities into the Company's existing network of regional production facilities and the elimination of duplicate selling, general and administrative expenses. As of September 29, 2006, costs of $8.4 million were recorded for actions taken related to the integration of Liberty operations. These costs were primarily for severance benefits and lease abandonment charges.

The following table presents the cumulative net costs of these actions incurred through September 29, 2006 (in thousands):

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
================================================================

The following table reconciles the beginning and ending liability balances for the nine month period ended September 29, 2006 related to the integration plan and are included in the other accrued liabilities captions on the balance sheet (in thousands):

                                        Charged to       Utilized
                                    ----------------- ----------------
                         Beginning          Costs and                    Ending
                           Balance  Goodwill Expenses   Cash  Non-Cash  Balance
-------------------------------------------------------------------------------
Liberty integration:
  Employee severance      $ 2,942   $     6   $  29   $(2,277)  $   -   $   700
  Contract termination
    costs related to
    leaseholds              1,339       (50)      -      (508)      -       781
Other                           -     1,176       -    (1,135)      -        41
-------------------------------------------------------------------------------
Total                     $ 4,281   $ 1,132   $  29   $(3,920)  $   -   $ 1,522
===============================================================================


6.   Inventories

As of September 29, 2006 and December 31, 2005, inventories consisted of the following (in thousands):

                                         September 29,      December 31,
                                             2006              2005
----------------------------------------------------------------------
Raw materials                             $ 15,827          $ 17,739
Work in progress                             1,486               596
Finished goods                               2,252             2,062
----------------------------------------------------------------------
Total                                     $ 19,565          $ 20,397
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

At September 29, 2006, the Company had $271.9 million in outstanding cash borrowings under the Credit Facility, $5.2 million in outstanding letters of credit and $172.9 million available for borrowing under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at September 29, 2006 was 5.84%.

8.   Income Taxes

The Company's consolidated effective income tax rates were 39.3% and 38.1% for the first nine months of 2006 and the first nine months of 2005, respectively. The increase in the effective income tax rate for the first nine months of 2006 was primarily due to the expiration of the IRC Section 936 U.S. tax credit for the Company's operations in Puerto Rico and a higher state income tax rate reflecting the impact of recent acquisitions.

9.   Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 5,100,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may exercise an option to purchase common stock through payroll deductions. The option price is 85% of the lower of the beginning- or end-of-quarter market price. During the three months ended September 29, 2006, employees exercised 49,774 options to purchase stock at a price of $31.41. At September 29, 2006, there were 44,862 shares of common stock reserved for issuance under the ESPP. The Company recognized ESPP related compensation expense of $0.4 million and $1.2 million for the three and nine months ended September 29, 2006, respectively.

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

In April 2006, the Company's shareholders approved the 2006 Incentive Stock Plan which authorizes the issuance of up to 3,000,000 shares. Under the 2006 Plan, the Company may award stock options, restricted stock, SARs and performance share units under the Plan to any employee of the Company. Under this plan, the Company has granted stock options and cash-settled SARs, both of which vest 25% per year on the grant date anniversary and expire after seven years, if unexercised. The cash-settled SARs are subject to a cap represented by a target price ("Target Price") and require automatic settlement of vested portions of the awards in the event the closing stock price meets or exceeds the Target Price for 10 consecutive business days. The cash-settled SARs entitle employees to receive a payment from the Company for the excess of the fair market value of a share as of the date of settlement over the grant price per share, but subject to the Target Price limit.

As of September 29, 2006, there were 5,728,336 shares of common stock reserved for issuance under these stock option plans.

Restricted stock grants prior to April 2004 generally vested over a period of five years, subject to earlier vesting if the Company's common stock outperformed the S&P 500 in two of three consecutive years. Commencing in April 2004, restricted stock grants do not contain the accelerated performance-related vesting described above and generally vest ratably over five years or, in the case of certain officers, vest on the third, fourth and fifth anniversary dates at the rate of one third on each such date. The certificates covering the restricted stock are not issued until the restrictions lapse. The shares have all the rights of holders of common stock, including the right to receive cash dividends, but are not transferable. The restricted stock is generally forfeited if the employee terminates for any reason prior to the lapse in restrictions, other than death or disability.

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

In April 2005, the CEO was granted stock options to purchase 500,000 shares of stock at a price of $37.59. These stock options have a ten-year life and vest ratably over five years beginning December 1, 2005.

A summary of stock option transactions for the nine months ended September 29, 2006 follows:

                                                       Weighted
                                             Weighted   Average    Aggregate
                                             Average   Remaining   Intrinsic
                                             Exercise Contractual   Value
                                   Shares      Price     Term       (000)
-----------------------------------------------------------------------------
Outstanding - December 31, 2005   2,709,090  $  25.14
  Granted                           724,150     41.10
  Exercised                        (231,235)    20.59
  Forfeited                        (169,730)    30.34
-----------------------------------------------------------------------------
Outstanding - September 29, 2006  3,032,275  $  29.01     5.8     $ 26,161
=============================================================================
Exercisable - September 29, 2006  1,638,385  $  23.38     4.8     $ 21,541
=============================================================================


During the nine month periods ended September 29, 2006 and September 30, 2005, the total intrinsic value of options exercised was $4.2 million and $11.9 million, respectively, and the total amount of cash received from the exercise of these options was $4.8 million and $10.2 million, respectively. During the nine month periods ended September 29, 2006 and September 30, 2005, the Company recognized an excess tax benefit of $1.6 million and $4.6 million, respectively, from stock option exercises.

A summary of cash-settled SAR transactions for the nine months ended September 29, 2006 follows:

                                                       Weighted
                                              Weighted  Average
                                             Average   Remaining
                                             Exercise Contractual
                                   Shares      Price     Term
----------------------------------------------------------------------
Outstanding - December 31, 2005           -  $      -
  Granted                           375,850     41.34
  Forfeited                         (22,650)    41.45
----------------------------------------------------------------------
Outstanding - September 29, 2006    353,200  $  41.34     6.6
======================================================================
Exercisable - September 29, 2006          -  $      -       -
======================================================================


A summary of restricted stock transactions for the nine months ended September 29, 2006, follows:

                                                            Weighted
                                                             Average
                                                            Grant Date
                                                               Fair
                                                Shares        Value
----------------------------------------------------------------------
Outstanding - December 31, 2005                673,760       $ 35.41
  Granted                                       33,875         37.85
  Restricted stock vested                     (107,318)        35.05
  Forfeited                                    (97,279)        34.73
----------------------------------------------------------------------
Outstanding - September 29, 2006               503,038       $ 35.78
======================================================================


The total fair value of restricted stock grants that vested during the nine month periods ended September 29, 2006 and September 30, 2005 was $4.4 million and $2.4 million, respectively. During the nine month period ended September 29, 2006, the Company recognized an excess tax benefit of $0.2 million from vested restricted stock.

Directors Deferred Stock Compensation Plans

The Company has deferred compensation plans for its non-employee directors covering a maximum of 400,000 shares. At September 29, 2006 and September 30, 2005 there were 369,716 and 372,097 shares, respectively, reserved for issuance of which 207,384 and 179,121 shares, respectively, were allocated but unissued. The remaining 162,332 and 192,976 shares, respectively, were reserved and unallocated under those plans.

Stock Compensation Costs

The following table presents the classification of stock-based compensation included in the Company's condensed consolidated statements of income for the three and nine month periods ended September 29, 2006 and September 30, 2005 (in thousands):

                                Three Month                Nine Month
                               Periods Ended             Periods Ended
                             Sep 29,     Sep 30,       Sep 29,     Sep 30,
                              2006        2005          2006        2005
---------------------------------------------------------------------------
Cost of sales              $    458   $    140       $  1,088   $     274
Selling, general and
  administrative              2,174      1,674          7,439       3,794
---------------------------------------------------------------------------
Stock-based compensation      2,632      1,814          8,527       4,068
Less income tax benefits     (1,033)      (708)        (3,347)     (1,587)
---------------------------------------------------------------------------
Stock-based compensation,
  net of income tax
  benefits                 $  1,599   $  1,106       $  5,180   $   2,481
===========================================================================


At September 29, 2006, unrecognized stock-based compensation costs related to nonvested awards was $29.9 million, which is expected to be recognized over a weighted average period of 3.0 years.

Estimation of Fair Value

The following presents the estimated weighted average fair values of stock options granted and the weighted average assumptions used under the Black-Scholes option pricing model during the indicated periods:

                                      Nine Month Periods Ended
                                  Sep 29, 2006     Sep 30, 2005
-----------------------------------------------------------------
Weighted-average fair value          $ 11.40          $ 10.82

Expected life in years                  4.8              5.0
Risk-free interest rate                 4.9%             4.0%
Expected volatility                    27.1%            31.8%
Expected dividend yield                 1.5%             1.9%


The following presents the estimated weighted average fair values of cash-settled SAR granted and the weighted average assumptions used under the binomial option pricing model as of September 29, 2006:

                                      As of
                                  Sep 29, 2006
------------------------------------------------
Weighted-average fair value          $  4.48

Risk-free interest rate                 4.6%
Expected volatility                    34.9%
Expected dividend yield                 1.5%


10.  Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments and unrealized gains (losses) on investments. Total comprehensive income for the three and nine month periods ended September 29, 2006 and September 30, 2005 was as follows (in thousands):

                               Three Month             Nine Month
                              Periods Ended          Periods Ended
                            Sep 29,     Sep 30,    Sep 29,     Sep 30,
                             2006        2005       2006        2005
---------------------------------------------------------------------
Net income:                $16,626     $18,551    $54,480     $54,615
Other comprehensive
  income (loss):
  Foreign exchange
    translation adjustments     23         264        253         136
  Unrealized gains (losses)
    on investments, net
    of $(163), $(60), $257,
    and $(141) in tax
    benefits (provisions)      244          90       (386)        212
 ---------------------------------------------------------------------
Comprehensive income       $16,893     $18,905    $54,347     $54,963
======================================================================

11.  Earnings per Common Share

The computation of basic and diluted earnings per share for the three and nine month periods ended September 29, 2006 and September 30, 2005 is as follows (in thousands, except per share amounts):

                                 Three Month             Nine month
                               Periods Ended           Periods Ended
                              Sep 29,   Sep 30,       Sep 29,   Sep 30,
                               2006      2005          2006      2005
------------------------------------------------------------------------
Computation of basic earnings per common share:
Numerator
  Net Income                $ 16,626   $ 18,551     $ 54,480   $ 54,615
------------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding               25,444     27,361       25,971     27,098
  Weighted average deferred
    shares outstanding under
    non-employee directors
    compensation plan            199        172          192        164
------------------------------------------------------------------------
Weighted average shares
  outstanding - basic         25,643     27,533       26,163     27,262
------------------------------------------------------------------------
Earnings per share-basic    $   0.65   $   0.67     $   2.08   $   2.00
========================================================================

Computation of diluted earnings per common share:
Numerator
  Net Income                $ 16,626   $ 18,551     $ 54,480   $ 54,615
------------------------------------------------------------------------
Denominator
  Weighted average shares
    outstanding - basic       25,643     27,533       26,163     27,262
  Dilutive effect of stock
    options and restricted
    stock                        692        895          748        865
------------------------------------------------------------------------
Weighted average shares
  outstanding - diluted       26,335     28,428       26,911     28,127
------------------------------------------------------------------------
Earnings per share-diluted  $   0.63   $   0.65     $   2.02   $   1.94
========================================================================

The potentially dilutive common shares relate to options and restricted stock granted under stock compensation plans. Potentially dilutive common shares that were not included in the calculation of diluted earnings per share because they were anti-dilutive were 178,469 and 0 shares for the three month periods ended September 29, 2006 and September 30, 2005, respectively, and were 111,225 and 215 shares for the nine month periods ended September 29, 2006 and September 30, 2005, respectively.

12.  Postretirement Benefits

The Company sponsors two unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. The Company previously disclosed in its 2005 Form 10-K that it expected to contribute $1.5 million to its postretirement benefit plan in 2006. During the three and nine month periods ended September 29, 2006, the Company contributed $0.2 million and $0.6 million, respectively to the plans.

Net periodic postretirement costs for the three and nine month periods ended September 29, 2006 and September 30, 2005 are summarized as follows (in thousands):

                              Three Month                Nine Month
                             Periods Ended             Periods Ended
                            Sep 29,   Sep 30,         Sep 29,   Sep 30,
                             2006      2005            2006      2005
------------------------------------------------------------------------
Interest on APBO           $ 198      $ 321          $ 808      $   927
Net amortization             (37)        65            103          195
------------------------------------------------------------------------
Total                      $ 161      $ 386          $ 911      $ 1,122
========================================================================

13.  Business Segments

The Company operates its business in three segments. The Company has organized its business segments based on products, services and markets served. Each business segment has a division president who reports to the Company's Chief Executive Officer, the chief operating decision maker.

The Printed Products segment ("Printed Products") includes checks, direct marketing activities, fraud payment prevention solutions and analytical and educational services marketed primarily to financial institutions. The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions, thrifts and community banks and e-commerce solutions primarily to credit unions, lending and mortgage origination applications, mortgage servicing applications, branch automation applications and customer relationship management applications. The Scantron segment represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

The Company's operations are primarily in the United States and Puerto Rico. During the nine month periods ended September 29, 2006 and September 30, 2005, there were no significant intersegment sales. The Company does not have sales to any individual customer greater than 10% of total Company sales. Equity investments, as well as foreign assets and revenues, are not significant to the consolidated results of the Company. The Company's accounting policies for segments are the same as those described in Note 2.

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

Selected summarized financial information for the three and nine month periods ended September 29, 2006 and September 30, 2005 was as follows (in thousands):

                              Business Segment
                     -------------------------------
                     Printed   Software &               Corporate &    Consoli-
                    Products    Services    Scantron   Eliminations    dated
--------------------------------------------------------------------------------
For the three month periods ended:
  September 29, 2006
    Sales           $ 154,404   $  70,376    $ 31,905    $    (87)     $ 256,598
    Income (loss)      22,991       8,181       8,987     (12,793)        27,366

  September 30, 2005
    Sales           $ 164,511   $  65,316    $ 30,928    $   (104)     $ 260,651
    Income (loss)      23,231       8,018       9,205     (10,348)        30,106

For the nine month periods ended:
  September 29, 2006
    Sales           $ 493,485   $ 207,949    $ 88,728    $   (686)     $ 789,476
    Income (loss)      81,300      21,996      23,326     (37,509)        89,113

  September 30, 2005
    Sales           $ 455,652   $ 174,332    $ 86,469    $   (556)     $ 715,897
    Income (loss)      74,022      19,595      21,018     (26,361)        88,274

14.  Contingencies

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The Company operates its business in three segments. The Printed Products segment ("Printed Products") includes checks, direct marketing activities, fraud payment prevention solutions and analytical and education services marketed primarily to financial institutions.

The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions, thrifts and community banks and e-commerce solutions primarily to credit unions, lending and mortgage origination applications, mortgage servicing applications, branch automation applications and customer relationship management applications.

The Scantron segment ("Scantron") includes scanning equipment and software, scannable forms, survey solutions, testing and assessment tools, training and field maintenance services. Scantron sells these products and services to the education, commercial and financial institution markets.

Critical Accounting Policies

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 Form 10-K"), the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, impairment of long-lived assets, goodwill and other intangible assets, software and other developmental costs, income taxes and stock-based compensation. The Company believes there was no material change in its critical accounting policies during the nine-month period ended September 29, 2006, other than the change in accounting principle described below. See the 2005 Form 10-K for additional disclosure with respect to the Company's critical accounting policies.

Change in Accounting Principle

Effective, January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)"), "Share-Based Payment," which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period (generally the vesting period of the equity grant). The Company amortizes stock-based compensation using the straight-line method. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R). In accordance with the requirements of the modified prospective method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation.

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

As a result of the SFAS 123(R) requirement to expense stock options, stock-based compensation costs increased $1.8 million and $4.7 million before income taxes, or $0.04 and $0.11 per diluted share, in the three and nine month periods ended September 29, 2006, respectively. The Company believes the adoption of SFAS 123(R) will continue to have a material effect on its future period results of operations and financial position dependent upon the level of awards granted. At September 29, 2006, unrecognized stock-based compensation costs related to nonvested awards was $29.9 million, which is expected to be recognized over a weighted average period of 3.0 years. See Notes 2 and 9 to the Condensed Consolidated Financial Statements regarding the Company's accounting policies and other information pertaining to stock compensation plans.

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

The following table presents stock-based compensation included in the Company's condensed consolidated statements of income by classification and by business segment for the three and nine month periods ended September 29, 2006 and September 30, 2005 (in thousands):

                                   Three Month          Nine Month
                                  Periods Ended       Periods Ended
                                 Sep 29,  Sep 30,    Sep 29,   Sep 30,
                                  2006     2005       2006      2005
------------------------------------------------------------------------
Stock-based compensation
 included in:
  Cost of sales                  $  458   $  140     $1,088    $  274
  Selling, general and
    administrative                2,174    1,674      7,439     3,794
------------------------------------------------------------------------
Total stock-based compensation   $2,632   $1,814     $8,527    $4,068
========================================================================

Stock-based compensation
 included in:
  Printed Products               $  879   $  442     $2,371    $  972
  Software & Services               886      448      2,698       980
  Scantron                          (20)     298        626       731
  Corporate                         887      626      2,832     1,385
 -----------------------------------------------------------------------
Total stock-based compensation   $2,632   $1,814     $8,527    $4,068
========================================================================

Business Segment Changes

During the third quarter of 2006, the Company reassigned certain business operations including card products, educational services and fraud payment prevention solutions from the Software & Services business segment to the Printed Products business segment. During the second quarter of 2006, the Company transferred certain business operations related to on-site check printing systems from the Software & Services business segment to the Printed Products business segment. Accordingly, prior period results have been reclassified to conform to the 2006 classifications.

Significant Events

In July 2006, the Company entered into a new credit facility with a syndicate of banks increasing the amount from $412.5 million under the previous credit facility to $450.0 million. The new credit facility is comprised of a $362.5 million revolving loan and an $87.5 million term loan both of which mature in 2011.

On April 28, 2006, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired the remaining 20% equity interest in Cavion LLC ("Cavion") held by outside investors for approximately $4.2 million in cash. The transaction increased HFS's equity ownership in Cavion to 100%.

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

In March 2005, the Company was notified that a major customer in its Printed Products segment would not renew its contract that expired in March 2006. The annual sales under this contract were approximately $32 million with annual pre-tax operating income of approximately $10 million. The Company believes it has eliminated all variable costs associated with this customer and will adjust its infrastructure wherever possible to minimize the impact of fixed costs. This customer loss was effective during March 2006.

RESULTS OF OPERATIONS - THIRD QUARTER OF 2006 VERSUS THIRD QUARTER OF 2005

Sales

Consolidated sales and sales by segment for the three month periods ended September 29, 2006 and September 30, 2005 were as follows (in thousands):

                                 Three Month Periods Ended
                        September 29, 2006        September 30, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $154,404    60.2%         $164,511     63.1%
  Software & Services    70,376    27.4%           65,316     25.1%
  Scantron               31,905    12.4%           30,928     11.9%
  Eliminations              (87)   (0.0%)            (104)    (0.1%)
----------------------------------------------------------------------
Total                  $256,598   100.0%         $260,651    100.0%
======================================================================

Consolidated sales decreased $4.1 million, or 1.6%, in the third quarter of 2006 from the third quarter of 2005. Sales of products, which consist of all Printed Products sales (except analytical and education services), software licensing sales, scanning equipment and scannable forms and other products, decreased $10.7 million, or 5.3%, to $191.8 million in the third quarter of 2006 from $202.5 million in the third quarter of 2005. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services, increased $6.7 million, or 11.5%, to $64.8 million in the third quarter of 2006 from $58.1 million in the third quarter of 2005.

Printed Products sales decreased $10.1 million, or 6.1%, in the third quarter of 2006 from the third quarter of 2005. Imprint check printing operations were unfavorably impacted by a volume decrease of 9.9% partially offset by an average price per unit increase of 0.2%. The volume decrease was primarily attributable to a major customer loss in March 2006 and to general market volume decline related to alternative payments systems. The increase in average price per unit was primarily due to a price increase implemented during the first quarter of 2006 substantially offset by an increase in customer rebates and a decline in contract termination payments from $0.6 million received in the third quarter of 2005 to $0.2 million received in the third quarter of 2006. Sales of computer checks and related products increased 4.7% in the third quarter of 2006 compared to the third quarter of 2005 due primarily to increased volume through the financial institution channel and the promotion of premium delivery options. Sales of direct marketing activities increased 13.6% in the third quarter of 2006 compared to the third quarter of 2005 primarily due to operations acquired in the Liberty acquisition that have been aligned under direct marketing in 2006 and under checks in 2005 and increased volumes in legacy direct marketing activities.

Software & Services sales increased $5.1 million, or 7.7%, in the third quarter of 2006 from the third quarter of 2005. The increase in sales was due primarily to organic sales increases and to the Financialware acquisition. See Note 3 to the Condensed Consolidated Financial Statements regarding business acquisitions in 2006 and 2005. Excluding the impact of the acquisition, Software & Services sales increased approximately $2.4 million, or 3.5%, primarily due to increases in core systems and retail and lending solutions sales. Retail and lending solutions organic sales increased 7.2% or $2.2 million in the third quarter of 2006 compared to the third quarter of 2005 primarily due to increased sales of lending solutions and branch automation systems partially offset by a decrease in mortgage solutions sales. Core systems organic sales increased 1.0% or $0.3 million primarily due to higher processing fees and international revenue in banking core systems, higher sales in credit union systems and service bureau operations partially offset by customer losses in Intrieve operations.

At September 29, 2006, Software & Services backlog, which consists of contracted products and services prior to delivery, was $256.6 million, an increase of $10.8 million, or 4.4% compared to $245.8 million at the end of the third quarter of 2005, and decreased $1.9 million, or 0.7%, from $258.5 million at the end of the second quarter of 2006. The increase from the third quarter of 2005 was primarily in lending solutions and retail solutions partially offset by decreases in service bureau services and mortgage solutions. The decrease from the second quarter of 2006 was primarily in lending, retail and mortgage solutions. Approximately $96.6 million, or 37.6%, of the backlog at September 29, 2006 is expected to be delivered over the next twelve months and $160.0 million, or 62.4%, is expected to be delivered beyond the next twelve months due to the long-term nature of certain service contracts.

Scantron sales increased $1.0 million, or 3.2%, in the third quarter of 2006 from the third quarter of 2005 primarily due to sales of a new scanner product introduced in late 2005 and increased sales in testing and assessment software, standard forms, survey services and legacy optical mark reading equipment partially offset by decreases in custom data collection forms, and imaging software. Field service sales were essentially flat in the third quarter of 2006 compared to the third quarter of 2005. Scantron backlog at the end of the third quarter of 2006 was $22.8 million, an increase of 15.7% compared to $19.7 million at the end of the third quarter of 2005, and increased $5.6 million, or 32.6%, from $17.2 million at the end of the second quarter of 2006. Approximately $21.0 million of the backlog at September 29, 2006 is expected to be delivered within twelve months or less.

Gross Profit

Consolidated gross profit and gross profit by segment for the three month periods ended September 29, 2006 and September 30, 2005 were as follows (in thousands):

                                 Three Month Periods Ended
                        September 29, 2006        September 30, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 67,306    43.6%         $ 70,077     42.6%
  Software & Services    42,528    60.4%           39,988     61.2%
  Scantron               17,964    56.3%           18,058     58.4%
----------------------------------------------------------------------
Total                  $127,798    49.8%         $128,123     49.2%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products gross profit decreased $2.8 million, or 4.0%, in the third quarter of 2006 compared to the third quarter of 2005 and increased as a percentage of sales from 42.6% in the third quarter of 2005 to 43.6% in the third quarter of 2006. Sales decreases in checks largely accounted for the gross profit decrease in the third quarter of 2006 partially offset by sales increases in computer checks and related products. Printed Product's gross profit was unfavorably impacted by sales decreases related to the previously discussed customer loss and general volume erosion.

Software & Services gross profit increased $2.5 million, or 6.4%, in the third quarter of 2006 compared to the third quarter of 2005. The gross profit increase was due in part to business acquired in 2006, sales mix and lower costs in its other businesses. As a percentage of sales, Software & Services gross profit decreased to 60.4% in the third quarter of 2006 from 61.2% in the third quarter of 2005 due primarily to sales mix and costs of a user conference held during the third quarter of 2006.

Scantron gross profit decreased $0.1 million or 0.5%, in the third quarter of 2006 compared to the third quarter of 2005. The gross profit decrease was due primarily to a change in sales mix. As a percentage of sales, Scantron gross profit decreased from 58.4% for the third quarter of 2005 to 56.3% for the third quarter of 2006 primarily due to increased production costs for forms.

Selling, General & Administrative Expenses (SG&A)

Consolidated SG&A and SG&A by segment for the three month periods ended September 29, 2006 and September 30, 2005 were as follows (in thousands):

                                 Three Month Periods Ended
                        September 29, 2006         September 30, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)         Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $ 42,200     27.3%         $ 44,698     27.2%
  Software & Services    32,620     46.4%           30,111     46.1%
  Scantron                8,940     28.0%            8,762     28.3%
  Corporate               8,642                      7,867
----------------------------------------------------------------------
Total                  $ 92,402     36.0%         $ 91,438     35.1%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products SG&A decreased $2.5 million, or 5.6%, in the third quarter of 2006 from the third quarter of 2005. The decrease was primarily due in part to lower call center, selling, information technology and incentive compensation expenses in 2006 resulting from cost reduction initiatives partially offset by the impact of implementing SFAS 123(R), the new accounting pronouncement for stock-based compensation.

Software and Services SG&A increased $2.5 million, or 8.3%, in the third quarter of 2006 from the third quarter of 2005. The increase was primarily due to increased headcount, operations acquired in 2006, severance expenses related to cost reduction actions and the impact of implementing SFAS 123(R).

Scantron SG&A increased $0.2 million, or 2.0%, in the third quarter of 2006 from the third quarter of 2005. The increase was primarily due to an asset impairment charge during the third quarter of 2006 resulting from the decision to discontinue all new sales of an education planning software product and severance expenses related to cost reduction initiatives partially offset by lower product development costs and lower administrative expenses attributable largely to cost reductions implemented in late 2005 and 2006 and lower incentive compensation costs.

Corporate SG&A increased $0.8 million, or 9.9%, in the third quarter of 2006 from the third quarter of 2005. The increase was primarily due to the impact of implementing SFAS 123(R), an increase in headcount primarily for business development activities and information security services and an increase in professional fees. These increases were partially offset by a decrease in incentive compensation costs and by lower postretirement benefit costs.

Amortization of Intangibles

Amortization of intangible assets decreased $0.2 million, or 4.9%, to $3.9 million in the third quarter of 2006 from $4.1 million in the third quarter of 2005.

Consolidated Income from Operations

Income from operations decreased $1.1 million, or 3.4%, from $32.6 million in the third quarter of 2005 to $31.5 million in the third quarter of 2006, primarily due to lower gross profit and higher SG&A expenses.

Other Income (Expense)

Other Income (Expense) increased $1.6 million to an expense of $4.1 million in the third quarter of 2006 from an expense of $2.5 million in the third quarter of 2005. The increase was primarily due to an increase in interest expense which resulted from higher average interest rates in the third quarter of 2006 compared to the third quarter of 2005 and interest income in 2005 related to federal income tax refunds due to the Company partially offset by lower amounts of debt outstanding in the third quarter of 2006 compared to the third quarter of 2005.

Income Before Income Taxes and Cumulative Effect of Change in Accounting
Principle

Income before income taxes decreased $2.7 million, or 9.1%, to $27.4 million in the third quarter of 2006 from $30.1 million in the third quarter of 2005 due to decreased income from operations and increased interest expense.

Income Taxes

Effective income tax rates were 39.2% and 38.4% for the third quarter of 2006 and the third quarter of 2005, respectively. The increase in the effective tax rate for the third quarter of 2006 was primarily due to the expiration of the IRC Section 936 U.S. tax credit for the Company's operations in Puerto Rico and a higher state income tax rate reflecting the impact of recent acquisitions.

Net Income and Earnings Per Share

Net income in the third quarter of 2006 was $16.6 million compared to $18.6 million in the third quarter of 2005. Basic and diluted earnings per share were $0.65 and $0.63, respectively, for the third quarter of 2006 compared to basic and diluted earnings per share of $0.67 and $0.65, respectively, for the third quarter of 2005.

RESULTS OF OPERATIONS - YEAR TO DATE 2006 VERSUS YEAR TO DATE 2005

Sales

Consolidated sales and sales by segment for the nine month periods ended September 29, 2006 and September 30, 2005 were as follows (in thousands):

                                 Nine Month Periods Ended
                        September 29, 2006        September 30, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Total           Amount     Total
----------------------------------------------------------------------
  Printed Products     $493,485    62.5%         $455,652     63.6%
  Software & Services   207,949    26.4%          174,332     24.4%
  Scantron               88,728    11.2%           86,469     12.1%
  Eliminations             (686)   (0.1%)            (556)    (0.1%)
----------------------------------------------------------------------
Total                  $789,476   100.0%         $715,897    100.0%
======================================================================

Consolidated sales increased $73.6 million, or 10.3%, for the nine month period ended September 29, 2006 from the nine month period ended September 30, 2005. Sales increases occurred in all three segments. Sales of products, which consist of all Printed Products sales (except analytical and education services), software licensing sales, scanning equipment and scannable forms and other products increased $30.2 million, or 5.3%, to $595.9 million for the first nine months of 2006 from $565.7 million the first nine months of 2005. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased $43.3 million, or 28.8%, to $193.5 million for the first nine months of 2006 from $150.2 for the first nine months of 2005.

Printed Products sales increased $37.8 million, or 8.3%, in the first nine months of 2006 from the first nine months of 2005. The increase was primarily due to the Liberty acquisition (see Note 3 to the Condensed Consolidated Financial Statements included in this report) and to increased sales in direct marketing activities and computer checks and related products. The increase in sales was partially offset by a 5.7% decrease in sales in legacy imprint check printing operations, which exclude Liberty operations, in the first nine months of 2006 compared to the first nine months of 2005 due to a volume decrease of 7.2% related primarily to the loss of a large customer and general market volume decline. The volume decrease was partially offset by an average price per unit increase of 1.7%. The increase in average price per unit was primarily due to a price increase implemented during the first quarter of 2006 substantially offset by a decline in contract termination payments from $7.2 million received in the first nine months of 2005 to $1.6 million received in the first nine months of 2006. Sales of direct marketing activities increased 13.4% for the first nine months of 2006 compared to the first nine months of 2005 due to acquired Liberty operations that have been aligned under direct marketing, new business with a national credit card company, expansion in statement printing sales and increased volumes in on-going direct marketing programs. Sales of computer checks and related products increased 4.3% for the first nine months of 2006 compared to the first nine months of 2005 due primarily to higher sales from the financial institution channel, which was partially offset by lower sales from the software customers and retail channels.

Software & Services sales increased $33.6 million, or 19.3%, in the first nine months of 2006 from the first nine months of 2005. The increase in sales was due primarily to service bureau operations, the Intrieve acquisition, the portions of the operations from the Liberty acquisition that were aligned under Software & Services and organic sales increases in retail and lending solutions and core systems. Excluding the impact of the acquisitions, Software & Services sales increased approximately $9.5 million, or 5.3%, due primarily to increases in lending, retail solutions and credit union and banking core systems sales. Retail and lending solutions organic sales increased 6.0% or $5.3 million in the first nine months of 2006 compared to the first nine months of 2005 primarily due to increased sales of lending and retail solutions sales partially offset by a decrease in mortgage solutions sales. Core systems organic sales increased 4.9% or $4.2 million primarily due to higher sales in credit union and banking core systems.

Scantron sales increased $2.3 million, or 2.6%, in the first nine months of 2006 from the first nine months of 2005. The increase was due primarily to sales of a new scanner product introduced in late 2005 and increases in sales of testing and assessment and data collection software products, survey services, field maintenance services and standard forms partially offset by a decrease in custom data collection forms. Sales of hardware were lower for commercial market applications and non-testing applications in the education market due to a continuing trend in data collection methods moving away from optical mark reading to imaging and direct input technologies.

Gross Profit

Consolidated gross profit and gross profit by segment for the nine month periods ended September 29, 2006 and September 30, 2005 were as follows (in thousands):

                                 Nine Month Periods Ended
                        September 29, 2006        September 30, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount      Sales(a)
----------------------------------------------------------------------
  Printed Products     $214,864    43.5%         $192,862     42.3%
  Software & Services   127,916    61.5%          110,353     63.3%
  Scantron               48,697    54.9%           48,856     56.5%
----------------------------------------------------------------------
Total                  $391,477    49.6%         $352,071     49.2%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products gross profit increased $22.0 million, or 11.4%, in the first nine months of 2006 from the first nine months of 2005 and as a percentage of sales was 43.5% in the first nine months of 2006 compared to 42.3% in the first nine months of 2005 primarily due to efficiencies realized from the integration of the Liberty operations. The Printed Products gross profit increase was primarily due to the Liberty acquisition and sales increases in computer checks and related products partially offset by a sales decrease in legacy imprint check printing operations (which exclude Liberty operations).

Software & Services gross profit increased $17.6 million, or 15.9%, in the first nine months of 2006 from the first nine months of 2005 primarily due to acquisitions and an increase in organic sales. As a percentage of sales, Software & Services gross profit decreased to 61.5% in the first nine months of 2006 from 63.3% in the first nine months of 2005, due primarily to the lower margin nature of the acquired operations.

Scantron gross profit decreased $0.2 million, or 0.3%, in the first nine months of 2006 from the first nine months of 2005 primarily due to a change in sales mix. As a percentage of sales, Scantron gross profit decreased from 56.5% in the first nine months of 2005 to 54.9% in the first nine months of 2006 primarily due to increased production costs for forms.

Selling, General & Administrative Expenses

Consolidated SG&A and SG&A by segment for the nine month periods ended September 29, 2006 and September 30, 2005 were as follows (in thousands):

                                 Nine Month Periods Ended
                        September 29, 2006        September 30, 2005
----------------------------------------------------------------------
                                   % of                       % of
                        Amount    Sales(a)        Amount     Sales(a)
----------------------------------------------------------------------
  Printed Products     $127,625    25.9%         $116,322     25.5%
  Software & Services   100,596    48.4%           86,141     49.4%
  Scantron               25,209    28.4%           27,581     31.9%
  Corporate              25,751                    20,900
----------------------------------------------------------------------
Total                  $279,181    35.4%         $250,944     35.1%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

Printed Products SG&A increased $11.3 million, or 9.7%, in the first nine months of 2006 from the first nine months of 2005. The increase was primarily due to the portions of the acquired Liberty operations aligned under Printed Products, which accounted for the majority of the increase, and the impact of implementing SFAS 123(R) partially offset by decreases in incentive compensation, call center, information technology and marketing expenses.

Software and Services SG&A increased $14.5 million, or 16.8%, in the first nine months of 2006 from the first nine months of 2005. The increase was due primarily to expenses related to acquired operations, increased expenses for core systems operations and product development activities and the impact of implementing SFAS 123(R).

Scantron SG&A decreased $2.4 million, or 8.6%, in the first nine months of 2006 from the first nine months of 2005. The decrease was due primarily to lower product development costs and lower selling and marketing expenses attributable largely to cost reductions implemented in late 2005 and 2006.

Corporate SG&A increased $4.9 million, or 23.2% in the first nine months of 2006 compared to the first nine months of 2005. The increase was due primarily to the impact of implementing SFAS 123(R), increased headcount primarily for business development and information security services and increased expenses related to employee retirement plans.

Amortization of Intangibles

Amortization of intangible assets increased $4.6 million, or 61.3%, to $12.1 million in the first nine months of 2006 from $7.5 million in the first nine months of 2005. The increase was primarily due to the Intrieve and Liberty acquisitions which occurred during the second quarter of 2005.

Income from Operations

Income from operations increased $6.6 million, or 7.1%, to $100.2 million in the first nine months of 2006 from $93.6 million in the first nine months of 2005, primarily due to higher gross profit which was partially offset by increases in SG&A and amortization of intangibles in the first nine months of 2006.

Other Income (Expense)

Other Income (Expense) increased $5.8 million to an expense of $11.1 million in the first nine months of 2006 from an expense of $5.3 million in the first nine months of 2005. The increase was primarily due to an increase in interest expense resulting from higher amounts of debt outstanding and higher average interest rates during the first nine months of 2006 compared to the first nine months of 2005. The increase in the amounts of debt outstanding resulted primarily from the Intrieve and Liberty acquisitions and expenditures to repurchase the Company's common stock.

Income before Income Taxes and Cumulative Effect of Change in Accounting
Principle

Income before income taxes increased $0.8 million, or 0.9%, to $89.1 million in the first nine months of 2006 from $88.3 million in the first nine months of 2005 due to increased income from operations partially offset by increased interest expense.

Income Taxes

Effective income tax rates were 39.3% and 38.1% for the first nine months of 2006 and the first nine months of 2005, respectively. The increase in the effective tax rate for the first nine months of 2006 was primarily due to the expiration of the IRC Section 936 U.S. tax credit for the Company's operations in Puerto Rico and a higher state income tax rate reflecting the impact of recent acquisitions.

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

Net Income and Earnings Per Share

Net income in the first nine months of 2006 was $54.5 million compared to $54.6 million in the first nine months of 2005. Basic and diluted earnings per share were $2.08 and $2.02, respectively, for the first nine months of 2006 compared to basic and diluted earnings per share of $2.00 and $1.94, respectively, for the first nine months of 2005. The cumulative effect of a change in accounting principle, net of tax, increased both basic and diluted earnings per share by $0.01 in the first nine months of 2006.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Cash

------------------------------------------------------------------------
                                          Nine Month Periods Ended
(In thousands)                         Sep 29, 2006      Sep 30, 2005
------------------------------------------------------------------------
Net cash provided by
  operating activities                 $ 87,473          $  91,426
Net cash (used for)
  investing activities                  (26,547)          (254,667)
Net cash (used for) provided by
  financing activities                  (61,524)           164,243
========================================================================

Cash flow provided from operations decreased $4.0 million, or 4.3%, in the first nine months of 2006 compared to the first nine months of 2005. The decrease was primarily due to a net increase in working capital components and the impact of adopting SFAS 123(R) (see note 2 to the Condensed Consolidated Statements), whereby tax benefits from stock compensation which were previously included in cash flows from operations are now included in cash flows from financing. The decrease was partially offset by cash provided by net income adjusted for depreciation, amortization and the cumulative effect of a change in accounting principle (net of taxes) which increased $2.5 million in the first nine months of 2006 compared to the first nine months of 2005. An increase in stock-based compensation also had a favorable impact on cash flow provided by operations in the first nine months of 2006 compared with the first nine months of 2005.

The principal uses of cash in the first nine months of 2006 were for repurchases of stock ($75.4 million), upfront payment contracts ($22.3 million), capital expenditures ($16.6 million), dividend payments to shareholders ($12.6 million) and business acquisitions ($10.1 million). Cash from the Company's credit facility provided a net inflow of $17.3 million in the first nine months of 2006. During the first nine months of 2006, cash flow provided by the issuance of treasury stock totaled $9.4 million as a result of the exercise of stock options and the employee stock purchase plan.

In December 2005, the Board of Directors authorized the purchase of 3,000,000 shares of its outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During the first nine months of 2006, the Company purchased 1,950,500 shares of its common stock for a total cost of $75.4 million or an average cost of $38.67 per share. As of September 29, 2006, 1,049,500 additional shares can be purchased under the current authorization.

Purchases of property, plant and equipment totaled $16.6 million in the first nine months of 2006, an increase of $0.1 million, compared to $16.5 million in the first nine months of 2005 and were primarily in Printed Products for systems development and equipment costs.

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

At September 29, 2006, the total size of the Credit Facility was $450.0 million consisting of $271.9 million in outstanding cash borrowings, $5.2 million in outstanding letters of credit and $172.9 million available for borrowing. The average interest rate in effect on outstanding cash borrowings at September 29, 2006 was 5.84%.

At September 29, 2006, the Company had $9.7 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its Credit Facility will be sufficient to meet anticipated requirements for acquisitions, working capital, dividends, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

The Company also believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities if funding beyond that available under the Credit Facility were required.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has contracts with certain customers that provide for future payments to the customers. These payments are amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer on a pro-rata basis if the contract is terminated. As of September 29, 2006, the remaining payment obligations under the existing customer contracts are scheduled to be paid as follows: $1.0 million for the three months ending December 31, 2006; $34.4 million for the two year period ending December 31, 2008 and $14.8 million for the year ending December 31, 2009.

Borrowings under the Company's line of credit increased $17.3 million since December 31, 2005 from $254.6 million to $271.9 million primarily due to the repurchases of its common stock, the acquisition of Financialware, Inc. and the acquisition of the minority interests of Cavion LLC. Other contractual obligations and commitments have not increased materially since December 31, 2005. See the 2005 Form 10-K with respect to the Company's other contractual obligations and commitments.

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

The Company believes cash flow will remain strong in all business units in 2006. The Company currently estimates that capital expenditures will range from $24 million to $26 million. The Company believes upfront contract payments in 2006 will be slightly lower than 2005. The Company currently expects depreciation and amortization in 2006 will approximate 2005 and that interest expense will be approximately $16 million. The Company also expects weighted average diluted shares outstanding will be approximately 26.7 million which reflects the impact of repurchases of common stock during the third quarter of 2006.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All financial instruments held by the Company are held for purposes other than trading with the exception of $8.6 million of assets related to a nonqualified deferred compensation plan held in a trust. The Company is exposed primarily to market risks related to interest rates and equity prices.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate debt. In order to manage its exposure to fluctuations in interest rates, the Company from time to time has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. These derivative financial instruments are viewed as risk management tools and, when used, are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. As of September 29, 2006, there were no interest rate swap agreements in effect. At September 29, 2006, the Company had outstanding variable rate debt of $271.9 million. The impact on quarterly results of operations of a hypothetical one-point interest rate change on the outstanding debt as of September 29, 2006 would be approximately $0.4 million.

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

The fair value of the Company's available-for-sale investments is primarily affected by fluctuations in the market price for the common stock of Mitek Systems, Inc. The change in market value has been accounted for as a component of other comprehensive income. The following presents the Company's investment in Mitek reflecting the high and low closing market prices during the period subsequent to the date of the investment (February 22, 2005) to September 29, 2006:

                                  Carrying
(In thousands)                     Value (a)       High (b)       Low (b)
-----------------------------------------------------------------------------
Investment in Mitek                $2,721          $3,921        $1,179

(a) Based on market value as of September 29, 2006 (b) Based on quoted market prices

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, such officers concluded that the Company's disclosure controls and procedures were effective as of September 29, 2006.

Changes in Internal Control over Financial Reporting

On January 31, 2006, HFS acquired Financialware, Inc. ("Financialware") for approximately $7.0 million in a cash for equity transaction. For more details on this acquisition, see Note 3 to the Condensed Consolidated Financial Statements. The Company has not evaluated any changes in internal control over financial reporting associated with this acquisition, and, therefore, any material changes that might result are not included in this report. The Company will disclose any material changes resulting from this acquisition within the annual assessment reports of internal control over financial reporting that are required to include them. The total assets of the acquisition constitute approximately 1.0% of consolidated assets as of September 29, 2006.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter ended September 29, 2006, the Company made the following purchases of common stock:

                                                    Total
                                                  Number of    Maximum
                                                   Shares     Number of
                              Total     Average   Purchased     Shares
                             Number      Price   as Part of   Remaining
                               of        Paid     Publicly      Under
                             Shares       Per     Announced   Authorized
Period                      Purchased    Share    Program(1)   Program
------------------------------------------------------------------------
Jul 1 - Jul 31                     -    $    -           -     1,775,500
Aug 1 - Aug 31               401,300     35.32     401,300     1,374,200
Sep 1 - Sep 29               324,700     37.22     324,700     1,049,500
------------------------------------------------------------------------
Total                        726,000    $36.17     726,000     1,049,500
========================================================================

(1) In December 2005, the Board of Directors authorized the purchase of 3,000,000 shares of its outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. During the third quarter of 2006, the Company purchased 726,000 shares of its common stock for a total cost of $26.3 million or an average cost of $36.17 per share. As of September 29, 2006, 1,049,500 additional shares can be purchased under the current authorization.

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

4.2 Amendment to Rights Agreement, dated as of October 13, 2006, between registrant and Wells Fargo Bank, N.A.

4.3 * See Articles IV, V and VII of registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of registrant's Bylaws, filed as Exhibit 3.2.

10.1 * Credit Agreement dated as of July 3, 2006 among Registrant, the lenders named therein, and Wachovia Bank, National Association, as Administrative Agent. (Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 10, 2006).

10.2 Employment Agreement, dated as of September 5, 2006, between registrant and Philip A. Theodore.

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

                                          JOHN H. HARLAND COMPANY



Date:  November 7, 2006                By: /s/ J. Michael Riley
                                          -----------------------------

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

4.2 Amendment to Rights Agreement, dated as of October 13, 2006, between registrant and Wells Fargo Bank, N.A.

4.3 * See Articles IV, V and VII of registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of registrant's Bylaws, filed as Exhibit 3.2.

10.1 * Credit Agreement dated as of July 3, 2006 among Registrant, the lenders named therein, and Wachovia Bank, National Association, as Administrative Agent. (Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 10, 2006).

10.2 Employment Agreement, dated as of September 5, 2006, between registrant and Philip A. Theodore.

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