Form 10-K
period 2006-12-31
HARLAND JOHN H CO
filed 2007-02-28
CIK 45599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-K

(Mark One)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on July 1, 2006 was $1,118,693,415.

The number of shares of the Registrant's Common Stock outstanding on February 23, 2007 was 25,783,578.

The information required by Part III, Item 11 will be (i) incorporated by reference from the Registrant's definitive Proxy Statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A, or (ii) included in an amendment to this Annual Report on Form 10-K in lieu of including such information in a definitive Proxy Statement.

                    John H. Harland Company and Subsidiaries
                       Index to Annual Report on Form 10-K

                                                                      Page

                             Part I

Item 1:         Business                                               3

Item 1A:        Risk Factors                                           7

Item 1B:        Unresolved Staff Comments                             10

Item 2:         Properties                                            10

Item 3:         Legal Proceedings                                     11

Item 4:         Submission of Matters to a Vote of Security Holders   12


                             Part II

Item 5:         Market for the Registrant's Common Equity
                Related Stockholder Matters and Issuer Purchases of
                Equity Securities                                     12

Item 6:         Selected Financial Data                               12

Item 7:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   12

Item 7A:        Quantitative And Qualitative Disclosures About
                Market Risk                                           12

Item 8:         Financial Statements and Supplementary Data           12

Item 9:         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                13

Item 9A:        Controls and Procedures                               13

Item 9B:        Other Information                                     13


                            PART III

Item 10:        Directors and Executive Officers of the Registrant    14

Item 11:        Executive Compensation                                17

Item 12:        Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters        17

Item 13:        Certain Relationships and Related Transactions, and
                Director Independence                                 19

Item 14:        Principal Accountant Fees and Services                19


                             PART IV

Item 15:        Exhibits and Financial Statement Schedules            20

PART I
ITEM 1.  BUSINESS

General

         John H. Harland Company (the "Company") is a Georgia corporation incorporated in 1923. The Company is a leading provider of printed products and software and related services sold to the financial institution market, including banks, credit unions, thrifts, brokerage houses and financial software companies. Its software operations are conducted through Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company. Another subsidiary, Scantron Corporation ("Scantron"), is a leading provider of data collection and testing and assessment products and services sold primarily to the educational, financial institution and commercial markets.

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

         On April 18, 2006, Scantron was awarded a new patent by the United States Patent and Trademark Office for its most popular scannable test forms and system. It is Scantron's third patent protecting its original test system and preserving leadership in testing solutions for the education market.

         In the fourth quarter of 2006, the Company made a decision to dispose of its printing operation in Mexico and received an offer from a third party regarding the purchase of the operation. The fair value of the offer was less than the carrying value of the operation's assets. Accordingly, the Company recognized an impairment charge of $3.5 million and classified the operation as held for sale. The operation also has been classified as a discontinued operation in the consolidated results of operations. The impairment charge is included in the discontinued operation's results. On February 2, 2007, the Company entered into an agreement with a potential purchaser under which it expects to sell this operation in 2007.

         On December 19, 2006, the Company entered into a definitive merger agreement with M&F Worldwide Corp. ("MFW") by which MFW will acquire Harland for $52.75 per share in cash, representing an approximate transaction value of $1.7 billion (which includes the assumption of debt). Upon completion of the transaction, the Company will become a wholly owned subsidiary of MFW.

         The Company's three business segments introduced various new products and services in 2006. The Company believes these new products and services will help strengthen its relationships with customers and its position in the marketplace.

Printed Products

         The Printed Products segment includes the Company's checks operations, direct marketing and analytical services businesses and computer checks and forms business. Segment sales of $648.4 million accounted for 61.7% of the Company's consolidated sales in 2006.

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

         Printed Products has two primary competitors in the sale of checks to financial institutions. They are national financial printers that specialize in check printing, one of which has substantially greater scale than the Company. The Company believes that the competitive factors influencing buying decisions within the Printed Products segment include pricing (which in certain circumstances may include significant upfront contract incentive payments or customer rebates), service, quality, and the ability to increase customer operational efficiencies and profitability. The Company lost a major customer in mid-2005 and another major customer in March 2006, which had a negative impact on volumes in 2006 more than offsetting the impact of a major customer addition in the fourth quarter of 2005. The losses were due primarily to competitive pricing. In late 2006, the company extended its business with one of its major customers, which is expected to have a positive impact on volume in 2007. There is no assurance that the Company will not lose significant customers or that any such losses could be offset by the addition of new customers. Other competitive pressures on the Printed Products segment include the continuing expansion of alternative payment systems such as credit cards, debit cards and other forms of electronic commerce or on-line payment systems.

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

         Printed Products completed the integration of Liberty, which it acquired in June of 2005, in early 2006. The integration included closing all but one of Liberty's check manufacturing facilities and consolidating operations into the Company's existing network of domestic production facilities.

         Printed Products utilizes digital printing technology in its imprint facilities. As part of the reorganization discussed above, Printed Products converted the remaining Liberty plant to digital technology in 2006.

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

Software & Services

         Software & Services' operations are conducted through HFS. HFS is composed of three primary business units: Retail and Lending Solutions, Core Systems and Harland Technology Services. HFS sells a variety of products and services that are designed to help its customers strengthen profitable relationships with their customers. These products and services include lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management ("CRM") software, branch automation solutions, core processing systems and services and field maintenance services.

         Software & Services segment sales in 2006 were $324.6 million, or 30.9% of the Company's consolidated sales.

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

         Retail Solutions helps financial institutions increase the profitability of customer relationships through CRM and branch automation software. Retail Solutions' CRM software, Touche(R), is an enterprise-wide solution that allows financial institutions to manage all aspects of the customer relationship. The Company believes it is one of the most complete CRM solutions designed specifically for financial institutions. The Touche Analyzer(TM) module provides tools to create marketing campaigns, segment customers by demographic criteria, determine customer and product profitability, and provide research, reporting and campaign management. Touche Sales & ServiceTM handles all customer contacts, sales and referral activities, as well as problem resolution and service requests. Touche Messenger(TM) is an interaction management tool which automates multi-channel, one-to-one campaign management.

         Retail Solutions' branch automation offerings include ENCORE!(R) and EZTeller(R). These systems enhance the customer experience through integrated teller, platform and call center tools designed for banks of all sizes.

         Core Systems sells host processing systems on both an in-house and outsourced (service bureau) basis to financial institutions, including small- to mid-sized community banks and credit unions. Its products centralize customer information and facilitate high speed and reliable processing of transactions from every delivery channel. HFS has integrated its core processing solution for credit unions (the ULTRADATA(R) System) and its core processing solutions for banks (the Phoenix(TM) System and the SPARAK(R) System) with various other Harland products and services and believes that this demonstrates how HFS differentiates itself in the market. The acquisition of Intrieve, Incorporated expanded HFS' outsourced core processing systems and services for community banks, credit unions and thrifts.

         Harland Technology Services, formerly known as Scantron Service Group, provides field maintenance services including installation, maintenance and repairs for computers and related equipment and for Scantron optical mark recognition equipment. The Company moved this business from Scantron to HFS because financial institutions represent a significant market for this business. Additionally, the Company believes there is greater opportunity for growth in the financial market in conjunction with sales of our software products.

         HFS backlog, which consists primarily of contracted products and services prior to delivery, was $301.9 million and $265.3 million at December 31, 2006 and 2005, respectively. The Company expects to deliver approximately 37.8% of the backlog at December 31, 2006 within the following twelve months. Due to the long-term nature of certain service contracts, primarily in the Core Systems service bureau business, the remainder of the backlog will be delivered in 2008 and beyond.

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

         The Company believes that the loss of any one customer in the Software & Services segment would not have a materially adverse effect on its consolidated operations.

Scantron

         Scantron is a leading provider of data collection, testing and assessment products and services. Its products and services include scannable forms, scanning equipment, imaging software, survey services and testing and assessment tools. Segment sales for 2006 were $77.9 million, which accounted for 7.4% of the Company's consolidated sales.

         Scantron has a solid leadership position in the in-classroom testing and assessment market, where high schools, colleges and universities representing approximately 80% of the student population in the United States use at least one Scantron product. In addition to the traditional Scantron system, which consists of a scanner, forms and software, Scantron offers Achievement Series(TM), a content-neutral testing platform that allows educators to create their own tests and incorporate content from third-party publishers.

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

         There is a seasonal fluctuation in Scantron's sales to the educational market, which does not significantly affect the Company's consolidated results.

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

Foreign Sales

         The Company conducts business in Mexico and Canada. Sales from continuing operations outside the United States totaled $13.2 million, $10.2 million and $7.2 million for 2006, 2005 and 2004, respectively. As discussed in recent developments above, the Company has made the decision to dispose of its printing operation in Mexico and expects to sell this operation in 2007. This operation has been classified as discontinued operations. Sales for this operation totaled $4.6 million, $6.5 million and $8.3 million for 2006, 2005 and 2004, respectively.

Research and Development

         The Company's research and development costs are primarily incurred in the development of software and the enhancement of existing software products. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established and prior to its availability for sale are capitalized. The Company incurred expenses of $25.3 million, $23.4 million and $21.9 million in 2006, 2005 and 2004, respectively, for research and development activities.

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

Employees

         As of December 31, 2006, the Company and its subsidiaries employed 5,360 people.

Availability of Reports

         The Company makes available free of charge through its website, www.harland.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings and amendments thereto filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.

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

         The pending merger pursuant to which MFW would acquire the Company may be delayed or may not close.

         We have announced that the merger with MFW is expected to close in the second half of 2007. The closing is subject to the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR Act") and the approval of the merger by our shareholders. The timing of such events and the closing of the merger are subject to factors beyond our control. The Department of Justice will review filings required under the HSR Act, may request additional information and may not approve the merger. While our board of directors has recommended that shareholders approve the merger agreement, we can not predict the outcome of the shareholders' vote. The merger will not close if approval is not received from both the Department of Justice and our shareholders.

         The pending merger pursuant to which MFW would acquire the Company could negatively affect our operations.

         The efforts of management in connection with the pending merger and the uncertainty of our future while the merger is pending could result in the loss of existing customers and key employees. Such conditions could also affect our ability to add new customers and key employees.

         Possible violation of information security requirements and privacy laws could damage our business and negatively affect our reputation.

         We are subject to federal regulations implementing the information security requirements of the GLB Act and other federal regulations and state laws regarding the privacy and confidentiality of consumer information. These laws and regulations require us to develop, implement and maintain a comprehensive information security program designed to protect the security and confidentiality of consumer nonpublic personal information and to define requirements for notification in the event of improper disclosure. Violation of these laws and regulations could damage our business and negatively affect our reputation.

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

         Many variables will impact our ability to achieve sales levels, improve service quality, achieve production efficiencies and reduce expenses in Printed Products. These include, but are not limited to, the successful implementation of new accounts and the continuing upgrade of our customer care infrastructure and systems used in our manufacturing, sales, marketing, customer service and call center operations.

         Check volumes have declined on an industry-wide basis in recent years, and alternative payment systems will continue to impact Printed Products results.

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

         Check revenues may continue to be adversely affected by continued consolidation of financial institutions, resulting in competitive check pricing including significant up-front contract incentive payments or customer rebates. Additionally, existing customers could be acquired by financial institutions that are not one of our customers which could result in the loss of existing customers. We may lose significant customers and any such losses may not be offset by the addition of new customers.

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

         The financial services sector is subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain Software & Services operations are examined by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the National Credit Union Administration, among other agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively impact our current Software & Services operations or limit its future growth.

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

         Budget deficits may reduce funding available for purchasing Scantron products and services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None

ITEM 2.  PROPERTIES

         As of December 31, 2006, the Company and its subsidiaries owned and leased facilities throughout the United States and in Canada, Puerto Rico and Mexico. The following table provides a description of the Company's principal facilities:


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


  Atlanta, GA              Leased                    Customer service center
  Bolingbrook, IL          Leased                    Production and distribution
  Boulder City, NV         Leased                    Administration and production
  Clearwater, FL           Owned                     Production and distribution
  Columbia, SC             Owned                     Production and distribution
  Glen Burnie, MD          Leased                    Production and distribution
  Grapevine, TX            Leased                    Production and distribution
  Greensboro, NC           Owned                     Production and distribution
  Harrisburg, PA           Leased                    Customer service center
  Hato Rey, Puerto Rico    Leased                    Production, distribution
                                                     and sales
  Knoxville, TN            Leased                    Customer service center
  Mexico City, Mexico      Leased                    Production and distribution
  Milton, WA               Leased                    Production and distribution
  Mounds View, MN          Leased                    Production and distribution,
                                                     administration, development and
                                                     support, sales, marketing and customer
                                                     service center
  Roseville, MN            Leased                    Information technology
  Salt Lake, UT            Owned                     Production, distribution and
                                                     customer service center
  Simi Valley, CA          Leased                    Production, distribution and
                                                     customer service center
  St. Louis, MO            Leased                    Development and support

Software & Services:
  Atlanta, GA              Leased                    Development and support
  Birmingham, AL           Leased                    Development and support
  Bothell, WA              Leased                    Development and support
  Carmel, IN               Leased                    Development and support
  Cincinnati, OH           Leased                    Service bureau
  Denver, CO               Leased                    Development and support
  Clive, IA                Leased                    Service bureau
  Eagan, MN                Leased                    Development and support
  Englewood, CO            Leased                    Development and support
  Fargo, ND                Leased                    Development and support
  Grand Rapids, MI         Leased                    Development and support
  Lake Mary, FL            Leased                    Administration, development
                                                     and support
  Miamisburg, OH           Leased                    Development and support
  Pleasanton, CA           Leased                    Development and support
  Portland, OR             Leased                    Development and support
  Omaha, NE                Owned                     Field services, administration
                                                     and support
  Orlando, FL              Leased                    Service bureau
  Toronto, Ontario         Leased                    Field services

Scantron:
  Irvine, CA               Leased                    Administration, production,
                                                     development and support
  San Diego, CA            Leased                    Development and support


The Company's leases have expiration dates ranging from 2007 to 2018.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

         On January 26, 2007, an alleged shareholder of the Company filed a purported class action complaint in the Superior Court of Fulton County, Georgia against the Company, certain members of its board of directors, MFW, H Acquisition Corp., and Ronald Perelman. The complaint alleges that the Company's board of directors breached its fiduciary duties to the Company's shareholders in approving and adopting the merger agreement by, among other things, agreeing to merger consideration that is allegedly unfair to the Company's shareholders and agreeing to allegedly unreasonable deal protection measures in the merger agreement. The complaint further alleges that the Company's board of directors breached its fiduciary duties by failing to disclose certain information in the preliminary proxy statement filed with the Securities and Exchange Commission ("SEC"). The lawsuit seeks, among other things, to enjoin the completion of the merger and to recover costs and disbursements incurred by the plaintiff, including reasonable attorneys' fees and experts' fees. The Company believes that the lawsuit is without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

         The Company's common stock is listed on the New York Stock Exchange under the symbol "JH." As of February 23, 2007, the Company had 4,865 shareholders of record. See the information with respect to quarterly market information and dividend information for the Company's common stock, which is set forth on page F64. The Company has an established policy of making quarterly dividend payments to shareholders. Pursuant to the MFW merger agreement, the Company is not permitted to pay a dividend other than its normal quarterly dividend not exceeding $0.175 per share.

         In December 2005, the Board of Directors authorized the purchase of 3,000,000 shares of its outstanding common stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. As of December 31, 2006 1,049,500 remaining shares can be purchased under the current authorization. During the fourth quarter ended December 31, 2006, the Company did not make any purchases of outstanding common stock. The Company is not permitted to purchase additional shares under this authorization without the written consent of MFW pursuant to the merger agreement with MFW.

ITEM 6.  SELECTED FINANCIAL DATA

         See the information with respect to selected financial data on page
F65.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See the information under the caption Management's Discussion and Analysis of Results of Operations and Financial Condition on pages F2 through F18.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See the information with respect to Quantitative And Qualitative Disclosures About Market Risk on page F18.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the information with respect to Financial Statements and Supplementary Data on pages F20 through F65.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

         Under the supervision of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, such officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

Management's Report on Internal Control Over Financial Reporting

         See the information with respect to Management's Report on Internal Control Over Financial Reporting as well as the Report of Independent Registered Public Accounting Firm thereon on pages F61 through F63.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors

         The following table sets forth information regarding the Directors of the Company. Under our Bylaws, Directors are divided into three classes with each class serving a three-year term and one class elected at each annual meeting.



                                                                                  Current      Director
                                                                                  Term         of
Name                     Age      Principal Occupation                            Expires      Harland
                                                                                               Since

William S. Antle III     62    -  President, Hadleigh Investments LLC             2009         2000
                                  (personal investment company) since 2004
                               -  Non-Management Chairman, Linc.net, Inc.
                                  (e-network infrastructure services),  from
                                  2001 to 2004
                               -  Former Chairman, President and Chief
                                  Executive Officer, Oak Industries Inc.
                                  (engineered products for telecommunications)
                                  from 1989 to 2000
                               -  Director, Checkpoint Systems, Inc. and ESCO
                                  Technologies Inc.
Robert J. Clanin         63    -  Retired Senior Vice President, Treasurer and    2009         2003
                                  Chief Financial Officer, United Parcel
                                  Service, Inc. (package delivery and global
                                  provider of specialized transportation and
                                  logistics services), from 1994 to 2001
                               -  Director, Caraustar Industries, Inc. and
                                  Clockwork Home Services, Inc.
John D. Johns            55    -  Chairman (since 2003), President (since 1996)   2009         2000
                                  and Chief Executive Officer (since 2002),
                                  Protective Life Corporation (insurance and
                                  investment products)
                               -  Director, Alabama National BanCorporation,
                                  Alabama Power Company and Genuine Parts
                                  Company
Scott A. Kisting         59    -  Consultant, financial services industry since   2007         2006
                                  2005
                               -  Co-Head of Global Banking, Merrill Lynch
                                  (financial services), 2004-2005
                               -  President of Retail and Commercial Banking,
                                  California Federal Bank, 1998 to 2002
                               -  Director, ICMA Retirement Corp.
Richard K. Lochridge     63    -  President, Lochridge & Company, Inc.            2008         1999
                                  (management consulting) since 1986
                               -  Director, Dover Corporation, Lowe's
                                  Companies, Inc. and PETsMART, Inc.
John J. McMahon, Jr.     64    -  Chairman, Ligon Industries, LLC (leveraged      2007         1998
                                  buyouts)
                               -  Director, Alabama National BanCorporation,


                                  ProAssurance Corporation and Protective Life
                                  Corporation

G. Harold Northrop       71    -  Vice Chairman of the Board (since 1992) and     2008         1984
                                  retired President and Chief Executive Officer
                                  (1972-1992), Callaway Gardens (horticultural,
                                  environmental and recreational facility)
                               -  Chairman of the Board, American Business
                                  Products, Inc. (specialty packaging and
                                  printed office products) from 1999 to 2000
Larry L. Prince          68    -  Chairman of the Executive Committee (since      2007         1990
                                  2005), retired Chairman (2004-2005) and
                                  Chairman and Chief Executive Officer (1991 to
                                  2004), Genuine Parts Company (distributor of
                                  automobile replacement parts)
                               -  Director, Crawford & Company, Equifax, Inc.,
                                  Genuine Parts Company and SunTrust Banks, Inc.
Eileen M. Rudden         56    -  Vice President and General Manager, Avaya       2009         1999
                                  Inc. (communications systems, software and
                                  services) since 2003
                               -  Entrepreneur in Residence, Axxon Capital
                                  (venture capital) from 2002 to 2003
                               -  President and Chief Executive Officer,
                                  FairMarket, Inc. (e-commerce selling
                                  solutions) from 2000 to 2001
                               -  Senior Vice President, Lotus Development
                                  Corporation (software development) from 1986
                                  to 2000
Jesse J. Spikes          56    -  Partner, McKenna, Long & Aldridge LLP (full     2007         2001
                                  service law firm) since 1989

Timothy C. Tuff          59    -  President and Chief Executive Officer of the    2008         1998
                                  Company since 1998; Chairman since 2000
                               -  Director, Printpack, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, Directors and 10% shareholders to file reports with the SEC covering their beneficial ownership of Common Stock and furnish copies to the Company. Based solely upon a review of such reports received by it and written representations of such persons, the Company believes that all applicable filing requirements were timely met during 2006.

Audit Committee

        The Company has an Audit Committee established in accordance with
Section 3(a)(58)(A) of the Exchange Act. The Committee is composed of Messrs. Clanin (Chair), Kisting and McMahon and Ms. Rudden. In accordance with New York Stock Exchange rules and the Audit Committee Charter, which is posted on the Company's website at www.harland.com, each member of the Committee is independent and financially literate. In addition, Mr. Clanin qualifies as an "Audit Committee Financial Expert," as defined by the SEC.

Executive Officers

The following table sets forth information with respect to all executive officers of the Company:


Name                        Age                  Office Held
Timothy C. Tuff             59      Chairman, President and Chief Executive
                                    Officer
Arlene S. Bates             55      Senior Vice President, Human Resources
Charles B. Carden           62      Senior Vice President and Chief Financial
                                    Officer
Jeffrey D. Heggedahl        42      President, Harland Printed Products
Philip A. Theodore          53      Senior Vice President and General Counsel
John C. Walters             66      Senior Vice President and Secretary

         Mr. Tuff joined the Company as President and Chief Executive Officer in 1998 and was named Chairman in 2000.

         Ms. Bates joined the Company in 1980. She has served as Vice President of Human Resources since 1993 and was named Senior Vice President in 2003.

         Mr. Carden joined the Company in 1999 as Vice President and Chief Financial Officer and was named Senior Vice President in 2003.

         Mr. Heggedahl joined the Company in 1987. He was appointed President of Printed Products in 2005. He previously served as Executive Vice President of Printed Products from 2002 until 2005, and for the prior three years he was Vice President & General Manager for Harland Analytical Services.

         Mr. Theodore joined the Company in September 2006 as Senior Vice President and General Counsel. He previously served as Vice President, General Counsel and Secretary of Serologicals Corporation, a global provider of consumable biological products, enabling technologies and services in support of biological research, drug discovery and bioprocessing, from 2004 through August 2006, prior to which he was a partner in the Atlanta law firm of King & Spalding for 17 years.

         Mr. Walters joined the Company in 1996 as Senior Vice President and General Counsel and was named Secretary in 1999. He served as General Counsel until the election of Mr. Theodore in September 2006

         Mr. Tuff also serves on the Board of Directors. Officers are elected annually and serve at the pleasure of the Board.

Code of Business Conduct and Ethics

         The Company has adopted a Code of Business Conduct and Ethics that is applicable to all employees, officers and directors, including its principal executive officer, principal financial officer and principal accounting officer, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 14 and is available through the Company's website, www.harland.com. The Company intends to disclose any amendments to its Code of Business Conduct and Ethics and any waiver from a provision of the Code granted to any executive officer on its website within four business days following such amendment or waiver. A copy of the Code may be obtained by writing the Company at 2939 Miller Road, Decatur, Georgia 30035, Attention: Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 will be (i) incorporated by reference from the Company's definitive Proxy Statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A, or (ii) included in an amendment to this Annual Report on Form 10-K in lieu of including such information in a definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table presents information regarding securities authorized for issuance under equity compensation plans as of December 31, 2006:

                      Equity Compensation Plan Information
                                                                Number of
                                                                securities
                                   Number                       remaining
                                     of                       available for
                                 securities       Weighted-  future issuance
                                   to be           average     under equity
                                issued upon        exercise    compensation
                                exercise of        price of       plans
                                outstanding       outstanding  (excluding
                                  options,         options,    securities
                                  warrants         warrants    reflected in
                                 and rights       and rights    column (a))
Plan Category                        (a)             (b)           (c)
---------------------------------------------------------------------------
Equity compensation plans
  approved by security holders     1,973,690        $33.79       2,458,007
Equity compensation plans
  not approved by security
  holders(1)                         769,960         21.68         217,764
---------------------------------------------------------------------------
Total                              2,743,650        $30.39       2,675,771
===========================================================================

(1) Equity compensation plans not approved by security holders include the Company's 2000 Stock Option Plan and the 2005 New Employee Stock Option Plan. See Note 10 to the Consolidated Financial Statements on page F46 for descriptions of such plans.


Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the beneficial ownership of the Company's Common Stock by each Director, each executive officer and all Directors and executive officers as a group, all as of January 31, 2007, and by 5% shareholders as of the dates indicated in the footnotes. The percentage of Common Stock beneficially owned is based on 25,773,523 outstanding shares of Common Stock at January 31, 2007. The address for the Directors and executive officers is: c/o John H. Harland Company, 2939 Miller Road, Decatur, Georgia 30035.

                                                                                          Shares of Common Stock
                                                                                      -------------------------------
                                                                                            Beneficially Owned
Name                                                                                         Number      Percent

Directors and Executive Officers:

William S. Antle III.............................................................        17,029 (1)       *
Arlene S. Bates..................................................................        53,117 (2)       *
Charles B. Carden................................................................       120,060 (2)       *
Robert J. Clanin.................................................................        10,736 (3)       *
Jeffrey D. Heggedahl.............................................................        24,173 (2)       *
John D. Johns....................................................................         5,697 (3)       *
Scott A. Kisting.................................................................         3,989 (4)       *
Richard K. Lochridge.............................................................         5,071 (3)       *
John J. McMahon, Jr. ............................................................        15,715 (5)       *
G. Harold Northrop...............................................................        12,271 (6)       *
Larry L. Prince..................................................................         9,156 (7)       *
Eileen M. Rudden.................................................................        11,488 (8)       *
Jesse J. Spikes..................................................................         6,548 (3)       *
Philip A. Theodore...............................................................           111           *
Timothy C. Tuff..................................................................     1,012,463 (2)      3.9
John C. Walters..................................................................        60,084 (2)       *
All Directors and executive officers as a group (16 persons).....................     1,367,708 (2)      5.3

Five Percent Shareholders:
Barclays Global Investors, N.A...................................................     1,752,096 (9)      6.8
LSV Asset Management.............................................................     1,343,958 (10)     5.2
------------

   *  Represents less than 1%

  (1) Includes 7,029 stock equivalent units credited under Harland's 1996 and 2005 Compensation Plans for Non-Employee Directors (the "Deferral Plans").
  (2) Includes 4,800, 6,400, 6,400, 0, 900,000 and 4,800 shares which may be acquired on or before March 31, 2007 upon the exercise of stock options by Ms. Bates and Messrs. Carden, Heggedahl, Theodore, Tuff and Walters, respectively, and 922,400 shares by all executive officers as a group.
  (3) Represents stock equivalent units under the Deferral Plans.
  (4) Includes 1,489 stock equivalent units under the Deferral Plans.
  (5) Includes 7,200 shares held in a family limited partnership, 1,475 shares held in a family foundation and 7,040 stock equivalent units under the Deferral Plans.
  (6) Includes 5,071 stock equivalent units under the Deferral Plans.
  (7) Includes 7,956 stock equivalent units under the Deferral Plans.
  (8) Includes 6,072 stock equivalent units under the Deferral Plans.
  (9) According to a Schedule 13G dated January 23, 2007 filed with the SEC by Barclays Global Investors, N.A. ("Barclays Investors"), Barclays Global Fund Advisors ("Barclays Advisors") and Barclays Global Investors, Ltd. ("Barclays Ltd."), 45 Fremont Street, San Francisco, California 94105, and various affiliated companies, Barclays Investors has sole voting power covering 857,056 shares and sole dispositive power and beneficial ownership covering 975,607 shares, Barclays Advisors has sole voting and dispositive power and beneficial ownership covering 760,226 shares and Barclays Ltd. has sole voting and dispositive power and beneficial ownership covering 16,263 shares.
  (10)According to a Schedule 13G dated February 12, 2007 filed with the SEC by LSV Asset Management ("LSV'), 1 North Wacker Drive, Suite 4000, Chicago, Illinois 60606, LSV has sole voting and dispositive power over and beneficially owns 1,343,958 shares.


Change in Control

         On December 19, 2006 the Company, M&F Worldwide Corp. ("MFW") and a wholly owned subsidiary of MFW entered into an Agreement and Plan of Merger (the "Merger Agreement"). Under the Merger Agreement, the MFW subsidiary will be merged with and into the Company (the "Merger"), with the Company continuing after the Merger as the surviving corporation and as a wholly owned subsidiary of MFW. This transaction, if consummated, will result in a change in control of the Company.

         Under the terms of the Merger Agreement, the Company's shareholders will receive $52.75 in cash for each share of Company Common Stock owned by them. The transaction is subject to approval by the Company's shareholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions.

         To the Company's knowledge, no shares of Common Stock of the Company are pledged as security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         During 2006 there were no transactions, nor is there any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any Director (other than Mr.
Tuff) has or will have a direct or indirect material interest.

         Under NYSE rules a majority of the members of the Company's Board of Directors must be "independent." The Board has adopted independence standards consistent with the NYSE listing standards to assist it in making a determination regarding the independence of Directors. In the event that the Company identifies any transaction which is not covered by, or is outside of, the Company's independence standards, the determination of whether the relationship is material shall be made by the Directors who satisfy the independence guidelines, other than the Director in question. The independence standards were included in the Company's Proxy Statement dated March 27, 2006.

         Based on these standards, the Board has affirmatively determined that, other than Mr. Tuff, no member of the Board has a material relationship with the Company, and therefore each of them qualifies as an independent director.

         The Company's Audit Committee has adopted a written Policy under which it is responsible for reviewing and approving all related party transactions, which covers transactions involving the Company and any Director or executive officer where the amount involved exceeds $120,000. Although the Company has not entered into any financial transactions with any director or executive officer of the Company, or an immediate family member of any such person, if the Company were to do so, any such transaction would require review and approval or ratification by the Committee. In reviewing any related party transaction, the Audit Committee will consider whether the proposed transaction is in the best interests of the Company and its shareholders, or not inconsistent with such best interests. A report will be made to the Audit Committee annually by management disclosing any known related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The fees billed by Deloitte & Touche LLP for the indicated services performed during 2006 and 2005 were as follows:

                                          2006               2005
----------------------------------------------------------------------
Audit fees                             $2,462,432         $2,110,896
Audit-related fees                         22,370                  -
Tax fees                                   13,800             18,000
All other fees                                  -                  -


         The amount shown for audit-related fees in 2006 were for the audit of a Company benefit plan. The amounts shown for tax fees in 2006 and 2005 were for retired executive tax compliance services.

Audit Committee Pre-Approval Policy

         In 2004 the Board adopted an Audit Committee Pre-Approval Policy to address situations where it is desirable to utilize the independent audit firm for services in addition to the annual audit. The Policy sets forth guidelines and procedures to be followed by the Company when retaining the independent auditors to perform non-audit services, while also maintaining their independence. The Policy, which reflects the requirements of the SEC final rule on auditor independence, is posted on the Company's website at www.harland.com.

         The Policy provides for the general pre-approval of specific types of services, gives detailed guidance as to the specific services that are eligible for general pre-approval and provides a cost limit for each such service through the next Audit Committee meeting. The Policy describes the Audit, Audit-Related, Tax and All Other services that the independent auditor may perform that have the pre-approval of the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval, unless the Committee specifically provides for a different period. Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the Committee. In addition, permitted services that exceed the pre-approved limit will require specific pre-approval.

         Authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chair of the Audit Committee. The Chair will update the Committee at its next regularly scheduled meeting regarding any pre-approved services. The Committee reviews the status of services and fees incurred year-to-date on a regular basis.

         Requests or applications to provide services that require separate approval by the Audit Committee will be submitted to the Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
                                                                 Page in
                                                                    this
                                                                  Annual
                                                                  Report
                                                                 on Form
                                                                    10-K
                                                                 -------
(a)1. Financial Statements:

Consolidated Balance Sheets                                          F20
Consolidated Statements of Income                                    F22
Consolidated Statements of Cash Flows                                F23
Consolidated Statements of Shareholders' Equity                      F24
Notes to Consolidated Financial Statements                           F25
Management's Responsibility for Financial Statements                 F59
Report of Independent Registered Public Accounting Firm              F60
Management's Report on Internal Control over Financial Reporting     F61
Report of Independent Registered Public Accounting Firm              F62
Supplemental Financial Information (unaudited)                       F64

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

2.1   *    Agreement and Plan of Merger, dated as of December 19, 2006, by and among the Registrant, M&F Worldwide Corp. and H Acquisition Corp. (Exhibit 2.1 to Registrant's Current Report on Form 8-K ("8-K") filed December 20, 2006).
3.1   *    Amended and Restated Articles of Incorporation (Exhibit 3.1 to
           Registrant's Quarterly Report on Form 10-Q ("10-Q") for the quarterly period ended March 26, 2004).
3.2   *    Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to
           Registrant's Annual Report on Form 10-K ("10-K") for the year ended December 31, 2002).
4.1   *    Rights Agreement, dated as of December 17, 1998, between
           Registrant and First Chicago Trust Company of New York
           (Exhibit 4.1 to the 8-K filed January 29, 1999).
4.2   *    Amendment No. 1 to Rights Agreement, dated as of October 13, 2006
           (Exhibit 4.2 to 10-Q for the quarter ended September 29, 2006).
4.3   *    Amendment No. 2 to Rights Agreement, dated as of December 19, 2006
           (Exhibit 4.1 to the 8-K filed December 20, 2006).
4.4 See Articles IV, V and VII of Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I,
           V and VIII of Registrant's Bylaws, filed as Exhibit 3.2.
10.1  * +  Form of Noncompete and Termination Agreement between Registrant and
           Arlene S. Bates, Charles B. Carden and John C. Walters  (Exhibit
           10.1 to the 2002 10-K).
10.2  * +  Employment Agreement, dated November 18, 2005, between
           Registrant and Jeffrey D. Heggedahl (Exhibit 10.2 to the 2005 10-K).
10.3  * +  Amendment to Employment Agreement between Registrant and
           Mr. Heggedahl, dated as of December 19, 2006 (Exhibit 10.8 to 8-K filed December 21, 2006).
10.4  * +  Employment Letter Agreement, dated April 21, 2005, between the Registrant and Timothy C. Tuff (Exhibit 10.3 to 10-Q for the quarterly period ended July 1, 2005).
10.5  * +  Noncompete and Termination Agreement, dated as of January 1, 2005, between Registrant and Mr. Tuff (Exhibit 10.4 to 10-Q for the quarterly period ended July 1, 2005).
10.6  * +  Employment Agreement, dated as of September 5, 2006, between Registrant and Philip A. Theodore (Exhibit 10.2 to
           10-Q for the quarterly period ended September 29, 2006).
10.7  * +  Restricted Stock Agreement, dated August 2, 2005, between
           Registrant and Mr. Tuff (Exhibit 10.5 to the 2005 10-K).
10.8  * +  Restricted Stock Agreement, dated February 9, 2006, between Registrant and Mr. Tuff (Exhibit 10.6 to the 2005 10-K).
10.9  * +  Form of Restricted Stock Agreements between Registrant and
           Ms. Bates and Messrs. Carden, Heggedahl and Walters (Exhibit 10.5 to 2004 10-K).
10.10 * +  Supplemental Retirement Agreement, dated as of January 1, 2002, between Registrant and Mr. Tuff (Exhibit 10.7 to the 2001 10-K).
10.11 * +  2005 Supplemental Retirement Agreement, dated as of January 1, 2005, between Registrant and Mr. Tuff (Exhibit 10.5 to 10-Q for the quarterly period ended July 1, 2005).
10.12   +  Amendment to 2005 Supplemental Retirement Agreement, dated as of
           November 1, 2006, between Registrant and Mr. Tuff.
10.13 * +  Nonqualified Stock Option Agreement, dated April 21, 2005, between
           Registrant and Mr. Tuff (Exhibit 10.6 to 10-Q for the quarterly period ended July 1, 2005).

10.14 * +  1999 Stock Option Plan, as amended (Exhibit 99.1 to Registrant's
           Registration Statement on Form S-8, dated January 14, 2000, File No. 333-94727).
10.15 * +  Amendment to 1999 Stock Option Plan, effective December 19, 2006
           (Exhibit 10.1 to 8-K filed December 21, 2006).
10.16 * +  2000 Stock Option Plan, as amended (Exhibit 99.1 to Registrant's
           Registration Statement on Form S-8, dated November 29, 2000, File No. 333-70386).
10.17 * +  Amendment to 2000 Stock Option Plan, effective December 19, 2006
           (Exhibit 10.2 to 8-K filed December 21, 2006).
10.18 * +  2002 Stock Option Plan (Exhibit A to Registrant's Proxy Statement
           filed March 20, 2002).
10.19 * +  Amendment to 2002 Stock Option Plan, effective December 19, 2006
           (Exhibit 10.3 to 8-K filed December 21, 2006).
10.20 * +  2005 New Employee Stock Option Plan (Exhibit 10.1 to 8-K filed
           August 5, 2005).
10.21 * +  Amendment to 2005 New Employee Stock Option Plan, effective
           December 19, 2006 (Exhibit 10.4 to 8-K filed December 21, 2006).
10.22 * +  2006 Stock Incentive Plan (Exhibit 10.1 to 8-K filed April 27, 2006
10.23 * +  Senior Management Incentive Plan (Exhibit C to Registrant's
           Proxy Statement, filed March 16, 2005).
10.24   +  1996 Compensation Plan for Non-Employee Directors, as amended through December 18, 2003.
10.25 * +  Amendment to 1996 Compensation Plan for Non-Employee Directors
           effective as of January 1, 2007 (Exhibit 10.6 to 8-K filed
           December 21, 2006).
10.26 * +  2005 Compensation Plan for Non-Employee Directors (Exhibit 10.12 to
           the 2004 10-K).
10.27 * +  Amendment to 2005 Compensation Plan for Non-Employee Directors
           effective as of December 19, 2006 (Exhibit 10.5 to 8-K filed December 21, 2006).
10.28 * Credit Agreement dated as of July 3, 2006 among Registrant, the Lenders named therein and Wachovia Bank, National Association, as Administrative Agent (Exhibit 10.1 to 8-K filed July 10, 2006).
11.1       Computation of Per Share Earnings.(1)
14    *    Code of Business Conduct and Ethics, as amended through
           February 7, 2006 (Exhibit 14 to the 2005 10-K).
21         Subsidiaries of the Registrant.
23         Consent of Deloitte & Touche, LLP.
31.1       Certification Pursuant to Rule 13a-14(a), as Adopted
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("SOX").
31.2       Certification Pursuant to Rule 13a-14(a), as Adopted
           Pursuant to Section 302 of SOX.
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of SOX.
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of SOX.


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

/s/ J. Michael Riley        2/27/2007
------------------------   ---------
J. Michael Riley           Date
Vice President and
Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William S. Antle       2/27/2007        /s/ Charles B. Carden      2/27/2007
---------------------      ---------        ------------------------   ---------
William S. Antle III       Date             Charles B. Carden          Date
Director                                    Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

/s/ Robert J. Clanin       2/27/2007        /s/ John D. Johns          2/23/2007
------------------------   ---------        ------------------------   ---------
Robert J. Clanin           Date             John D. Johns              Date
Director                                    Director

/s/ Scott A. Kisting       2/27/2007        /s/ Richard K. Lochridge   2/27/2007
-----------------------    ---------        ------------------------   ---------
Scott A. Kisting           Date             Richard K. Lochridge       Date
Director                                    Director

/s/ John J. McMahon, Jr.   2/27/2007        /s/ G. Harold Northrop     2/27/2007
-----------------------    ---------        ------------------------   ---------
John J. McMahon, Jr.       Date             G. Harold Northrop         Date
Director                                    Director

/s/ Larry L. Prince        2/28/2007        /s/ J. Michael Riley       2/27/2007
-----------------------    ---------        ------------------------   ---------
Larry L. Prince            Date             J. Michael Riley           Date
Director                                    Vice President and
                                            Controller
                                            (Principal Accounting Officer)

/s/ Eileen M. Rudden       2/27/2007        /s/ Jesse J. Spikes        2/27/2007
-----------------------    ---------        ------------------------   ---------
Eileen M. Rudden           Date             Jesse J. Spikes            Date
Director                                    Director

/s/ Timothy C. Tuff        2/27/2007
------------------------   ---------
Timothy C. Tuff            Date
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES

                       Index to Information For Inclusion
                        in the Annual Report on Form 10-K
                      for the year ended December 31, 2006



Management's Discussion and Analysis of
   Results of Operations and Financial Condition                        F2

Consolidated Financial Statements
   and Notes to Consolidated Financial Statements                      F20

Management's Responsibility For Financial Statements                   F59

Report of Independent Registered Public Accounting Firm                F60

Management's Report on Internal Control over Financial Reporting       F61

Report of Independent Registered Public Accounting Firm                F62

Supplemental Financial Information (Unaudited)                         F64

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

         The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions, thrifts and community banks, education and e-commerce solutions primarily to credit unions, lending and mortgage origination applications, mortgage servicing applications, branch automation applications, customer relationship management applications and field maintenance services.

         The Scantron segment ("Scantron") includes scanning equipment and software, scannable forms, survey solutions, testing and assessment tools and training services. Scantron sells these products and services to the education, commercial and financial institution markets.

Critical Accounting Policies

         The Company has identified certain of its accounting policies as critical to its business operations and the understanding of its results of operations. These policies include revenue recognition, impairment of long-lived assets, goodwill and other intangible assets, income taxes and share-based compensation.

         The Company considers its revenue recognition policy as critical to its reported results of operations primarily in its Software & Services and Scantron segments. Revenue is recognized in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, with Respect to Certain Transactions," and clarified by Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," SAB 104, "Revenue Recognition," and Emerging Issues Task Force Issue No. 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." The application of these pronouncements requires judgment, including whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether vendor-specific objective evidence ("VSOE") of fair value exists for those elements. Customers receive certain elements of the Company's products and services over time. Changes to the elements in a software arrangement or in the Company's ability to identify VSOE for those elements could materially impact the amount of earned and unearned revenue reflected in the financial statements.

         For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company's software license agreements include multiple products and services or "elements." None of these elements are deemed to be essential to the functionality of the other elements. SOP 97-2, as amended by SOP 98-9, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on VSOE of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that the Company determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method allowed by SOP 98-9. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

                                      -F2-

         Implementation services are generally for installation, training, implementation and configuration. These services are not considered essential to the functionality of the related software. VSOE of fair value is established by pricing used when these services are sold separately. Generally revenue is recognized when services are completed. On implementations for outsourced data processing services, revenue is deferred and recognized over the life of the outsourcing arrangement. On certain larger implementations, revenue is recognized based on milestones during the implementation. Milestones are triggered by tasks completed or based on labor hours. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to uncertainties inherent in these estimates, actual results could differ from these estimates.

         Maintenance support revenue is recognized pro-rata over the contract period, typically one year. VSOE of fair value is determined based on contract renewal rates.

         Outsourced data processing services and other transaction processing services are recognized in the month the transactions were processed or the services were rendered.

         The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Impairment exists when the carrying amount of long-lived assets and certain intangibles exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of those assets. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. In instances where active markets are not available for an asset, fair value may be determined using discounted cash flows. Significant assumptions requiring judgment are required to determine future cash flows, including but not limited to the estimated remaining useful life of the asset, future revenue streams and future expenditures to maintain the existing service potential of the asset. In the fourth quarter of 2006, the Company recorded an impairment charge which resulted from the decision to dispose of the Company's printing operation located in Mexico ($3.5 million before income taxes). In the third quarter of 2004, the Company recorded a charge of $7.9 million before income taxes related to certain portions of a Printed Products customer care infrastructure project. During the second and fourth quarters of 2004, the Company recorded a combined charge of $2.4 million before income taxes on a Printed Products facility to adjust the basis of the facility to its estimated fair value.

         The Company makes estimates and assumptions regarding future cash flows in its review of the carrying values of goodwill and other intangible assets to assess recoverability in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." If these estimates and assumptions change in the future (which may occur due to changes in the Company's business prospects, market trends or other economic factors which would impact projected annual sales, operating profit and cash flows), the Company may be required to record impairment charges. The Company analyzes its goodwill for impairment on an annual basis as of December 31. No impairment of goodwill was identified during the years ended December 31, 2006, 2005 and 2004.

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

                                      -F3-

         Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)"), "Share-Based Payment," which establishes accounting for share-based awards exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period (generally the vesting period of the equity grant). The Company amortizes share-based compensation using the straight-line method. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R). In accordance with the requirements of the modified prospective transition method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation.

         Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its share-based compensation plans and applied the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). In accordance with APB 25, no share-based compensation cost was reflected in net income for options or purchases under the Company's employee stock purchase plan (see Notes 1 and 10 to the Consolidated Financial Statements).

Discontinued Operations

         During 2006, the Company's printing operation in Mexico continued a recent pattern of underperformance primarily due to the loss of a large customer in 2005. In the fourth quarter of 2006, the Company made a decision to dispose of this operation and received an offer from a third party regarding the purchase of the operation. The fair value of the offer was less than the carrying value of the operation's assets. Accordingly, the Company recognized an impairment charge of $3.5 million and classified the operation as held for sale. The operation has been classified as a discontinued operation in the consolidated results of operations. The impairment charge was included in the discontinued operation's results. On February 2, 2007, the Company entered into an agreement with a potential purchaser under which it expects to sell this operation in 2007.

         The carrying amounts of the operation's assets and liabilities included in the consolidated balance sheets are not significant. In 2006, 2005, and 2004, operating results of the discontinued operation included sales of $4.3 million, $6.3 million and $8.2 million, respectively. The operating results of the discontinued operation consisted of a loss of $5.2 million in 2006 including the $3.5 million impairment charge, a loss of $1.1 million in 2005 and income of $0.1 million in 2004.

Reclassifications

         Prior to 2006, the Company included substantially all share-based compensation expense and a 401(k) plan performance contribution as a corporate expense classified within selling, general and administrative expenses. In conjunction with the adoption of SFAS 123(R) and pursuant to SEC Staff Accounting Bulletin No. 107, the Company elected to include share-based compensation and the 401(k) plan performance contribution expense in results of operations of the related business segment and to classify a portion of these expenses to cost of goods sold. Prior periods have been reclassified to conform to these changes. This reclassification for prior periods had no impact on net income or on shareholders' equity as previously reported.


                                      -F4-

         The following table presents share-based compensation included in the Company's consolidated statements of income by classification and by business segment for 2006, 2005 and 2004 (in thousands):

                                   2006           2005          2004
------------------------------------------------------------------------
Share-based compensation
 included in:
  Cost of sales                  $ 1,520        $   548       $   311
  Selling, general and
    administrative                16,214          6,626         5,321
------------------------------------------------------------------------
Total share-based compensation   $17,734        $ 7,174       $ 5,632
========================================================================

Share-based compensation
 included in:
  Printed Products               $ 3,440        $ 2,135       $ 1,239
  Software & Services              4,537          1,948         1,406
  Scantron                           672          1,036           981
  Corporate                        9,085          2,055         2,006
 -----------------------------------------------------------------------
Total share-based compensation   $17,734        $ 7,174       $ 5,632
========================================================================


Business Segment Changes

         During the fourth quarter of 2006, the Company transferred its field maintenance services from the Scantron business segment to the Software and Services business segment. This transfer was implemented to align the relationship between core processing offerings and the services and maintenance requirements of the financial institution market. Also in the fourth quarter of 2006, the Company classified a printing operation in Mexico as discontinued operations and, accordingly, removed such operations from the Printed Products segment. During the third quarter of 2006, the Company reassigned certain business operations including card products, educational services and fraud payment prevention solutions from the Software & Services business segment to the Printed Products business segment. During the second quarter of 2006, the Company transferred certain business operations related to on-site check printing systems from the Software & Services business segment to the Printed Products business segment. Accordingly, prior period results have been revised to conform to the 2006 business segment changes.

Significant Events

         On December 19, 2006, M & F Worldwide Corp. ("MFW") entered into a definitive merger agreement with the Company pursuant to which MFW will acquire the Company for $52.75 per share in cash, representing an approximate transaction value of $1.7 billion (which includes the assumption of debt). Upon completion of the transaction, the Company will become a wholly-owned subsidiary of MFW. The merger is expected to close in the second half of 2007, subject to the satisfaction of customary closing conditions including the approval of shareholders and regulatory authorities. The transaction is expected to be taxable to shareholders. The merger agreement contains non-solicitation provisions that prohibit the Company from soliciting and limits the Company's ability to engage in discussions or negotiations regarding a competing proposal to the merger. Under certain circumstances as stated in the merger agreement, a $52.5 million termination fee may be payable by the Company to MFW. There are also circumstances as stated in the merger agreement under which a $52.5 million termination fee and a reimbursement of employee retention bonuses up to $12.0 million may be payable by MFW to the Company. MFW is the parent company of Clarke American, a competitor of the Company. Clarke American provides direct marketing services, customer contact solutions and checks and check related solutions to financial institutions. The descriptions of the merger in this Form 10-K are qualified in their entirety by reference to the full text of the merger agreement filed with the Securities and Exchange Commission as Exhibit 2.1 to the Company's Current Report on Form 8-K on December 20, 2006.

                                      -F5-

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

         On January 31, 2006, HFS acquired Financialware, Inc. ("Financialware") for approximately $7.1 million in a cash for equity transaction. In June 2005, the Company acquired substantially all of the assets of Liberty Enterprises, Inc. ("Liberty") for approximately $161.0 million in cash including acquisition costs. In April 2005, the Company acquired Intrieve, Incorporated ("Intrieve") for approximately $77.1 million, including acquisition costs, in a cash for equity transaction. See Note 3 to the Consolidated Financial Statements for further information regarding these acquisitions.

         In March 2005, the Company was notified that a major customer in its Printed Products segment would not renew its contract that expired in March 2006. The annual sales under this contract were approximately $32 million with annual pre-tax operating income of approximately $10 million. The Company believes it has eliminated all variable costs associated with this customer and adjusted its infrastructure wherever possible to minimize the impact of fixed costs. This customer loss was effective during the first quarter of 2006.

         In September 2004, the Company concluded that upgrading certain existing customer care systems in its Printed Products segment would be more economical than continued development of portions of certain new customer care systems. The decision to terminate development efforts required a non-cash pre-tax impairment charge of $7.9 million. The Company continued with development and implementation of the remaining portions of the customer care infrastructure project.

         During the third quarter of 2004, the Company completed a reorganization of its Printed Products operations including the consolidation of its domestic manufacturing operations from 14 plants to 9 plants. Two of the closed facilities were leased. One of these facilities was under lease through late 2005 and the other is under lease through mid-2010. During the third quarter of 2004, the Company sublet the latter facility to a third party for the remaining term of the lease.

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

         The net pre-tax expenses associated with the plant consolidations totaled $8.1 million consisting of employee severance ($2.8 million), revision of depreciable lives and salvage values of furniture and equipment, asset impairment charge and disposal gains and losses ($2.4 million), relocation and other costs ($2.2 million) and contract termination costs related to leaseholds ($0.7 million). The net pre-tax expenses associated with other staffing reduction actions totaled $4.5 million consisting of employee severance costs.


                                      -F6-

         The following table presents net expenses by income statement caption for plant consolidation and other staffing reduction actions for 2006, 2005 and 2004 (in thousands):

                                             2006       2005        2004
---------------------------------------------------------------------------
Plant consolidation expenses:
  Cost of sales                           $  (150)    $   97      $5,347
  Asset impairment charges                                 -       2,444
  Gain on disposal of assets - net                        37      (3,612)
---------------------------------------------------------------------------
Total                                     $  (150)    $  134      $4,179
===========================================================================

Other staffing reduction actions:
  Selling, general and
    administrative expenses               $     -     $    -      $1,644
===========================================================================


                              RESULTS OF OPERATIONS
                                2006 versus 2005

Sales

         Consolidated sales for 2006 and 2005 were as follows (in thousands):

                               2006                       2005
----------------------------------------------------------------------
                                     % of                      % of
                          Amount     Total          Amount     Total
----------------------------------------------------------------------
Sales:
  Printed Products     $  648,397    61.7%       $  615,565    63.0%
  Software & Services     324,583    30.9%          286,946    29.4%
  Scantron                 77,885     7.4%           74,483     7.6%
  Eliminations               (686)    0.0%             (364)    0.0%
-----------------------------------------------------------------------
Total                  $1,050,179   100.0%       $  976,630   100.0%
=======================================================================

         Consolidated sales for the year ended December 31, 2006 were $1,050.2 million, compared to $976.6 million for the year ended December 31, 2005, an increase of $73.6 million, or 7.5%. Sales of products, which consist of all Printed Products sales (except analytical and educational services), software licensing sales, scanning equipment, scannable forms and other products increased $22.6 million or 2.9%, from $768.4 million in 2005 to $791.0 million in 2006. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased $51.0 million, or 24.5%, to $259.2 million in 2006 from $208.2 million in 2005.

                                      -F7-

         Printed Products sales were $648.4 million in 2006 compared to $615.6 million in 2005, an increase of $32.8 million, or 5.3%, which was more than accounted for by a full year's impact of Liberty operations in 2006 compared with a little more than six months of Liberty operations in 2005. The portions of the acquired Liberty operations aligned under Printed Products increased $46.7 million. Sales also increased for computer checks and related products and direct marketing activities. Sales of computer checks and related products increased 4.9% in 2006 compared to 2005 due primarily to increased volume through the financial institution channel and the promotion of premium delivery options. Sales of direct marketing activities increased 16.8% in 2006 compared to 2005 primarily due to increased volumes in legacy direct marketing activities and operations acquired in the Liberty acquisition that have been aligned under direct marketing in 2006 and under checks in 2005. Partially offsetting those increases was a 5.7% decrease in legacy imprint check sales. Legacy imprint check printing operations were unfavorably impacted by a volume decrease of 8.4% partially offset by an average price per unit increase of 2.2%. The volume decrease was primarily attributable to a major customer loss in the first quarter of 2006 and to general market volume decline related to alternative payments systems. The increase in average price per unit was primarily due to a price increase implemented during the first quarter of 2006 partially offset by an increase in customer rebates and a decline in contract termination payments from $7.5 million received in 2005 to $2.7 million received in 2006. The Company estimates the general market volume decline in check products due to the continuing expansion of alternative payment systems is currently 4% to 5% on an annual basis.

         Software & Services sales increased $37.7 million, or 13.1%, to $324.6 million in 2006 from $286.9 million in 2005. The increase in sales was due primarily to the acquisitions made in 2005 and 2006 and organic sales increases. See Note 2 to the Consolidated Financial Statements regarding business acquisitions in 2006 and 2005. Acquisitions accounted for approximately $27.2 million of the increase in sales. Software & Services organic sales growth was approximately $10.5 million, or 3.6%, primarily due to increases in lending solutions, retail solutions and credit union and bank core systems sales. Retail and lending solutions organic sales growth was 6.3% or $7.6 million in 2006 compared to 2005 primarily due to increased sales of lending solutions and branch automation systems partially offset by a decrease in mortgage solutions sales. Core systems organic sales growth was 2.6% or $3.2 million primarily due to an increase in processing fees and implementation sales in credit union core systems and an increase in processing fees and international revenue in bank core systems.

         At December 31, 2006, Software & Services backlog, which consists of contracted products and services prior to delivery, was $301.9 million, an increase of $36.6 million, or 13.8% from the backlog at December 31, 2005. The increase in backlog was primarily due to increases in lending solutions, bank core systems and retail solutions. Approximately $114.0 million, or 37.8%, of the backlog at December 31, 2006 is expected to be delivered over the next twelve months and $187.9 million or 62.2%, is expected to be delivered beyond the next twelve months due to the long-term nature of certain service contracts.

         Scantron sales were $77.9 million in 2006 compared to $74.5 million in 2005, an increase of $3.4 million, or 4.6%, primarily due to increased sales of testing and assessment and data collection software, survey services, standard forms and legacy scanning hardware partially offset by decreases in sales of custom data collection forms. Increased sales of newer software products in the education market were partially offset by lower sales of legacy software products in that market. Revenue for the newer software products is recognized over the contract term, which results in deferrals of revenue into future periods, whereas revenue for the legacy products is generally recognized when the product is shipped. Certain of the legacy software products were sunsetted in 2005 and are no longer being actively marketed.

         Scantron's backlog increased $3.1 million, or 40.8% from $7.6 million at December 31, 2005 to $10.7 million at December 31, 2006. Approximately $9.3 million of the backlog at December 31, 2006 is expected to be delivered in twelve months or less.

                                      -F8-

Gross Profit

         Consolidated gross profit and gross profit by segment for 2006 and 2005 were as follows (in thousands):

                             2006                      2005
----------------------------------------------------------------------
                                   % of                      % of
                        Amount    Sales(a)        Amount    Sales(a)
----------------------------------------------------------------------
Gross Profit:
  Printed Products     $287,278    44.3%         $262,461    42.6%
  Software & Services   193,681    59.7%          174,636    60.9%
  Scantron               48,432    62.2%           48,269    64.8%
----------------------------------------------------------------------
Total                  $529,391    50.4%         $485,366    49.7%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

         Printed Products gross profit increased $24.8 million, or 9.5%, in 2006 from 2005. The Printed Products gross profit increase was primarily due to the Liberty acquisition and sales increases in computer checks and related products and direct marketing operations partially offset by a sales decrease in legacy imprint check printing operations (which exclude Liberty operations). As a percentage of sales, Printed Products gross profit increased from 42.6% in 2005 to 44.3% in 2006 primarily due to efficiencies realized from the integration of the Liberty operations.

         Software & Services gross profit increased $19.1 million, or 10.9%, in 2006 from 2005. The gross profit increase was due primarily to acquisitions and an increase in organic sales. As a percentage of sales, Software & Services gross profit decreased to 59.7% for 2006 from 60.9% for 2005 due primarily to the lower margin nature of acquired operations.

         Scantron gross profit increased $0.2 million or 0.3%, in 2006 from 2005. The gross profit increase was due to the sales increase. As a percentage of sales, Scantron gross profit decreased from 64.8% for 2005 to 62.2% for 2006 primarily due to increased production costs for forms and a change in sales mix.

Selling, General and Administrative Expenses ("SG&A")

         Consolidated SG&A for 2006 and 2005 were as follows (in thousands):

                             2006                       2005
----------------------------------------------------------------------
                                   % of                      % of
                        Amount    Sales(a)         Amount   Sales(a)
----------------------------------------------------------------------
SG&A:
  Printed Products     $166,039    25.6%         $158,779    25.8%
  Software & Services   142,876    44.0%          125,871    43.9%
  Scantron               26,325    33.8%           27,898    37.5%
  Corporate              48,390                    29,831
----------------------------------------------------------------------
Total                  $383,630    36.5%         $342,379    35.1%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

         Printed Products SG&A increased $7.3 million, or 4.6%, in 2006 from 2005. The increase was primarily due to the portions of the acquired Liberty operations aligned under Printed Products, which accounted for the majority of the increase, and the impact of implementing SFAS 123(R), the new accounting pronouncement for share-based compensation, partially offset by lower selling and marketing, call center, information technology and incentive compensation expenses.

         Software & Services SG&A increased $17.0 million, or 13.5%, in 2006 from 2005 due to operations acquired in 2006, increased expenses for core systems operations, division support and product development activities and the impact of implementing SFAS 123(R).

                                      -F9-

         Scantron's SG&A decreased $1.6 million, or 5.6%, in 2006 from 2005. The decrease was due primarily to lower product development costs and lower selling and marketing expenses attributable largely to cost reductions implemented in late 2005 and 2006 partially offset by increased legal expenses related to a lawsuit, increased severance expenses and the impact of implementing SFAS 123(R).

         Corporate SG&A increased $18.6 million, or 62.2%, in 2006 from 2005. The increase was primarily due to $6.8 million of legal and advisory expenses and retention bonus accruals related to the merger transaction (see Note 17 to the Consolidated Financial Statements) and $4.8 million of compensation costs triggered by amendments to the Directors' deferred compensation plans related to the merger transaction (see Note 10 to the Consolidated Financial Statements). Other factors contributing to the increase were the impact of implementing SFAS 123(R), an increase in headcount primarily for business development activities and information security services and increases in professional fees. These increases were partially offset by lower postretirement benefit costs.

Amortization of Other Intangible Assets

         Amortization of other intangible assets increased $4.4 million, or 37.8%, to $16.0 million in 2006 compared to $11.6 million in 2005 primarily due to the impact of operations acquired in 2006 and 2005.

Consolidated Income From Operations

         Consolidated income from operations decreased $1.6 million, or 1.2%, to $129.7 million for 2006 from $131.3 million for 2005 primarily due to higher SG&A and amortization of intangibles substantially offset by increased gross profit, all of which are described in more detail above.

Other Income (Expense)

         Other Income (Expense) increased $6.2 million to an expense of $15.1 million in 2006 from an expense of $8.9 million in 2005. The increase was primarily due to an increase in interest expense resulting from higher amounts of debt outstanding and higher average interest rates in 2006 compared to 2005.

Income from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle

         Income from continuing operations and before income taxes decreased $7.9 million, or 6.4%, to $114.6 million for 2006 from $122.5 million for 2005 due to decreased income from operations and increased interest expense.

Income Taxes

         The Company's consolidated effective income tax rates for continuing operations were 36.4% and 37.7% for 2006 and 2005, respectively. The lower effective tax rate for 2006 was primarily due to research and development credits for the years 2002 to 2006 and favorable adjustments related to prior years. Partially offsetting these factors were nondeductible transaction costs related to the pending merger, the expiration of the IRC Section 936 U.S. tax credit for the Company's operations in Puerto Rico, a higher state income tax rate reflecting the impact of recent acquisitions and a favorable adjustment to deferred income tax liabilities in 2005 resulting from a lower tax rate related to a change in Ohio tax law. See Note 8 to the Consolidated Financial Statements for factors affecting the tax rate in each year.

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

                                     -F10-

Discontinued Operations, Net of Income Taxes

         Discontinued operations, which consist of the Company's printing operation in Mexico, incurred a loss of $5.2 million in 2006 compared to a loss of $0.8 million in 2005. The decision to dispose of this operation in the fourth quarter of 2006 resulted in a $3.5 million impairment charge. On February 2, 2007, the Company entered into an agreement with a potential purchaser under which it expects to sell this operation in 2007.

Net Income and Earnings Per Share

         The Company's net income for 2006 was $68.1 million compared to $75.5 million for 2005, a decrease of $7.4 million, or 9.8%. Basic and diluted earnings per share were $2.62 and $2.55, respectively, for 2006 compared to basic and diluted earnings per share of $2.77 and $2.69, respectively, for 2005. The decline in earnings per share in 2006 compared to 2005 was primarily due to expenses related to the pending sale of the Company equivalent to $0.33 per diluted share, the impairment charge related to discontinued operations equivalent to $0.13 per diluted share and an increase in costs related to the implementation of SFAS 123(R) equivalent to $0.15 per diluted share partially offset by a decrease in income tax expense equivalent to $0.08 per diluted share related to research and development tax credits.


                              RESULTS OF OPERATIONS
                                2005 versus 2004

Sales

         Consolidated sales for 2005 and 2004 were as follows (in thousands):

                             2005                       2004
----------------------------------------------------------------------
                                   % of                      % of
                         Amount    Total          Amount     Total
----------------------------------------------------------------------
Sales:
  Printed Products     $615,565    63.0%         $480,357    60.8%
  Software & Services   286,946    29.4%          235,299    29.8%
  Scantron               74,483     7.6%           75,187     9.5%
  Eliminations             (364)    0.0%             (525)   (0.1%)
----------------------------------------------------------------------
Total                  $976,630   100.0%         $790,318   100.0%
======================================================================

         Consolidated sales for the year ended December 31, 2005 were $976.6 million, compared to $790.3 million for the year ended December 31, 2004, an increase of $186.3 million, or 23.6%. Sales of products, which consist of all Printed Products sales (except analytical services), software licensing sales, scanning equipment and scannable forms, in-house host processing systems and other products increased $135.8 million or 21.5%, from $632.6 million in 2004 to $768.4 million in 2005. Sales of services, which consist of software maintenance services, field maintenance services, core processing services, analytical and consulting services and other services increased $50.5 million, or 32.0%, to $208.2 million in 2005 from $157.7 million in 2004.

                                     -F11-

         Printed Products sales increased $135.2 million, or 28.1%, in 2005 compared to 2004. The portions of the acquired Liberty operations aligned under Printed Products contributed $68.2 million of the increase. Domestic imprint check printing operations, which exclude Liberty operations, were favorably impacted by a volume increase of 23.3% partially offset by a decrease in the average price per unit of 7.0%. The volume increase was primarily attributable to the addition of a major customer in late 2004 and the favorable impact of a package size reduction partially offset by a continued general market volume decline related to alternative payments systems. The decrease in the average price per unit was due primarily to incentives and price reductions resulting from contract renewals and lower than average pricing for the major new customer added in late 2004. The Company estimates the general market volume decline in check products due to the continuing expansion of alternative payment systems is currently 4% to 5% on an annual basis. Sales of computer checks and related products increased 6.0% in 2005 from 2004 due primarily to higher sales from the financial institution and retail channels partially offset by lower sales in the software channel primarily due to lower average pricing. Sales for direct marketing activities increased 7.3% in 2005 from 2004 due to higher volumes partially offset by decreased analytical services sales attributable to contracts not being renewed with certain major banks.

         Software & Services sales increased $51.6 million, or 21.9%, in 2005 compared to 2004. The increase in sales was due to the Intrieve acquisition, the portions of the operations that were aligned under Software & Services from the Liberty acquisition and a full year of operations for the Phoenix System acquisition as well as the impact of other 2004 acquisitions. See Note 2 to the Consolidated Financial Statements regarding all acquisitions. Sales related to acquisitions were approximately $54.9 million in 2005. Software & Services organic sales decreased approximately $3.3 million, or 1.4%, due primarily to decreases in retail and lending solutions and core system sales. Retail and lending solutions organic sales decreased 3.1% or $3.7 million in 2005 compared to 2004 primarily due to decreased sales in retail and mortgage solutions that more than offset increased sales in lending solutions. Core systems organic sales decreased 0.9%, or $0.6 million in 2005 compared with 2004 primarily due to decreased sales of credit union core systems partially offset by increased sales of credit union service bureau services.

         At December 31, 2005, Software & Services backlog, which consists of contracted products and services prior to delivery, was $265.3 million, an increase of $146.9 million from the backlog at December 31, 2004. The increase in backlog was due to acquisitions, stronger bookings in lending solutions and banking systems over the last 12 months partially offset by the drawdown of backlog related to mortgage and retail solution products. Backlog increased organically by 9.3% from December 31, 2004. Approximately $95.9 million or 36.1% of the backlog at December 31, 2005 is expected to be delivered over the next twelve months and $169.4 million or 63.9% is expected to be delivered beyond the next twelve months due to the long-term nature of certain service contracts.

         Scantron sales decreased $0.7 million, or 0.9%, in 2005 compared to 2004. The decrease in sales was due primarily to decreases in sales of imaging and survey solutions products and services and educational software and services partially offset by increased sales of testing and custom data collection forms. Increased sales of newer software products in the education market were more than offset by lower sales of legacy software products in that market. Revenue for the newer software products is recognized over the contract term, which results in deferrals of revenue into future periods, whereas revenue for the legacy products is generally recognized when the product is shipped. Certain of the legacy software products were sunsetted in 2005 and are no longer being actively marketed. Sales of hardware were lower for commercial market applications and non-testing applications in the education market due to a continuing trend in data collection methods moving away from optical mark reading to imaging and direct input technologies. The decrease in survey solutions products and services was primarily due to customer losses and lower volume in an existing account. Scantron backlog decreased $0.6 million or 7.3% from $8.2 million at December 31, 2004 to $7.6 million at December 31, 2005. Approximately $6.6 million of the backlog at December 31, 2005 is expected to be delivered in twelve months or less.

                                     -F12-

Gross Profit

         Consolidated gross profit and gross profit by segment for 2005 and 2004 were as follows (in thousands):

                             2005                      2004
----------------------------------------------------------------------
                                   % of                      % of
                        Amount    Sales(a)        Amount    Sales(a)
----------------------------------------------------------------------
Gross Profit:
  Printed Products     $262,461    42.6%         $195,297    40.7%
  Software & Services   174,636    60.9%          146,157    62.1%
  Scantron               48,269    64.8%           48,475    64.5%
----------------------------------------------------------------------
Total                  $485,366    49.7%         $389,929    49.3%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

         Printed Products gross profit increased $67.2 million, or 34.4%, in 2005 compared to 2004 and increased as a percentage of sales from 40.7% in 2004 to 42.6% in 2005. The portions of the acquired Liberty operations aligned under Printed Products accounted for 51.5% of the gross profit increase in 2005. Additionally, Printed Products gross profit was favorably impacted by sales increases in domestic imprint check printing, computer checks and related products and direct marketing operations. Printed Products gross profit was also favorably impacted by efficiencies gained from plant consolidations and plant consolidation costs of $5.3 million incurred in 2004 (see Note 5 to the Consolidated Financial Statements). Lower average pricing in domestic imprint check printing operations in 2005 and a change in employees' paid time off policy in 2004 partially offset these favorable factors. In the fourth quarter of 2004, Printed Products gross profit was favorably impacted by a policy change for employees' paid time off which resulted in a benefit of $1.3 million. Gross profit in computer checks and related products operations also was favorably impacted by efficiencies realized from the implementation of digital printing technology during 2004.

         Software & Services gross profit increased $28.5 million, or 19.5%, in 2005 compared to 2004. The gross profit increase was due primarily to acquisitions, sales mix and lower costs in its other businesses. As a percentage of sales, Software & Services gross profit decreased to 60.9% for 2005 from 62.1% for 2004 due primarily to the lower margin nature of the acquired operations. Software & Services gross profit increased approximately 4.7% organically in 2005 compared to 2004 due primarily to lower costs and a change in sales mix.

         Scantron gross profit decreased $0.2 million, or 0.4%, in 2005 compared to 2004 due primarily to lower sales. As a percentage of sales, Scantron gross profit increased slightly to 64.8% for 2005 from 64.5% for 2004.

Selling, General and Administrative Expenses

         Consolidated SG&A for 2005 and 2004 were as follows (in thousands):

                             2005                      2004
----------------------------------------------------------------------
                                   % of                      % of
                        Amount    Sales(a)         Amount   Sales(a)
----------------------------------------------------------------------
SG&A:
  Printed Products     $158,779    25.8%         $124,701    26.0%
  Software & Services   125,871    43.9%          110,042    46.8%
  Scantron               27,898    37.5%           25,593    34.0%
  Corporate              29,831                    27,863
----------------------------------------------------------------------
Total                  $342,379    35.1%         $288,199    36.5%
======================================================================

(a) Percentage of sales for each segment is calculated using sales for that segment.

                                     -F13-

         Printed Products SG&A increased $34.1 million, or 27.3%, in 2005 compared to 2004. The increase was primarily due to Liberty SG&A, higher marketing and call center support expenses (related to the addition of a major customer in late 2004 and a ramp-up related to a major customer implemented in the fourth quarter of 2005) higher incentive compensation costs (related to the Company's financial performance), expenses related to the development of fraud prevention solutions and a change in employees' paid time off policy in 2004 partially offset by lower selling, client support and information technology expenses primarily due to staffing reduction actions in 2004. In the fourth quarter of 2004, Printed Products SG&A was favorably impacted by a policy change for employees' paid time off which resulted in a benefit of $1.6 million.

         Software & Services SG&A increased $15.8 million, or 14.4%, in 2005 compared to 2004 due to the impact of acquisitions during 2005 and late 2004 partially offset by decreased product development costs related to a mortgage loan product that was released in 2004, efficiencies from cost reduction initiatives implemented in 2004 and lower sales commissions.

         Scantron's SG&A increased $2.3 million, or 9.0%, in 2005 compared to 2004. The increase was due primarily to product development activities for a new imaging scanner and selling and product launch expenses related to a new imaging software application release.

         Corporate SG&A increased $2.0 million, or 7.1%, in 2005 compared to 2004. The increase was primarily due to increases in incentive compensation costs due to the Company's financial performance, increased legal, audit and tax fees and a contract renewal for the Company's Chief Executive Officer partially offset by lower expenses related to environmental liabilities and lower deferred compensation expenses as a result of the unfavorable impact of a change in life expectancy assumptions in 2004.

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

Income From Operations

         Income from operations increased $40.3 million, or 44.3%, to $131.3 million for 2005 from $91.0 million for 2004 primarily due to increased gross profit in 2005 and asset impairment charges in 2004 which were partially offset by higher SG&A and amortization of intangibles in 2005 and a net gain on the disposal of assets in 2004, all of which are described in more detail above.

Other Income (Expense)

         Other Income (Expense) increased $5.6 million to an expense of $8.9 million in 2005 from an expense of $3.3 million in 2004. The increase was primarily due to an increase in interest expense resulting from higher amounts of debt outstanding and higher average interest rates in 2005 compared to 2004 partially offset by interest income related to federal income tax refunds due to the Company. The increase in the amounts of debt outstanding resulted from the Intrieve and Liberty acquisitions.

                                     -F14-

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle

         Income from continuing operations before income taxes increased $34.7 million, or 39.5%, to $122.5 million for 2005 from $87.8 million for 2004 due to increased income from operations partially offset by higher interest expense in 2005.

Income Taxes

         The Company's consolidated effective income tax rates for continuing operations were 37.7% and 37.3% for 2005 and 2004, respectively. The higher effective tax rate for 2005 was primarily due to an increase in the effective state income tax rate for the consolidated group and a decrease in the U.S. tax credit for the Company's operation in Puerto Rico partially offset by the implementation of IRC Section 199, Qualified Production Activities Deduction and a favorable adjustment to deferred income tax liabilities resulting from a lower tax rate related to a change in Ohio tax law. The effective tax rate for 2004 included the favorable impact of a release of a valuation allowance related to the utilization of capital loss carryforwards, a favorable adjustment related to the partial closure of a review of the Company's income tax filings for 1999 and 2000 by the Internal Revenue Service and prior year foreign transfer pricing agreements. See Note 8 to the Consolidated Financial Statements for factors affecting the tax rate in each year.

Discontinued Operations, Net of Income Taxes

         Discontinued operations, which consist of the Company's printing operation in Mexico, incurred a loss of $0.8 million in 2005 compared to income of $0.1 million in 2004 primarily due to the loss of a customer and increased SG&A in 2005.

Net Income and Earnings Per Share

         The Company's net income for 2005 was $75.5 million compared to $55.1 million for 2004, an increase of $20.4 million, or 36.9%. Basic and diluted earnings per share were $2.77 and $2.69, respectively, for 2005 compared to basic and diluted earnings per share of $2.02 and $1.96, respectively, for 2004. Net income for 2004 included a pre-tax impairment charge of $7.9 million related to the decision not to complete certain portions of Printed Products customer care infrastructure project, equivalent to $0.17 per share on a diluted basis, and pre-tax charges of $5.8 million related to the reorganization of the Company's Printed Products segment, equivalent to $0.13 per share on a diluted basis.

              FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Cash

-------------------------------------------------------------------------------
                                         Years Ended December 31,
(In thousands)                       2006          2005           2004
-------------------------------------------------------------------------------
Net cash provided by
  operating activities           $ 153,192     $ 153,757      $ 120,371
Net cash (used in)
  investing activities             (32,571)     (262,108)       (51,043)
Net cash provided by (used in)
  financing activities            (120,461)      109,435        (68,639)
===============================================================================

         The Company has historically generated positive cash flows from its operations and continually evaluates uses of such cash flows to strengthen shareholder value through a combination of internal development, acquisitions, repurchases of stock, dividend payments and repayment of debt.

                                     -F15-

         Cash flow provided from operations in 2006 decreased $0.6 million, or 0.4%, to $153.2 million from $153.8 million in 2005. The decrease was primarily due to the impact of adopting SFAS 123(R) (see Note 1 to the Consolidated Financial Statements), whereby tax benefits from stock compensation which were previously included in cash flows from operations are now included in cash flows from financing partially offset by lower upfront contract payments.

         The principal uses of cash in 2006 were for repurchases of stock ($75.4 million), net payments toward the Credit Facility ($44.0 million), capital expenditures ($23.5 million), upfront contract payments ($22.2 million) and dividend payments to shareholders ($17.1 million). During 2006, cash provided by financing activities consisted primarily of the issuance of treasury stock, totaling $13.2 million, as a result of stock option exercises and issuances under the employee stock purchase plan.

         Purchases of property, plant and equipment totaled $23.5 million in 2006, a decrease of $0.4 million, compared to $23.9 million in 2005 and were primarily in Printed Products for systems development and equipment purchases.

         In December 2005, the Board of Directors authorized the purchase of 3,000,000 shares of the Company's stock. Shares purchased under this program may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes. In 2006, the Company purchased 1,950,500 shares at a cost of $75.4 million or an average cost of $38.67 per share, to be used as indicated above. As of December 31, 2006, 1,049,500 additional shares can be purchased under the current authorization. The Company is not permitted to purchase additional shares under this authorization without the written consent of MFW pursuant to the merger agreement with MFW.

         In July 2006, the Company entered into a new credit facility (the "Credit Facility") with a syndicate of banks increasing the amount available from $412.5 million under the previous credit facility to $450.0 million. The Credit Facility is comprised of a $362.5 million revolving loan and an $87.5 million term loan both of which mature in 2011. The term loan does not have any annual repayment requirements. The Credit Facility may be used for general corporate purposes, including acquisitions, and includes both direct borrowings and letters of credit. The Credit Facility is unsecured and the Company presently pays a commitment fee of 0.10% on the unused amount of the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, based upon one of the following indices (plus a margin as defined): the Federal Funds Rate, the Wachovia Bank Base Rate or LIBOR (as defined therein). The Credit Facility has certain financial covenants including, among other items, leverage and fixed charge coverage. At December 31, 2006, the Company believes it was in compliance with the convenants associated with the Credit Facility. The Credit Facility also has restrictions that limit the Company's ability to incur additional indebtedness, grant security interests or sell its assets beyond certain amounts.

         At December 31, 2006, there was $210.6 million in outstanding cash borrowings, $5.2 million in outstanding letters of credit and $234.2 million of remaining availability under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at December 31, 2006 and 2005 was 5.86% and 5.30%, respectively.

         At December 31, 2006, the Company had $10.5 million in cash and cash equivalents. The Company believes that its current cash position, funds from operations and the availability of funds under its Credit Facility will be sufficient to meet anticipated requirements for working capital, dividends, capital expenditures and other corporate needs. The Company is not permitted to incur funded indebtedness in excess of $245.0 million without the written consent of MFW pursuant to the merger agreement with MFW.

         The Company believes that it possesses sufficient unused debt capacity and access to equity capital markets to pursue additional acquisition opportunities if funding beyond that available under the Credit Facility were required subject to the limitations imposed by the merger agreement with MFW.

                                     -F16-

Contractual Obligations and Commitments

         The following table aggregates the Company's contractual obligations and commitments with definitive payment terms, which will require significant cash outlays in the future. The commitment amounts are as of December 31, 2006 (in millions):

                                       Payments Due by Period
                  ---------------------------------------------------------
Contractual                  Less than                           More than
Obligations          Total     1 year    1-3 years    3-5 years   5 years
---------------------------------------------------------------------------
Long-term debt      $211.1    $  0.2      $  0.3     $210.6       $    -
Interest on long-
  term debt(a)        55.0       9.2        24.4       21.4            -
Customer agreements   52.0      21.7        30.2        0.1            -
Operating leases      81.3      16.1        28.8       21.4         15.0
Purchase obligations   1.9       1.9           -          -            -
Postretirement
  benefit payments(b) 12.2       1.2         2.5        2.4          6.1
Other long-term
  liabilities         12.0       0.5         1.1        1.2          9.2
---------------------------------------------------------------------------
Total               $425.5    $ 50.8      $ 87.3     $257.1       $ 30.3
===========================================================================

(a) Assumes no additional borrowings or repayments prior to maturity under the Company's $450.0 million Credit Facility will occur after December 31, 2006 and the interest rate in effect at December 31, 2006 will remain constant at 5.86% over the remaining term of the Credit Facility.
(b) Estimated through 2016; net of contributions and subsidy.

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

         The Company has a nonqualified deferred compensation plan for certain eligible employees, which is accounted for as a rabbi trust (see Note 11 to the Consolidated Financial Statements). At December 31, 2006, the Company had a noncurrent liability of $9.6 million related to this plan. This liability has not been included in the above table because payment schedules are not determinable until a plan participant leaves the Company. Scheduled payments under this plan are currently not significant.

         The Company has postretirement benefit plans, which are described in
Note 12 to the Consolidated Financial Statements. At December 31, 2006, the Company's accrued postretirement costs totaled $19.5 million. Because the determination of this amount is affected by changes in plan demographics and assumptions, it does not represent expected liquidity needs. Estimated funding for the plan through 2016 has been included in the above table.

                      ACCUMULATED OTHER COMPREHENSIVE LOSS

         As of December 31, 2006, the Company's accumulated other comprehensive loss was $0.7 million and consisted of net actuarial losses on postretirement benefits partially offset by unrealized gains on investments and foreign currency translation adjustments.

                                     -F17-

                                  ACQUISITIONS

         All acquisitions in 2006, 2005 and 2004 were paid for with cash provided from the Company's credit facility and operating activities. The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses have been included in the Company's operations since the particular acquisition closing dates (see Note 2 to the Consolidated Financial Statements).

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All financial instruments are held for purposes other than trading except for $9.6 million of assets held in a trust. The Company is exposed primarily to market risks related to interest rates.

Interest Rate Risk

         The Company is exposed to interest rate risk on its variable rate debt. In order to manage its exposure to fluctuations in interest rates, the Company from time to time has entered into interest rate swap agreements, which allow it to raise funds at floating rates and effectively swap them into fixed rates. These derivative financial instruments are viewed as risk management tools and, when used, are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. As of December 31, 2006 and 2005, there were no interest rate swap agreements in effect. At December 31, 2006, the Company had outstanding variable rate debt of $210.6 million. The impact on annual net income of a hypothetical one-point rate change on the outstanding debt as of December 31, 2006 would be approximately $1.3 million.

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


                                     -F18-

         The fair value of the Company's available-for-sale investments is primarily affected by fluctuations in the market price for the common stock of Mitek Systems, Inc. The change in market value has been accounted for as a component of other comprehensive income. The following presents the Company's investment in Mitek reflecting the high and low closing market prices during the period subsequent to the date of the investment (February 22, 2005) to December 31, 2006:

                                  Carrying
(In thousands)                     Value (a)       High (b)       Low (b)
-----------------------------------------------------------------------------
Investment in Mitek                $2,164          $3,921        $1,179

(a) Based on market value as of December 31, 2006
(b) Based on quoted market
prices


                            ACCOUNTING PRONOUNCEMENTS

         See Note 1 to the Consolidated Financial Statements regarding the impact of recent accounting pronouncements on the Company's financial condition and results of operations.


                                     -F19-

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              December 31,
                                                            2006       2005
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                $ 10,458   $ 10,298
Accounts receivable from customers, less
  allowance for doubtful accounts of $1,958
  and $2,695                                               83,215     82,155
Inventories:
  Raw materials                                            15,481     17,739
  Work in process                                           1,943        596
  Finished goods                                            2,141      2,062
Deferred income taxes                                      10,917      8,257
Prepaid income taxes                                        3,758      8,171
Income taxes receivable                                     7,508      5,163
Prepaid expenses                                           19,388     16,291
Other                                                       6,000      3,843
--------------------------------------------------------------------------------
Total current assets                                      160,809    154,575
--------------------------------------------------------------------------------


INVESTMENTS AND OTHER ASSETS:
Investments                                                12,020     10,730
Goodwill - net                                            367,525    357,243
Intangible assets - net                                   103,273    116,477
Developed technology & content                             20,232     25,317
Upfront contract payments - net                            36,991     45,993
Other                                                       4,986      4,896
--------------------------------------------------------------------------------
Total investments and other assets                        545,027    560,656
--------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT:
Land                                                        2,245      2,245
Buildings and improvements                                 37,916     37,122
Machinery and equipment                                   275,058    272,034
Furniture and fixtures                                     25,411     23,832
Leasehold improvements                                     15,037     14,472
Additions in progress                                       5,776      5,230
--------------------------------------------------------------------------------
Total property, plant and equipment                       361,443    354,935
Less accumulated depreciation and amortization            274,212    250,317
--------------------------------------------------------------------------------
Property, plant and equipment - net                        87,231    104,618
--------------------------------------------------------------------------------


TOTAL                                                    $793,067   $819,849
===============================================================================

                                     -F20-


CONSOLIDATED BALANCE SHEETS (continued)

                                                              December 31,
                                                            2006       2005
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                        $ 42,727    $ 38,822
Deferred revenues                                         79,797      72,245
Current maturities of long-term debt                         157       5,448
Accrued liabilities:
  Salaries, wages and employee benefits                   46,220      44,343
  Taxes                                                   16,821      10,664
  Customer incentives                                     13,196      12,075
  Non-employee director compensation                      10,865           -
  Other                                                   17,378      22,516
------------------------------------------------------------------------------
Total current liabilities                                227,161     206,113
------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term debt                                           211,054     250,116
Deferred income taxes                                          -       9,148
Other                                                     42,277      35,330
------------------------------------------------------------------------------
Total long-term liabilities                              253,331     294,594
------------------------------------------------------------------------------

Total liabilities                                        480,492     500,707
------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (see Note 14)

TEMPORARY EQUITY                                           4,114           -

SHAREHOLDERS' EQUITY:
Preferred stock, authorized 500,000
  shares of $1.00 par value, none issued                       -           -
Common stock, authorized 144,000,000 shares of
  $1.00 par value, 37,907,497 shares issued               37,907      37,907
Additional paid-in capital                                10,216      22,361
Retained earnings                                        591,754     540,894
Accumulated other comprehensive income (loss):
  Foreign currency translation adjustments                   201         108
  Unrealized gains (losses) on investments - net             425       1,145
  Actuarial loss on postretirement benefits - net         (1,359)          -
Unamortized restricted stock awards                            -     (19,749)
------------------------------------------------------------------------------
                                                         639,144     582,666
Less 12,135,733 and 10,707,645 shares in
  treasury, at cost                                      330,683     263,524
------------------------------------------------------------------------------
Total shareholders' equity                               308,461     319,142
 ------------------------------------------------------------------------------

 TOTAL                                                   $793,067    $819,849
===============================================================================

See Notes to Consolidated Financial Statements.

                                     -F21-

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                     Years ended December 31,
                                                   2006        2005        2004
----------------------------------------------------------------------------------
Sales:
Product sales                                  $  790,984  $  768,421  $  632,650
Service sales                                     259,195     208,209     157,668
----------------------------------------------------------------------------------
Total sales                                     1,050,179     976,630     790,318
----------------------------------------------------------------------------------
Cost of sales:
Cost of products sold                             403,074     403,606     343,419
Cost of services sold                             117,714      87,658      56,970
----------------------------------------------------------------------------------
Total cost of sales                               520,788     491,264     400,389
----------------------------------------------------------------------------------
Gross Profit                                      529,391     485,366     389,929

Selling, general and administrative
  expenses                                        383,630     342,379     288,199
Asset impairment charges                                -           -      10,329
(Gain) loss on disposal of assets - net                56          67      (3,387)
Amortization of other intangible assets            15,974      11,590       3,773
----------------------------------------------------------------------------------
Income From Operations                            129,731     131,330     91,015
----------------------------------------------------------------------------------

Other Income (Expense):
Interest expense                                  (16,050)     (9,994)     (4,117)
Gain on sale of investments - net                       -          58         132
Other - net                                           936       1,059         732
----------------------------------------------------------------------------------
Total                                             (15,114)     (8,877)     (3,253)
----------------------------------------------------------------------------------

Income from continuing operations and before
  income taxes and cumulative effect of change
  in accounting principle                         114,617     122,453      87,762
Income taxes                                       41,688      46,201      32,732
----------------------------------------------------------------------------------
Income from continuing operations and before
  cumulative effect of change in accounting
  principle                                        72,929      76,252      55,030
Cumulative effect of change in accounting
  principle, net of income taxes                      345           -           -
(Loss) income from discontinued operations,
  net of income taxes                              (5,176)       (774)         85
 ----------------------------------------------------------------------------------
Net Income                                     $   68,098  $   75,478  $   55,115
==================================================================================

Basic Earnings Per Common Share:
  Income from continuing operations and before
    cumulative effect of change in accounting
    principle                                  $     2.81  $     2.80  $     2.02
  Cumulative effect of change in accounting
    principle, net of income taxes             $     0.01  $        -  $        -
  (Loss) income from discontinued operations,
     net of income taxes                       $    (0.20) $    (0.03) $        -
   Net Income                                  $     2.62  $     2.77  $     2.02

Diluted Earnings Per Common Share:
  Income from continuing operations and before
    cumulative effect of change in accounting
    principle                                  $     2.73  $     2.71  $     1.96
  Cumulative effect of change in accounting
    principle, net of income taxes             $     0.01  $        -  $        -
  (Loss) income from discontinued operations,
     net of income taxes                       $    (0.19) $    (0.03) $        -
   Net Income                                  $     2.55  $     2.69  $     1.96
====================================================================================

See Notes to Consolidated Financial Statements.

                                     -F22-

                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                         Years ended December 31,
                                                        2006       2005      2004
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                          $ 68,098   $ 75,478   $ 55,115
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                        33,720     36,808     36,004
  Amortization of upfront contract payments           31,206     32,888     26,392
  Other amortization                                  23,148     17,500      9,383
  Cumulative effect of change in accounting
    principle, net of taxes                             (345)         -          -
  Asset impairment charges                             3,928          -     10,329
  (Gain) loss on disposal of assets - net                 56         67     (3,387)
  Share-based compensation                            17,734      7,175      5,633
  Tax benefits from share-based compensation                      6,272      1,356
  Deferred income taxes                               (6,030)    (2,247)    25,585
  Other - net                                          1,157       (267)     1,930
  Changes in assets and liabilities net of
    effects of businesses acquired:
    Accounts receivable                               (1,172)    (3,767)    (7,358)
    Income taxes receivable                            2,650     10,143    (15,574)
    Inventories and other current assets              (5,892)    (4,881)       (31)
    Deferred revenues                                  7,153      7,461     (3,804)
    Accounts payable and accrued liabilities             (15)    (3,642)     5,907
    Upfront contract payments                        (22,204)   (25,231)   (27,109)
------------------------------------------------------------------------------------
Net cash provided by operating activities            153,192    153,757    120,371
-----------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment           (23,451)   (23,917)   (28,943)
Proceeds from sale of property, plant and equipment    1,120      3,695      8,300
Payments for acquisition of businesses -
  net of cash acquired                               (10,296)  (239,756)   (30,160)
Other - net                                               56     (2,130)      (240)
-----------------------------------------------------------------------------------
Net cash (used in) investing activities              (32,571)  (262,108)   (51,043)
-----------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Credit facility borrowings                           454,425    569,172    248,544
Credit facility payments                            (498,388)  (415,878)  (274,302)
Repurchases of stock                                 (75,434)   (45,052)   (45,295)
Issuance of treasury stock                            13,164     17,004     15,990
Dividends paid                                       (17,101)   (15,267)   (12,506)
Tax benefits from share-based compensation             5,050          -          -
Other - net                                           (2,177)      (544)    (1,070)
-----------------------------------------------------------------------------------
Net cash provided by (used in) financing activities (120,461)   109,435    (68,639)
-----------------------------------------------------------------------------------
Increase in cash and cash equivalents                    160      1,084        689
Cash and cash equivalents at beginning of year        10,298      9,214      8,525
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of year            $ 10,458   $ 10,298   $  9,214
===================================================================================
Supplemental cash flow information:
  Interest paid                                     $ 14,964   $  9,308   $  3,882
  Income taxes paid, net of refunds                   36,370     40,337     20,585
====================================================================================

See Notes to Consolidated Financial Statements.

                                     -F23-

                                     JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Years ended December 31, 2006, 2005 and 2004
                                   ------------------------------------------------------------------------------
(In thousands, except share                                        Accumulated             Unamortized
and per share amounts)                       Additional               Other                 Restricted       Total
                                    Common    Paid-in   Retained  Comprehensive   Treasury    Stock      Shareholders'
                                     Stock    Capital   Earnings  Income (Loss)    Stock      Awards        Equity
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003           $37,907  $ 7,788    $448,688    $  (735)    $(232,797) $ (5,408)      $255,443
Net income                                                 55,115                                            55,115
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                              301                                    301
  Unrealized losses on investments,
    net of $14 in tax benefits                                           (23)                                   (23)
  Changes in fair value of cash
    flow hedging instruments,
    net of $175 in tax provision                                         273                                    273
                                                                                                       -------------
Comprehensive income                                                                                         55,666
                                                                                                       -------------
Cash dividends, $0.45 per share                           (12,506)                                          (12,506)
Repurchase of 1,399,300 shares of
  stock                                                                            (45,295)                 (45,295)
Issuance of 1,183,001 shares of
  treasury stock under stock
  compensation plans                            1,100      (5,224)                  32,837   (12,723)        15,990
Share-based compensation                          882                                          4,751          5,633
Tax benefits from share-based
  compensation                                  1,356                                                         1,356
Other                                              65         (64)                  (1,697)                  (1,696)
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004            37,907   11,191     486,009       (184)     (246,952)  (13,380)       274,591
Net income                                                 75,478                                            75,478
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                              261                                    261
  Unrealized gains on investments,
    net of $784 in tax provision                                       1,176                                  1,176
                                                                                                       -------------
Comprehensive income                                                                                         76,915
                                                                                                       -------------
Cash dividends, $0.55 per share                           (15,267)                                          (15,267)
Repurchase of 1,178,722 shares of
  stock                                                                            (45,052)                 (45,052)
Issuance of 1,100,877 shares of
  treasury stock under stock
  compensation plans                            3,762      (5,226)                  30,969   (12,501)        17,004
Share-based compensation                        1,043                                          6,132          7,175
Tax benefits from share-based
  compensation                                  6,272                                                         6,272
Other                                              93        (100)                  (2,489)                  (2,496)
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005            37,907   22,361     540,894      1,253      (263,524)  (19,749)       319,142
Adoption of SFAS 123R                         (19,749)                                        19,749              -
Net income                                                 68,098                                            68,098
Other comprehensive income (loss):
  Foreign currency
    translation adjustments                                               93                                     93
  Unrealized gains on investments,
    net of $481 in tax benefits                                         (720)                                  (720)
                                                                                                       -------------
Comprehensive income                                                                                         67,471
                                                                                                       -------------
Cash dividends, $0.65 per share                           (17,101)                                          (17,101)
Repurchase of 1,950,500 shares of
  stock                                                                            (75,434)                 (75,434)
Issuance of 522,412 shares of
  treasury stock under stock
  compensation plans                            1,367                               11,797                   13,164
Share-based compensation                       12,422                                                        12,422
Tax benefits from share-based
  compensation                                  5,050                                                         5,050
Reclassification of non-employee
  director share-based deferred
  compensation to current liabilities          (6,014)                                                       (6,014)
Other                                          (1,107)       (137)                  (3,522)                  (4,766)
Reclassification to temporary equity
  for restricted stock awards
  pursuant to EITF Topic D-98                  (4,114)                                                       (4,114)
Adoption of SFAS 158:
  Actuarial loss on postretirement
    benefits, net of $3,017 in tax
    benefits                                                          (1,359)                                (1,359)
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006           $37,907  $10,216    $591,754    $  (733)    $(330,683) $      -       $308,461
====================================================================================================================

See Notes to Consolidated Financial Statements.

                                     -F24-

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

                                     -F25-

         Trading securities consist of investment assets, primarily mutual fund investments, of a nonqualified deferred compensation plan for eligible employees. Participants in this plan are able to direct contributions to a number of diversified assets and settle in cash. This plan is being accounted for under EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." As trading securities, changes in fair value are recognized as a charge or credit in other income. A related offsetting deferred compensation obligation is classified as a noncurrent liability and adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair value of the amount owed to the participants. Investments held by the rabbi trust totaled $9.6 million and $7.1 million as of December 31, 2006 and 2005, respectively, and are included within the investment caption on the Company's consolidated balance sheets with the corresponding liability being reflected as long-term. For 2006, 2005 and 2004, the investment income and corresponding compensation cost was $0.9 million, $0.4 million and $0.5 million, respectively.

         The following is a summary of security investments at December 31, 2006 and 2005 (in thousands):

                           Available-for-sale     Trading Securities
                           ------------------     ------------------
                           Cost         Market    Cost       Market
--------------------------------------------------------------------
2006
Rabbi trust               $    -        $    -    $9,366    $9,593
Other equity               1,718         2,427         -         -
--------------------------------------------------------------------
Total                      1,718         2,427     9,366     9,593
====================================================================
2005
Rabbi trust                    -             -     6,894     7,120
Other equity               1,700         3,610         -         -
--------------------------------------------------------------------
Total                     $1,700        $3,610    $6,894    $7,120
====================================================================


Goodwill and Other Intangible Assets

         Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. The Company reviews goodwill for impairment annually in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). No impairment of goodwill was identified during the years ended December 31, 2006, 2005 and 2004.

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

Upfront Contract Payments

         Certain contracts with the Company's customers involve upfront payments to the customer. These payments are capitalized and amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. At December 31, 2006, $32.6 million of these unamortized payments were refundable and $4.4 million were nonrefundable.


                                     -F26-

Software and Other Development Costs

         The Company expenses research and development costs, including expenditures related to development of software products that do not qualify for capitalization. Research and development costs, which are primarily costs incurred related to the development of software, totaled $25.3 million, $23.4 million and $21.9 million in 2006, 2005 and 2004, respectively, and are recorded in selling, general and administrative expenses.

         Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established and prior to its availability for sale are capitalized in accordance with FASB Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three to six years. Unamortized software development costs in excess of estimated net realizable value from a particular product are written down to their estimated net realizable value.

         The Company accounts for costs to develop or obtain computer software for internal use in accordance with Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires certain costs to be capitalized.

Advertising Costs

         Advertising costs are expensed as incurred and were $5.2 million, $5.2 million and $3.4 million for 2006, 2005 and 2004, respectively. Advertising costs, which are recorded in selling, general and administrative expenses, consist primarily of marketing new products, re-branding existing products and launching new initiatives throughout the Company.

Property, Plant and Equipment

         Property, plant and equipment are carried at cost. Depreciation of buildings is computed primarily by the straight-line method over periods up to 45 years. Depreciation of equipment, furniture and fixtures is calculated by the straight-line method over periods ranging from three to ten years. Leasehold improvements are amortized by the straight-line method over the life of the lease or the life of the property, whichever is shorter. Accelerated methods are used for income tax purposes for all property where allowed. The Company capitalizes the qualifying costs of software developed or obtained for internal use. Depreciation is computed for internal use software by using the straight-line method over three to seven years.

         Depreciation expense was $33.7 million, $36.8 million and $36.0 million in 2006, 2005 and 2004, respectively.

Self-Insurance

         The Company is primarily self-insured for workers' compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company's estimates of the aggregate liabilities for the claims incurred. Payments for claims beyond one year have been discounted. As of December 31, 2006 and 2005, the combined liabilities for workers compensation and group medical liability were $8.4 million and $8.8 million, respectively.

                                     -F27-

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

         During 2004, the Company recorded the changes in values related to cash flow hedges in other comprehensive income and such changes were not material. There were no cash flow hedges in place during 2006 and 2005. In 2006, 2005 and 2004, the Company did not have any hedging instruments that were designated as fair value hedges.

Translation of Foreign Currencies

         Financial statement accounts that are maintained in foreign currencies are translated into U.S. dollars. Assets and liabilities denominated in foreign currencies are translated at end-of-period exchange rates. Results of operations denominated in foreign currencies are translated using average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. Realized currency exchange gains and losses resulting from transactions are included in earnings as incurred and were not significant in 2006, 2005 and 2004. The Company considers undistributed earnings of foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on these undistributed earnings or on the foreign currency translation adjustments recorded as a part of other comprehensive income.

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

                                     -F28-

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

         Revenue from outsourced data processing services and other transaction processing services is recognized in the month the transactions are processed or the services are rendered.

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

         Service revenues are comprised of revenues derived from software maintenance agreements, card services, field maintenance services, core processing service bureau deliverables, analytical services, consulting services and training services.

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

Share-Based Compensation

         Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)"), "Share-Based Payment," which establishes accounting for share-based awards exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period (generally the vesting period of the equity grant). The Company amortizes share-based compensation by using the straight-line method. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R). In accordance with the requirements of the modified prospective transition method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation. Additionally, effective with the adoption of SFAS 123(R) excess tax benefits realized from the exercise of share-based awards are classified in cash flows from financing activities.

                                     -F29-

         Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its share-based compensation plans and applied the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). In accordance with APB 25, no stock-based compensation cost was reflected in net income for options or purchases under the Company's stock purchase plans. If the compensation cost for options granted under the Company's stock-based compensation plans and purchases under the employee stock purchase plan had been determined based on the fair value at the grant dates, consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts as follows (in thousands):

                                                        2005          2004
---------------------------------------------------------------------------
Net income:
  As reported                                       $ 75,478      $ 55,115
  Add: stock-based compensation
    expense included in reported
    net income, net of tax                             4,377         3,436
  Deduct: stock-based compensation
    expense determined under the
    fair value based method for
    all awards, net of tax                            (8,467)       (7,405)
---------------------------------------------------------------------------
  Pro forma net income                              $ 71,388      $ 51,146
===========================================================================

Earnings per common share:
  As reported
    Basic                                           $   2.77      $   2.02
    Diluted                                         $   2.69      $   1.96
  Pro forma
    Basic                                           $   2.62      $   1.88
    Diluted                                         $   2.54      $   1.83


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

                                     -F30-

         Shares issued under stock compensation plans are issued from the Company's treasury shares. In December 2005, the Company's board of directors approved a plan to repurchase 3,000,000 shares. Shares purchased may be held in treasury, used for acquisitions, used to fund the Company's share-based benefit and compensation plans or for other corporate purposes. During the year ended December 31, 2006, the Company repurchased 1,950,500 shares under this plan. The Company is not permitted to purchase additional shares under this authorization without the written consent of MFW pursuant to the merger agreement with MFW (see Note 17).

         Upon the adoption of SFAS 123(R) the Company recognized a benefit of $0.6 million ($0.3 million after tax) as the cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01 for the twelve month period ended December 31, 2006.

         As a result of the SFAS 123(R) requirements, share-based compensation costs increased $6.6 million before income taxes, or $0.15 per diluted share, during the twelve month period ended December 31, 2006.

         See Note 10 for more information regarding the Company's stock compensation plans.



             THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                     -F31-

Earnings Per Common Share

         Earnings per common share for 2006, 2005 and 2004 have been computed under the provisions of FASB Statement No. 128, "Earnings Per Share." The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

                                                 2006      2005      2004
----------------------------------------------------------------------------
Numerators:
  Income from continuing operations and
    before cumulative effect of change in
    accounting principle                      $ 72,929  $ 76,252  $ 55,030
  Cumulative effect of change in accounting
    principle, net of income taxes                 345         -         -
 (Loss) income from discontinued operations,
    net of income taxes                         (5,176)     (774)       85
----------------------------------------------------------------------------
  Net income                                  $ 68,098  $ 75,478  $ 55,115
============================================================================

Denominator - basic
  Weighted average shares outstanding           25,759    27,056    27,129
  Weighted average deferred shares
    outstanding under non-employee
    directors compensation plan                    196       168       140
----------------------------------------------------------------------------
Weighted average shares outstanding - basic     25,955    27,224    27,269
============================================================================

Denominator - diluted
  Weighted average shares outstanding - basic   25,955    27,224    27,269
  Dilutive effect of stock options and
    restricted stock                               748       866       815
----------------------------------------------------------------------------
Weighted average shares outstanding - diluted   26,703    28,090    28,084
============================================================================

Earnings Per Common Share - basic:
  Income from continuing operations and
    before cumulative effect of change in
    accounting principle                      $   2.81  $   2.80  $   2.02
  Cumulative effect of change in accounting
    principle, net of income taxes            $   0.01  $      -  $      -
  (Loss) income from discontinued operations,
     net of income taxes                      $  (0.20) $  (0.03) $      -
   Net income                                 $   2.62  $   2.77  $   2.02
============================================================================

Earnings Per Common Share - diluted:
  Income from continuing operations and
    before cumulative effect of change in
    accounting principle                      $   2.73  $   2.71  $   1.96
  Cumulative effect of change in accounting
    principle, net of income taxes            $   0.01  $      -  $      -
  (Loss) income from discontinued operations,
     net of income taxes                      $  (0.19) $  (0.03) $      -
   Net income                                 $   2.55  $   2.69  $   1.96
============================================================================

         The potentially dilutive common shares relate to options and restricted stock granted under stock compensation plans. Potentially dilutive common shares that were not included in the calculation of diluted earnings per share for 2006, 2005 and 2004 because they were anti-dilutive were 100,606; 468 and 10,457, respectively.

Income Taxes

         The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. A valuation allowance is provided for deferred tax assets for which realization cannot be considered more likely than not.

                                     -F32-

New Accounting Standards

         In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the Company, FIN 48 is effective beginning January 1, 2007.

         The Company is currently in the process of evaluating FIN 48 for all open tax years, which generally include the tax years ended December 31, 2001, and forward. Prior to the issuance of FIN 48, the Company had already established a method of accounting for tax uncertainties that closely matched the general principles of FIN 48. More specifically, the Company utilized a process of identifying tax uncertainties to which the Company assessed whether each position met a "more likely than not" recognition threshold. Following this recognition test, the Company used a "best estimate" approach for the measurement of these tax positions. While the Company's "best estimate" approach to measuring tax uncertainties differs from the FIN 48 "cumulative probability" approach, at this time, the Company has no reason to believe that these two measurement approaches will yield significantly dissimilar results.

         As part of the process to adopt FIN 48, the Company has executed a series of procedures that include, but are not limited to, the identification and inventorying of income tax positions for open tax years, the determination of whether identified tax uncertainties satisfied the "more likely than not" recognition threshold, and the documentation of all findings to date. The Company is in the process of completing its measurement of tax uncertainties and their impact, if any, on their financial statements. To date, the Company has not identified any new uncertain tax positions that had not been accounted for under its prior method of accounting for tax uncertainties.

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

         In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R" ("SFAS 158"). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ended December 31, 2006. SFAS 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. See Note 12 for the incremental effect of the adoption of SFAS 158 on the Company's financial position.

         In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expresses SEC staff views regarding the process of quantifying and evaluating the materiality of misstatements in financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have any impact on the Company's results from operations or financial position.

                                     -F33-

         In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151") to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period charges and also requires that allocation of fixed production overheads to costs of conversion be based on the normal capacity of the production facilities. The Company adopted the provisions of SFAS 151 on January 1, 2006. The adoption of SFAS 151 did not have a material effect on the Company's financial position and results of operations.

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

Business Segment Changes

         During the fourth quarter of 2006, the Company transferred its field maintenance services from the Scantron business segment to the Software and Services business segment. This transfer was implemented to align the relationship between core processing offerings and the services and maintenance requirements of the financial institution market. Also in the fourth quarter of 2006, the Company classified a printing operation in Mexico as discontinued operations and, accordingly, removed such operations from the Printed Products segment. During the third quarter of 2006, the Company reassigned certain business operations including card products, educational services and fraud payment prevention solutions from the Software & Services business segment to the Printed Products business segment. During the second quarter of 2006, the Company transferred certain business operations related to on-site check printing systems from the Software & Services business segment to the Printed Products business segment. Accordingly, prior period results have been revised to conform to the 2006 business segment changes.

2. Acquisitions

         All acquisitions in 2006, 2005 and 2004 were paid for with cash provided from operating activities and proceeds from the Company's credit facility. The results of operations of each acquired business have been included in the Company's operations beginning as of the date of the particular acquisition.

                                     -F34-

2006 Acquisitions

         On April 28, 2006, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired the remaining 20% of equity interests in Cavion LLC ("Cavion") from outside investors for approximately $4.2 million in cash, including $1.0 million for the net minority interest of Cavion's operations, and acquisition costs. The transaction increased HFS's equity ownership in Cavion to 100%. The previous 80% ownership in Cavion had been obtained as a result of the Liberty acquisition in June 2005. The Cavion operation includes web design, web hosting and Internet banking services and provides financial institutions with a private secure network to conduct business with vendors and customers. The results of Cavion's operations have been included in the Company's operations since the Liberty acquisition. The net minority interest portion of Cavion's operations was included in the other-net caption on the condensed consolidated statements of income. Prior to the acquisition of the remaining 20% equity interest in Cavion, the Company had approximately $1.0 million of Cavion-related minority interests included in the other long-term liabilities caption of the condensed consolidated balance sheet.

         On January 31, 2006, HFS acquired Financialware, Inc. ("Financialware") for approximately $7.1 million in a cash for equity transaction. Financialware was a provider of enterprise content management solutions, serving domestic and international financial institution clients. The acquisition expands and strengthens the Company's position in electronic check processing, statement rendering, document archival and retrieval, report management and image exchange software. The enterprise content management system technology, through automation, allows a consolidated view of customer accounts, transactions and documents via an accessible browser by both the financial institution's employees and their customers. Financialware's results of operations were included in the Company's operations as of January 31, 2006.

         The estimated fair value of assets and liabilities at the acquisition date for both acquisitions totaled $10.3 million and consisted of goodwill of $7.6 million of which $4.9 million is expected to be deductible for tax purposes, other intangible assets of $4.0 million (estimated weighted average useful life of nine years), which included $1.2 million in developed technology (estimated weighted average useful life of six years), and $2.8 million in customer lists (estimated weighted average useful life of 11 years), other assets of $0.7 million and assumed liabilities of $2.1 million. At December 31, 2006, $0.5 million was being held in escrow to satisfy indemnification claims, if any, under the terms of the purchase agreement related to the Financialware acquisition.

         The allocation of purchase price is preliminary and subject to refinement as the Company finalizes the valuation of certain assets and liabilities. The pro forma effects of these acquisitions were not material to the Company's results of operations.

2005 Acquisitions

         On June 10, 2005, the Company acquired substantially all of the assets of Liberty Enterprises, Inc. ("Liberty") for approximately $161.0 million in cash, including acquisition costs. Liberty is a provider of checks, marketing services, card services, education and e-commerce solutions primarily to credit unions. The addition of Liberty expanded the Company's presence among credit unions, and management believes that the combined range of products and services positions the Company to be a preferred partner for credit unions across the country.

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

                                     -F35-

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

         The combined purchase price for assets acquired through acquisitions in 2005 totaled $239.1 million, net of cash acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition dates (in thousands):

                                               Weighted Average
                                                  Useful Life
                                        Value       in Years
---------------------------------------------------------------
Current assets                        $ 25,432
Property, plant and equipment           10,483
Goodwill                               130,182
Intangibles:
  Customer lists              103,300                 18.7
  Developed technology         12,640                  5.0
  Trademarks                    7,600                  5.4
                              --------
Total intangibles                      123,540
Other assets                             1,439
---------------------------------------------------------------
    Total assets acquired              291,076
---------------------------------------------------------------
Current liabilities                     37,233
Deferred income taxes                   10,565
Other                                    4,177
---------------------------------------------------------------
    Total liabilities assumed           51,975
---------------------------------------------------------------
Net assets                            $239,101
===============================================================

         The allocations of purchase price resulted in $130.2 million allocated to goodwill of which $60.5 million is expected to be deductible for tax purposes. Goodwill of $60.0 million and $70.2 million was assigned to the Company's Printed Products and Software & Services business segments, respectively. The allocation of the purchase price includes $8.3 million for actions taken for the integration of Liberty operations. The principal factor affecting the purchase price, which resulted in the recognition of goodwill, was the fair value of the going-concern element of the Liberty and Intrieve businesses, which includes the assembled workforces and synergies that are expected to be achieved.

         The following unaudited pro forma summary presents information as if the acquisitions of the businesses acquired in 2005 occurred at the beginning of the year of each period presented (in thousands, except per share amounts):


(Unaudited)                                     2005         2004
------------------------------------------------------------------------
Net Sales                                    $1,053,650   $  979,454
Net Income                                   $   69,167   $   59,541

Earnings per common share:
  Basic                                      $     2.54   $     2.18
  Diluted                                    $     2.46   $     2.12


                                     -F36-

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

         The combined purchase price of net assets acquired through acquisitions in 2004 totaled approximately $29.4 million, net of cash acquired. The fair value of assets and liabilities at the acquisition dates consisted of goodwill of $18.7 million, of which $5.4 million is expected to be deductible for tax purposes, other intangible assets of $10.2 million (estimated weighted average useful life of eight years), which included $6.3 million in developed technology (estimated weighted average useful life of nine years) and $3.9 million in customer lists (estimated weighted average useful life of 13 years), other assets of $7.9 million and assumed liabilities of $7.4 million. The pro forma effects of the 2004 acquisitions were not material to the Company's results of operations.

3. Goodwill and Intangible Assets

         Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment. Separable intangible assets with definitive lives are amortized over their useful lives.


                                     -F37-

         The changes in the carrying amounts of goodwill by business segment for 2006 and 2005 are as follows (in thousands):

                        Printed     Software &                   Consoli-
                        Products      Services      Scantron      dated
-------------------------------------------------------------------------
Balances as of
  December 31, 2004     $ 24,709      $178,826      $ 30,452    $233,987
Goodwill acquired
  during 2005             58,558        67,172             -     125,730
Purchase price
  allocation
  adjustments - net            -        (2,311)         (163)     (2,474)
-------------------------------------------------------------------------
Balances as of
  December 31, 2005       83,267       243,687        30,289     357,243
Goodwill acquired
  during 2006                  -         7,674             -       7,674
Purchase price
  allocation
  adjustments - net          132         2,476             -       2,608
-------------------------------------------------------------------------
Balances as of
  December 31, 2006     $ 83,399      $253,837      $ 30,289    $367,525
=========================================================================


         Intangible assets with definitive lives at December 31, 2006 and 2005 were comprised of the following (in thousands):

                   December 31, 2006              December 31, 2005
            ------------------------------  -----------------------------
              Gross                Net       Gross                 Net
             Carrying   Accum.  Carrying    Carrying    Accum.  Carrying
              Amount    Amort.   Amount      Amount     Amort.   Amount
-------------------------------------------------------------------------
Developed
  technology  $ 47,210 $(28,025)  $ 19,185   $ 45,834 $(22,030)  $ 23,804
Customer
  lists        136,105  (40,276)    95,829    133,305  (26,143)   107,162
Trademarks      11,347   (3,903)     7,444     11,400   (2,085)     9,315
Content          1,900     (853)     1,047      2,300     (787)     1,513
--------------------------------------------------------------------------
Total         $196,562 $(73,057)  $123,505   $192,839 $(51,045)  $141,794
==========================================================================

         Amortization expense of developed technology and content is included in the cost of sales caption on the statements of income.

         Aggregate amortization expense for intangible assets totaled $22.5 million, $17.0 million and $8.9 million for 2006, 2005 and 2004, respectively. The estimated intangible amortization expense for each of the next five years beginning January 1, 2007 is as follows (in thousands):

Year                                                     Amount
--------------------------------------------------------------------
2007                                                   $ 21,160
2008                                                     18,063
2009                                                     14,915
2010                                                     13,097
2011                                                     10,096
Thereafter                                               46,174
--------------------------------------------------------------------
Total                                                  $123,505
====================================================================

                                     -F38-

4. Asset Impairment Charges

         In 2006, the Company recorded an asset impairment charge of $3.5 million related to the Company's decision to dispose of a Printed Products business operation in Mexico. The impairment charge is included in discontinued operations on the consolidated income statement (see Note 16).

         In September 2004, the Company concluded that upgrading certain existing customer care systems in its Printed Products segment would be more economical than continued development of portions of certain new customer care systems. The decision to terminate development efforts required a non-cash, pre-tax impairment charge of $7.9 million which was based on previously capitalized costs, less accumulated depreciation thereon, for the discontinued portions. The Company continued with development and implementation of the remaining portions of the systems.

         During the second quarter of 2004, a Printed Products facility in Denver was closed pursuant to a plant consolidation plan. In the second quarter and fourth quarter of 2004, asset impairment charges of $2.3 million and $0.1 million, respectively, were recorded to adjust the basis of the Denver facility to its estimated fair value (see Note 6).

5. Integration and Reorganization Actions

         Upon the acquisition of Liberty in June 2005, an integration plan was developed that included the consolidation of six Liberty facilities into the Company's existing network of regional production facilities and the elimination of duplicate selling, general and administrative expenses. As of December 31, 2006, costs of $8.6 million were recorded for actions taken for this integration, which were primarily for severance benefits and lease abandonment charges.

         During the third quarter of 2004, the Company completed a reorganization of its Printed Products operations including the consolidation of manufacturing operations from 14 plants to 9 plants. Two of the facilities that were closed were leased. One of these facilities was under lease through late 2005 and the other is under lease through mid-2010. During the third quarter of 2004, the Company sublet the latter facility for the remaining term of the lease.

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

         The following table presents the cumulative net costs of these actions incurred through December 31, 2006 (in thousands):

                                                                   Staffing
                                   Liberty          Plant         Reduction
                                 Integration    Consolidation      Actions
----------------------------------------------------------------------------
Employee severance                 $ 5,937         $ 2,843         $ 4,545
Revision of depreciable lives
  and salvage values                     -           3,459               -
Asset impairment charge and
  disposal (gains) and losses            -          (1,132)              -
Relocation and other costs               -           2,236               -
Contract termination costs
  related to leaseholds              1,513             707               -
Other                                1,176               -               -
----------------------------------------------------------------------------
Total                              $ 8,626         $ 8,113         $ 4,545
============================================================================

                                     -F39-

         The following table presents net expenses by income statement caption for plant consolidation and other staffing reduction actions for 2006, 2005 and 2004 (in thousands):

                                             2006       2005        2004
---------------------------------------------------------------------------
Plant consolidation expenses:
  Cost of sales                           $  (150)    $   97      $5,347
  Asset impairment charges                                 -       2,444
  Gain on disposal of assets - net                        37      (3,612)
---------------------------------------------------------------------------
Total                                     $  (150)    $  134      $4,179
===========================================================================

Other staffing reduction actions:
  Selling, general and
    administrative expenses               $     -     $    -      $1,644
===========================================================================

             THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                     -F40-

         The following table reconciles the beginning and ending liability balances for 2006, 2005 and 2004 related to these actions and are included in the other current and noncurrent liabilities captions on the balance sheet (in thousands):

                                      Charged to              Utilized
                                  ------------------      ---------------
                     Beginning             Costs and                        Ending
                       Balance    Goodwill  Expenses      Cash   Non-Cash   Balance
------------------------------------------------------------------------------------
2004
Plant consolidation:
  Employee severance   $  1,659  $      -  $  1,115   $ (2,563)  $      -   $    211
  Revision of
    depreciable lives
    and salvage values        -         -     1,321          -     (1,321)         -
  Asset impairment charges
    and disposal (gains)
    and losses                -              (1,168)     5,301     (4,133)         -
  Relocation and other
    costs                     -         -     2,035     (2,035)         -          -
  Contract termination
    costs related to
    leaseholds                -         -       876       (362)       167        681
Staffing reduction
  actions:
  Employee severance      1,125         -     1,644     (2,708)         -         61
-------------------------------------------------------------------------------------
Total                     2,784         -     5,823     (2,367)    (5,287)       953
=====================================================================================

2005
Liberty integration:
  Employee severance          -     5,802       100     (2,960)         -      2,942
  Contract termination
    costs related to
    leaseholds                -     1,339         -          -          -      1,339
Plant consolidation:
  Employee severance        211         -        (3)      (209)         -          -
  Contract termination
    costs related to
    leaseholds              681         -       (19)      (462)         -        200
  Other                       -         -       119       (118)         -          -
Staffing reduction
  actions:
  Employee severance         61         -         -        (61)         -          -
-------------------------------------------------------------------------------------
Total                       953     7,141       197     (3,810)         -      4,481
=====================================================================================

2006
Liberty integration:
  Employee severance      2,942         6        29     (2,493)         -        484
  Contract termination
    costs related to
    leaseholds            1,339       (50)      224       (632)         -        881
Other                         -     1,176         -     (1,122)                   54
Plant consolidation:
  Contract termination
    costs related to
    leaseholds              200         -      (150)         -          -         50
-------------------------------------------------------------------------------------
Total                  $  4,481  $  1,132  $    103   $ (4,247)  $      -   $  1,469
=====================================================================================

                                     -F41-

6. Property Held for Sale

         At December 31, 2006, properties held for sale totaled $0.3 million related to the property, plant and equipment of a printing operation in Mexico (see Note 16). At December 31, 2004, property held for sale was $3.4 million, which consisted of the Company's Printed Products facility in Denver. In the second quarter and fourth quarter of 2004, asset impairment charges of $2.3 million and $0.1 million were recorded to adjust the basis of the Denver facility to its estimated fair value. During the second quarter of 2005, the Company sold the Denver facility, which was closed during the second quarter of 2004 for $3.4 million.

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

         Long-term debt consisted of the following as of December 31, 2006 and 2005 (in thousands):

                                                      2006          2005
-------------------------------------------------------------------------
Credit Facility                                  $ 210,631     $ 254,594
Other                                                  580           970
-------------------------------------------------------------------------
Total                                              211,211       255,564
Less current portion                                   157         5,448
-------------------------------------------------------------------------
Long-term debt                                   $ 211,054     $ 250,116
=========================================================================

         At December 31, 2006, there was $210.6 million in outstanding cash borrowings, $5.2 million in outstanding letters of credit and $234.2 million of remaining availability under the Credit Facility. The average interest rate in effect on outstanding cash borrowings at December 31, 2006 and 2005 was 5.86% and 5.30%, respectively. The Company is not permitted to incur funded indebtedness in excess of $245.0 million without the written consent of MFW pursuant to the merger agreement with MFW.

         Other long-term debt relates to other miscellaneous obligations. At December 31, 2006, the Company believes it was in compliance with the covenants associated with all debt instruments. Annual maturities of long-term debt during the next five years are $0.2 million in each of 2007 and 2008, $0.1 million in 2009, $0.0 in 2010 and $210.6 million in 2011.

                                     -F42-

8. Income Taxes

         The income tax provision (benefit) for 2006, 2005 and 2004 consisted of the following (in thousands):

                                         2006         2005        2004
-----------------------------------------------------------------------
Current:
  Federal                             $ 39,560     $ 40,408     $  5,187
  State                                  7,838        7,762        1,820
  Foreign                                  872          (54)         195
-------------------------------------------------------------------------
Total                                   48,270       48,116        7,202
-------------------------------------------------------------------------
Deferred:
  Federal                               (5,035)      (1,447)      23,407
  State                                   (995)        (800)       2,178
-------------------------------------------------------------------------
Total                                   (6,030)      (2,247)      25,585
-------------------------------------------------------------------------
Total income taxes                    $ 42,240     $ 45,869     $ 32,787
=========================================================================

         The Company utilized net operating losses, capital losses and tax credits of $0.7 million, $1.8 million and $29.1 million in the calculation of current tax expense for 2006, 2005 and 2004, respectively. The substantial net operating loss utilization in 2004 is primarily a result of an agreement reached with the Internal Revenue Service. The agreement allowed the cumulative net operating losses of a subsidiary not consolidated for tax purposes to be deducted in the consolidated Company federal tax returns. For 2006, 2005 and 2004, the income tax provision excluded $0.3 million, $0.1 million and $1.2 million, respectively, of tax benefits which were recorded as a reduction of goodwill and excluded $5.1 million, $6.3 million and $1.4 million, respectively, of tax benefits from share-based compensation that were included in shareholders' equity.

         The tax effects of significant items comprising the Company's net deferred tax asset (liability) as of December 31, 2006 and 2005 were as follows (in thousands):

                                                        2006        2005
--------------------------------------------------------------------------
Current deferred tax asset (liability):
  Accrued vacation                                  $  3,355    $  2,959
  Deferred revenues                                    2,395         362
  Accrued liabilities                                  3,868       5,260
  Allowance for doubtful accounts                      1,000       1,071
  Other                                                  299      (1,395)
-------------------------------------------------------------------------
Total                                                 10,917       8,257
-------------------------------------------------------------------------
Noncurrent deferred tax asset (liability):
  Difference between book and tax basis
   of long-term assets                               (27,413)    (30,889)
  Deferred revenues                                    8,273       5,724
  Deferred compensation                                6,277       3,766
  Postretirement benefits obligation                   5,981       5,922
  Capital loss carryforwards                           1,563       1,544
  Benefit of net operating loss carryforwards          5,912       6,885
  Other                                                3,914       1,707
-------------------------------------------------------------------------
Total                                                  4,507      (5,341)
Valuation allowance                                   (3,645)     (3,807)
-------------------------------------------------------------------------
Noncurrent deferred tax asset (liability)                862      (9,148)
-------------------------------------------------------------------------
Net deferred tax asset (liability)                  $ 11,779    $   (891)
=========================================================================

                                     -F43-

         At December 31, 2006 and 2005, the total of all deferred tax assets was $80.8 million and $68.9 million, respectively, and the total of all deferred tax liabilities was $67.7 million and $65.2 million, respectively.

         At December 31, 2006, undistributed earnings of foreign subsidiaries totaled $3.6 million. No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of such undistributed earnings because it is expected that such earnings will be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. liability.

         At December 31, 2006, the Company had net operating and capital loss carryforwards and other tax credits available for federal and state income tax purposes, which expire as indicated below (in thousands):

                          Net Operating Loss
Year of                      Carryforwards      Capital Loss
Expiration                Federal      State    Carryforwards    Other
                           Gross     After Tax      Gross      After Tax
-------------------------------------------------------------------------
2007 - 2009              $      -    $    100    $  3,612    $     33
2010 - 2019                     -         558          57           -
2020 - 2025                 7,256       1,071           -       1,039
No expiration                   -           -           -         571
-------------------------------------------------------------------------
Total                    $  7,256    $  1,729    $  3,669    $  1,643
=========================================================================

         A substantial amount of these federal tax carryforwards relate to acquisitions in 2002 and 2004. Therefore, utilization of these tax carryforwards is subject to an annual limitation under the Internal Revenue Code and Regulations.

         The Company has established a valuation allowance for certain net operating loss and capital loss carryforwards. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the utilization of these carryforwards. At December 31, 2006, there was a $0.8 million valuation allowance for federal credits and state net operating losses, which would be recorded as a reduction to goodwill if utilized.

                                     -F44-

         The following reconciles the income tax provision at the U.S. federal income tax statutory rate of 35% to that in the financial statements for 2006, 2005 and 2004 (in thousands):

                                      2006           2005           2004
-------------------------------------------------------------------------
Income from continuing operations
  at statutory rate                $ 40,116       $ 42,859       $ 30,717
State and local income taxes, net
  of federal income tax benefit       4,623          5,010          3,200
Change in valuation allowance            20            (29)           (45)
Benefits from tax credits            (2,472)        (1,728)        (1,228)
Other - net                            (599)            89             88
--------------------------------------------------------------------------
Income tax provision for
  continuing operations            $ 41,688       $ 46,201       $ 32,732
--------------------------------------------------------------------------

Income tax provision for
  cumulative effect of change
  in accounting principle               221              -              -
Income tax provision (benefit)
  for discontinued operations           331           (332)            55
-------------------------------------------------------------------------
Total income tax provision         $ 42,240       $ 45,869       $ 32,787
==========================================================================

         The increase in the valuation allowance in 2006 was a result of additional capital losses generated. The reduction in the valuation allowance in 2005 and 2004 was a result of the utilization of capital loss carryforwards for which a valuation allowance had been recorded in 2001.

         Based on an assessment of many factors including, but not limited to, past experience and interpretations of tax laws and regulations, the Company has established an accrual for tax liabilities including accrued interest for all open tax years primarily related to research and development tax credits. The Company is subject to periodic examinations of its income tax returns by various taxing jurisdictions. The Internal Revenue Service has completed a review of the Company's income tax returns through the year 2000. The years 2001 and 2002 are currently under review by the Internal Revenue Service.

9. Shareholders' Equity

         In 2005, the Company concluded its 2003 authorization to purchase up to 3,000,000 shares of outstanding common stock with the purchase of 1,178,722 shares at a cost of $45.1 million or an average cost of $38.22 per share. In December 2005, the Board authorized the purchase of up to an additional 3,000,000 shares. Shares purchased may be held in treasury, used for acquisitions, used to fund the Company's stock benefit and compensation plans or for other corporate purposes.

         In 2006, the Company purchased 1,950,500 shares of its common stock under the December 2005 authorization for a total cost of $75.4 million or an average cost of $38.67 per share. As of December 31, 2006, 1,049,500 additional shares can be purchased under the current authorization. The Company is not permitted to purchase additional shares under this authorization without the written consent of MFW pursuant to the Company's merger agreement with MFW (see
Note 17).

                                     -F45-

         In 1999, the Company renewed its Shareholder Rights Agreement. The rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by shareholders of record. Each right entitles shareholders to buy, upon occurrence of certain events, $180.00 worth of common stock for $90.00, subject to adjustment based on the market value of such common stock at that time. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, or commences a tender or exchange offer that, upon consummation, would result in a person or group owning 30% or more of the Company's common stock. Under certain circumstances the rights are redeemable at a price of $0.001 per right. The rights expire on July 5, 2009. In connection with the merger agreement with MFW, the Shareholder Rights Agreement has been amended with the purpose and intent of rendering it inapplicable to the merger (see Note 17).

         The Company reclassified $4.1 million from Shareholders' Equity to Temporary Equity in the balance sheets in 2006 pursuant to guidance in EITF Topic D-98, "Classification and Measurement of Redeemable Securities." This amount represents the proportion of grant date intrinsic value for unvested restricted stock awards as of December 31, 2006 with redemption features not solely within the control of the Company resulting from the net cash settlement requirement for unvested restricted stock awards in the merger agreement with MFW. The unvested restricted stock awards will become fully vested upon consummation of the merger with MFW.

10. Share-based Compensation Plans

Employee Stock Purchase Plan

         Under the Company's Employee Stock Purchase Plan ("ESPP"), the Company was authorized to issue up to 5,100,000 shares of common stock to its employees, most of whom are eligible to participate. Under the ESPP, eligible employees may exercise an option to purchase common stock through payroll deductions. The option price is 85% of the lower of the beginning- or end-of-quarter market price. During 2006, 2005 and 2004, employees exercised options to purchase 189,808, 154,100 and 140,574 shares, respectively. Options granted under the ESPP were at a prices ranging from $31.04 to $33.57 in 2006, $29.41 to $32.62 in 2005 and $23.38 to $26.90 in 2004. The Company values the options using a Black-Scholes model. In 2006 the weighted average fair value assigned to options granted was $7.81. The Company recognized ESPP related compensation expense of $1.5 million for the fiscal year ended December 31, 2006. At December 31, 2006, there were no shares of common stock reserved for issuance under the ESPP.

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

         In 2000, the Company adopted the 2000 Stock Option Plan which authorizes the issuance of up to 3,000,000 shares through stock options and grants of restricted stock. The 2000 Plan is substantially similar to the 1999 Plan, except that the Company's executive officers are not eligible to receive grants thereunder.

         In 2002, the Company adopted the 2002 Stock Option Plan which authorizes the issuance of up to 1,000,000 shares through stock options and grants of restricted stock. The 2002 plan is substantially similar to the 1999 plan.

                                     -F46-

         In 2005, the Company adopted the 2005 New Employee Stock Option Plan which authorizes the issuance of up to 100,000 shares. The 2005 plan is similar to the 1999 Plan except that existing employees are not eligible to receive stock options and it is limited to grants of stock options only. Stock options may only be granted to newly-hired employees or persons rehired following a bona fide interruption of employment. Pursuant to an exception from the New York Stock Exchange rules for employment inducement awards, the 2005 Plan was adopted without shareholder approval

         In April 2006, the Company's shareholders approved the 2006 Stock Incentive Plan which authorizes the issuance of up to 3,000,000 shares. Under the 2006 Plan, the Company may award stock options, restricted stock, stock appreciation rights ("SARs") and performance share units to any employee of the Company. Under this plan, the Company has granted stock options and cash-settled SARs, both of which vest 25% per year on the grant date anniversary and expire after seven years, if unexercised. The cash-settled SARs are subject to a cap represented by a target price ("Target Price") and require automatic settlement of vested portions of the awards in the event the closing stock price meets or exceeds the Target Price for 10 consecutive business days. The cash-settled SARs entitle employees to receive a payment from the Company for the excess of the fair market value of a share as of the date of settlement over the grant price per share, but subject to the Target Price limit.

         As of December 31, 2006, there were 5,419,421 shares of common stock reserved for issuance under these stock option plans. The Company is not permitted to make new grants of equity based awards under its stock incentive plans pursuant to its merger agreement with MFW (see Note 17).

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

                                     -F47-

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

         As provided in the plans, all outstanding share-based awards provide for accelerated vesting if there is a change in control. The Company's merger agreement with MFW (see Note 17) provides for the cash settlement of all outstanding share-based awards immediately prior to the effective time of the merger. The merger is subject to a number of conditions including the approval by the Company's shareholders and certain regulatory approvals. The Company will reclassify the outstanding awards as liability awards and revalue the awards at the end of each reporting period when it becomes probable that the merger will occur pursuant to guidance in FASB Staff Position No. FAS 123(R)-4 (As Amended)
- "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event."

         A summary of option transactions during the year ended December 31, 2006 follows:

                                                        Weighted
                                             Weighted    Average   Aggregate
                                              Average   Remaining  Intrinsic
                                             Exercise  Contractual  Value
                                   Shares      Price     Term       (000)
-----------------------------------------------------------------------------
Outstanding - December 31, 2005   2,709,090  $  25.14
  Granted                           762,550     41.12
  Exercised                        (547,030)    19.28
  Forfeited                        (180,960)    30.58
-----------------------------------------------------------------------------
Outstanding - December 31, 2006   2,743,650  $  30.39     5.8     $ 54,351
=============================================================================
Exercisable - December 31, 2006   1,445,890  $  25.47     4.9     $ 35,756
=============================================================================

         During 2006, 2005 and 2004 the total intrinsic value of options exercised was $13.1 million, $13.8 million and $8.5 million, respectively, and the total amount of cash received from the exercise of these options was $7.1 million, $12.2 million and $12.5 million, respectively.

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

                                     -F48-

         The following presents the estimated weighted average fair value of options granted and the weighted average assumptions used to value stock options under the Black-Scholes option pricing model for each of the years ended December 31, 2006, 2005 and 2004:

                                   2006          2005          2004
--------------------------------------------------------------------
Fair value per option             $11.42        $10.82        $ 9.60

Weighted average assumptions:
  Dividend yield                    1.5%          1.9%          1.4%
  Expected volatility              27.2%         31.8%         36.1%
  Risk-free interest rate           4.9%          4.0%          4.1%
  Expected life (years)             4.8           5.0           5.0


         A summary of cash-settled SAR transactions during the year ended December 31, 2006 follows:

                                                        Weighted
                                             Weighted    Average   Aggregate
                                              Average   Remaining  Intrinsic
                                             Exercise  Contractual  Value
                                   Shares      Price     Term       (000)
----------------------------------------------------------------------------
Outstanding - December 31, 2005           -  $      -
  Granted                           375,850     41.34
  Forfeited                         (34,400)    41.45
----------------------------------------------------------------------------
Outstanding - December 31, 2006     341,450  $  41.33     6.3      $ 2,997
============================================================================
Exercisable - December 31, 2006           -  $      -       -      $     -
============================================================================

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

         A summary of restricted stock transactions during the year ended December 31, 2006 follows:

                                                            Weighted
                                                             Average
                                                            Grant Date
                                                               Fair
                                                Shares        Value
----------------------------------------------------------------------
Unvested shares - December 31, 2005            673,760       $ 35.41
  Granted                                       34,375         37.94
  Restricted stock vested                     (112,372)        35.21
  Forfeited                                   (104,659)        34.84
----------------------------------------------------------------------
Unvested shares - December 31, 2006            491,104       $ 35.75
======================================================================


         The total fair value of restricted stock grants that vested during the 2006, 2005 and 2004 was $4.6 million $7.9 million and $5.4 million, respectively.

                                     -F49-

         During 2006, 2005 and 2004, the Company recognized excess tax benefits of $5.1 million, $6.3 million and $1.4 million related to settled equity awards.

Non-Employee Directors Deferred Compensation Plans

         The Company has deferred compensation plans for its non-employee directors covering a maximum of 400,000 shares. On December 19, 2006, these plans for non-employee directors were amended to provide for cash settlement from the previous share settlement basis. Prior to this amendment, the fair value of share units (and basis for compensation expense) was based on the grant date fair value of the share unit. Pursuant to SFAS 123R, the amendment changed the classification of the share units outstanding under these plans from equity awards to liability awards and, accordingly, the awards were revalued at December 31, 2006 to the fair value at that date resulting in $4.8 million of additional compensation expense in 2006. At December 31, 2006, there were 216,428 vested share units outstanding under these plans. At December 31, 2006, a liability of $10.9 million related to these plans is included in current liabilities on the consolidated balance sheet.

Stock Compensation Costs

The following table presents the classification of share-based compensation included in the Company's consolidated statements of income for 2006, 2005 and 2004 (in thousands):

                                          2006        2005        2004
----------------------------------------------------------------------
Cost of sales                         $  1,520    $    548    $    311
Selling, general and
  administrative                        16,214       6,626       5,321
----------------------------------------------------------------------
Share-based compensation                17,734       7,174       5,632
Less income tax benefits                 6,961       2,797       2,196
----------------------------------------------------------------------
Share-based compensation,
  net of income tax
  benefits                            $ 10,773    $  4,377    $  3,436
======================================================================

         At December 31, 2006, unrecognized share-based compensation costs related to nonvested awards was $28.5 million, which is expected to be recognized over a weighted average period of 2.9 years.

11. Employee Retirement and Savings Plans

         The Company's Master 401(k) Plan and Trust ("401(k) plan") is a defined contribution 401(k) plan with an employer match covering any employee of the Company or a participating affiliate. Participants may contribute on a pre-tax and after-tax basis, subject to maximum IRS limits. The Company matches 100% of employee contributions up to 3% of eligible compensation and 50% of employee contributions up to the next 2%. The Company recognized matching contributions to the 401(k) plan of $10.4 million in 2006, $8.5 million in 2005 and $5.0 million in 2004. Additional contributions may be made from accumulated and/or current net profits. In 2006, 2005 and 2004, additional discretionary contributions to the 401(k) plan of $2.8 million, $3.7 million and $1.7 million, respectively, were recognized by the Company.

         The Company has a nonqualified deferred compensation plan similar to the 401(k) plan. This plan provides an opportunity for eligible employees to contribute additional amounts for retirement savings once they have reached the maximum contribution amount in the 401(k) plan. The Company's contributions to this plan were not significant. As of December 31, 2006 the Company has recognized a noncurrent liability of $9.6 million related to this plan which represents the market value of investments held for the plan. Such investments are held by a rabbi trust and are classified as trading securities in the Investments caption on the Consolidated Balance Sheets (see Note 1).

                                     -F50-

         The Company has unfunded deferred compensation agreements with certain current and former officers. The present value of cash benefits payable under the agreements is being accrued over the periods of active employment and totaled $5.8 million at December 31, 2006 and $5.4 million at December 31, 2005. In 2006, 2005 and 2004 the Company recognized expense of $1.0 million, $0.8 million and $1.5 million, respectively, related to these agreements. Expense for 2004 included $1.2 million due to a change in life expectancy assumptions.

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

         As of December 31, 2006 and 2005, the accumulated postretirement benefit obligation ("APBO") under such plans was $19.5 million and $23.2 million, respectively. Measurement dates of December 31, 2006 and December 31, 2005 were used for these plans.

                                     -F51-

         The following table reconciles the plans' beginning and ending balances of the APBO and reconciles the plans' status to the accrued postretirement health care and life insurance liability reflected on the balance sheet as of December 31, 2006 and 2005 (in thousands):

                                                  2006          2005
----------------------------------------------------------------------
APBO as of January 1:
  Retirees                                     $ 23,231      $ 21,190
  Fully eligible participants                         -             -
----------------------------------------------------------------------
                                                 23,231        21,190
Net change in APBO:
  Interest costs                                  1,077         1,246
  Benefits paid                                  (2,240)       (2,425)
  Retiree contributions                           1,176         1,011
  Actuarial loss (gain)                          (3,734)        1,186
  Acquisition of Liberty                              -         1,023
----------------------------------------------------------------------
Total net change in APBO                         (3,721)        2,041
----------------------------------------------------------------------
APBO as of December 31:
  Retirees                                       19,510        23,231
Unrecognized net actuarial loss                       -        (8,248)
----------------------------------------------------------------------
Accrued postretirement cost                    $ 19,510      $ 14,983
======================================================================

  Included in accrued wages and benefits          1,229             -
  Included in other liabilities                  18,281        14,983
----------------------------------------------------------------------
Accrued postretirement cost                    $ 19,510      $ 14,983
======================================================================

Net periodic postretirement costs ("NPPC") are summarized as follows (in thousands):

                                          2006        2005        2004
----------------------------------------------------------------------
Interest on APBO                       $ 1,077     $ 1,246     $ 1,208
Net amortization                           138         259         221
----------------------------------------------------------------------
Total                                  $ 1,215     $ 1,505     $ 1,429
======================================================================

         The weighted average assumptions used to determine benefit obligations as of December 31 were as follows:

                                                  2006          2005
----------------------------------------------------------------------
Discount rate                                     5.75%         5.50%

                                     -F52-

         The weighted average assumptions used to determine NPPC for years ended December 31 were as follows:

                                          2006        2005       2004
----------------------------------------------------------------------
Discount rate                             5.75%       5.75%       6.0%

         The annual health care cost trend rate used for 2007 to determine benefit obligations at December 31, 2006 was assumed to be 7.50%. The estimated annual health care cost trend rates grade down proportionally to 4.0% at 2013, the year that the ultimate trend rate is reached. Participant contributions are assumed to increase with health care cost trend rates.

         The health care cost trend rate assumptions, which are net of participant contributions and subsidies, could have a significant effect on amounts reported. A change in the assumed trend rate of 1 percentage point would have the following effects (in thousands):

                                  1 Percentage Point    1 Percentage Point
                                       Increase              Decrease
----------------------------------------------------------------------
Effect on total interest cost          $   87               $   (74)
Effect on postretirement benefit
  obligation                            1,508                (1,284)


         The Company expects to contribute $1.2 million to the plans in 2007. The following reflects the estimated future benefit payments net of estimated participant contributions that are expected to be paid:

                                                 Federal
                                 Benefits        Subsidy    Benefit Payments,
Year(s)                          Payments        Receipts     Net of Subsidy
------------------------------------------------------------------------------
2007                             $ 1,229         $  28            1,229
2008                               1,243            33            1,243
2009                               1,236            37            1,236
2010                               1,215            42            1,215
2011                               1,219            47            1,219
2012 - 2016                        6,067           296            6,067
==============================================================================

         Related to the adoption of SFAS 158, in December 2006 the Company recorded an adjustment of $1.4 million to the ending balance of accumulated other comprehensive income consisting of a $4.4 million net actuarial loss and an income tax benefit of $3.0 million. Of the $4.4 million net actuarial loss, the Company expects net amortization expense of $0.1 million will be included in 2007 NPPC.

                                     -F53-

         The following presents the incremental effect of applying FAS 158 on individual line items on the consolidated balance sheet as of December 31, 2006:

                                 Before                            After
                             Application of                    Application of
                              Statement 158     Adjustments     Statement 158
-----------------------------------------------------------------------------

Assets:
  Deferred income tax, net
    included in other assets    $     -          $   862         $   862
Liabilities:
  Postretirement benefit
    liabilities included
    in accrued wages and
    benefits                          -            1,229           1,229
  Deferred income taxes           2,155           (2,155)              -
  Postretirement benefit
    liabilities included in
    other noncurrent
    liabilities                  15,134            3,147          18,281
Shareholders' equity:
  Accumulated other
   comprehensive income             626           (1,359)           (733)


13. Financial Instruments

         The Company's financial instruments include cash and cash equivalents, investments, receivables, accounts payable, borrowings and interest rate risk management contracts.

         At December 31, 2006 and 2005, the fair values of cash and cash equivalents, receivables, accounts payable and short-term debt approximated carrying values because of the short-term nature of these instruments. The carrying values of investments and long-term debt approximate their fair value.

         During 2002 and 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively exchanging floating rate payments for fixed rate payments without the exchange of the underlying principal. The interest rate swaps were directly matched against U.S. dollar LIBOR contracts outstanding under the Company's Credit Facility and were reset quarterly. The differential between fixed and variable rates to be paid or received was accrued as interest rates changed in accordance with the agreements and was recognized over the life of the agreements as an adjustment to interest expense. The interest rate swaps matured in 2004. The amended Credit Facility matures in 2011. The Company will continue to evaluate the need to manage its exposure to interest rate movements and may enter into additional interest rate swap agreements from time to time. At December 31, 2006 and 2005, the Company did not have any interest rate swap agreements in effect.


14. Commitments and Contingencies

         In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

                                     -F54-

         Total rental expense was $19.2 million in 2006, $19.2 million in 2005 and $16.9 million in 2004. Minimum annual rental payments under noncancelable leases at December 31, 2006 are as follows (in thousands):

                                                  Operating
Year                                                Leases
-------------------------------------------------------------------
2007                                             $  16,075
2008                                                15,289
2009                                                13,483
2010                                                11,379
2011                                                 9,995
Thereafter                                          14,997
-------------------------------------------------------------------
Total                                            $  81,218
===================================================================

         Minimum annual rental payments in the above table have not been reduced by minimum sublease rentals of $2.3 million.

         The Company has contracts with certain customers that contain provisions that call for future payments to the customer. These payments are amortized as a reduction of sales over the life of the related contract and are generally refundable from the customer on a pro-rata basis if the contract is terminated. As of December 31, 2006, the Company's future cash obligations for these contracts are as follows (in thousands):

                                                   Future
Year                                              Payments
-------------------------------------------------------------------
2007                                             $  21,700
2008                                                15,375
2009                                                14,789
2010                                                   127
-------------------------------------------------------------------
Total                                            $  51,991
===================================================================

         The Company accrues for environmental remediation costs at locations where an evaluation has indicated that cleanup costs are probable and reasonably estimable. Such accruals are undiscounted and are based on currently available information. At December 31, 2006 and 2005, the Company had $0.4 million and $0.5 million, respectively, included in other current liabilities for estimated environmental remediation costs. For 2006, 2005 and 2004, environmental remediation costs included in results of operations were not significant. The Company currently shares remediation costs at a facility it formerly leased in Tennessee and based on currently available information, does not believe additional accruals, if any, will be significant.

15. Business Segments

         The Company operates its business in three segments, organized on the basis of products, services and markets served. Within each business segment are division presidents who report to the Company's Chief Executive Officer, the chief operating decision maker.

                                     -F55-

         The Printed Products segment ("Printed Products") includes checks, direct marketing activities, fraud payment prevention solutions and analytical services marketed primarily to financial institutions. The Software and Services segment ("Software & Services") is focused on the financial institution market and includes core processing applications and services for credit unions, thrifts and community banks, education and e-commerce solutions primarily to credit unions, lending and mortgage origination applications, mortgage servicing applications, branch automation applications, customer relationship management applications and field maintenance services. The Scantron segment ("Scantron") represents products and services sold by the Company's Scantron subsidiary including scanning equipment and software, scannable forms, survey solutions and testing and assessment tools. Scantron sells these products and services to the education, commercial and financial institution markets.

         During the fourth quarter of 2006, the Company transferred its field maintenance services from the Scantron business segment to the Software and Services business segment. This transfer was implemented to align the relationship between core processing offerings and the services and maintenance requirements of the financial institution market. Also in the fourth quarter of 2006, the Company classified a printing operation in Mexico as discontinued operations and, accordingly, removed such operations from the Printed Products segment. During the third quarter of 2006, the Company reassigned certain business operations including card products, educational services and fraud payment prevention solutions from the Software & Services business segment to the Printed Products business segment. During the second quarter of 2006, the Company transferred certain business operations related to on-site check printing systems from the Software & Services business segment to the Printed Products business segment. Accordingly, prior period results have been revised to conform to the 2006 business segment changes.

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


                                     -F56-

         Summarized financial information for 2006, 2005 and 2004 is as follows (in thousands):

                                 2006          2005          2004
--------------------------------------------------------------------
Product Sales
  Printed Products           $ 640,623     $ 608,316     $ 478,764
  Software & Services           83,194        95,155        90,963
  Scantron                      67,853        65,314        63,448
  Corporate and Eliminations      (686)         (364)         (525)
--------------------------------------------------------------------
Consolidated                 $ 790,984     $ 768,421     $ 632,650
====================================================================

Service Sales
  Printed Products           $   7,774     $   7,249     $   1,593
  Software & Services          241,389       191,791       144,336
  Scantron                      10,032         9,169        11,739
--------------------------------------------------------------------
Consolidated                 $ 259,195     $ 208,209     $ 157,668
====================================================================

Segment Income
  Printed Products           $ 112,393     $  98,546     $  63,657(a)
  Software & Services           43,792        42,241        32,583
  Scantron                      21,905        20,264        22,728
  Corporate and Eliminations   (63,473)(b)   (38,598)      (31,206)
--------------------------------------------------------------------
Consolidated                 $ 114,617     $ 122,453     $  87,762
====================================================================

Identifiable Assets:
  Printed Products           $ 314,677     $ 340,843     $ 213,687
  Software & Services          374,575       375,074       262,045
  Scantron                      52,433        53,125        51,452
  Corporate and Eliminations    49,831        47,966        39,955
  Discontinued Operations        1,551         2,841         6,638
--------------------------------------------------------------------
Consolidated                 $ 793,067     $ 819,849     $ 573,777
====================================================================

Depreciation and Amortization
  Printed Products           $  65,676     $  66,797     $  54,661
  Software & Services           17,916        16,404        12,428
  Scantron                       3,271         2,926         3,539
  Corporate and Eliminations       834           542           728
  Discontinued Operations          377           527           423
--------------------------------------------------------------------
Consolidated                 $  88,074     $  87,196     $  71,779
====================================================================

Capital Expenditures:
  Printed Products           $  14,279     $  13,229     $  23,258
  Software & Services            6,109         7,269         2,735
  Scantron                       2,592         2,494         2,540
  Corporate and Eliminations       415           540            34
  Discontinued Operations           56           385           376
--------------------------------------------------------------------
Consolidated                 $  23,451     $  23,917     $  28,943
====================================================================

(a) Includes impairment charges of $10.3 million (see Note 4); reorganization costs of $5.8 million, which includes $2.4 million of impairment charges(see Note 5); and a $2.9 million favorable adjustment in the fourth quarter of 2004 as a result of a policy change for employees' paid time off.
(b) Includes $11.9 million of expenses related to the pending merger with MFW (see Note 17).

                                     -F57-

16. Discontinued Operations

         During 2006, the Company's printing operation in Mexico continued a recent pattern of underperformance primarily due to the loss of a large customer in 2005. In the fourth quarter of 2006, the Company made a decision to dispose of this operation and received an offer from a third party regarding the purchase of the operation. The fair value of the offer was less than the carrying value of the operation's assets. Accordingly, the Company recognized an impairment loss of $3.5 million and classified the operation as held for sale. The operation has been classified as a discontinued operation in the consolidated results of operations. The impairment loss was included in the discontinued operation's results. On February 2, 2007, the Company entered into an agreement with a potential purchaser under which it expects to sell this operation in 2007.

         The carrying amounts of the operation's assets and liabilities included in the consolidated balance sheets are not significant. In 2006, 2005, and 2004, operating results of the discontinued operation included sales of $4.3 million, $6.3 million and $8.2 million, respectively. The operating results of the discontinued operation consisted of a loss of $5.2 million in 2006 including the $3.5 million impairment charge, a loss of $1.1 million in 2005 and income of $0.1 million in 2004.

17. Merger with MFW

         On December 19, 2006, the Company and MFW entered into a definitive merger agreement pursuant to which MFW will acquire the Company for $52.75 per share in cash, representing an approximate transaction value of $1.7 billion (which includes the assumption of debt). Upon completion of the transaction, the Company will become a wholly-owned subsidiary of MFW. The merger is expected to close in the second half of 2007, subject to the satisfaction of customary closing conditions including the approvals of shareholders and regulatory authorities. The transaction is expected to be taxable to shareholders. The merger agreement contains non-solicitation provisions that prohibit the Company from soliciting and limits the Company's ability to engage in discussions or negotiations regarding a competing proposal to the merger. Under certain circumstances as stated in the merger agreement, a $52.5 million termination fee may be payable by the Company to MFW. There are also circumstances as stated in the merger agreement under which a $52.5 million termination fee and a reimbursement of employee retention bonuses up to $12.0 million may be payable by MFW to the Company. Pursuant to the MFW merger agreement, the Company is not permitted to pay a dividend other than its normal quarterly dividend not exceeding $0.175 per share. MFW is the parent company of Clarke American, a competitor of the Company. Clarke American provides direct marketing services, customer contact solutions and checks and check related solutions to financial institutions.

         On January 26, 2007, an alleged shareholder of the Company filed a purported class action complaint in the Superior Court of Fulton County, Georgia against the Company, certain members of its board of directors, MFW, H Acquisition Corp., and Ronald Perelman. The complaint alleges that the Company's board of directors breached its fiduciary duties to the Company's shareholders in approving and adopting the merger agreement by, among other things, agreeing to merger consideration that is allegedly unfair to the Company's shareholders and agreeing to allegedly unreasonable deal protection measures in the merger agreement. The complaint further alleges that the Company's board of directors breached its fiduciary duties by failing to disclose certain information in the preliminary proxy statement filed with the Securities and Exchange Commission ("SEC"). The lawsuit seeks, among other things, to enjoin the completion of the merger and to recover costs and disbursements incurred by the plaintiff, including reasonable attorneys' fees and experts' fees. The Company believes that the lawsuit is without merit.

                                     -F58-

JOHN H. HARLAND COMPANY AND SUBSIDIARIES

 MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

         The financial statements included in this report were prepared by the Company in conformity with accounting principles generally accepted in the United States of America. Management's best estimates and judgments were used, where appropriate. Management is responsible for the integrity of the financial statements and for other financial information included in this report. The financial statements have been audited by the Company's independent registered public accounting firm, Deloitte & Touche LLP. As set forth in their report, their audits were conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) generally accepted in the United States of America and formed the basis for their opinion on the accompanying financial statements. They consider the Company's control structure and perform such tests and other procedures as they deem necessary to express an opinion on the fairness of the financial statements.

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


February 27, 2007


                                     -F59-

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of John H. Harland Company:

         We have audited the accompanying consolidated balance sheets of John H. Harland Company and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John H. Harland and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, on January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132R, on December 31, 2006.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 27, 2007


                                     -F60-

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control- Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2006.

         The Company excluded the internal controls of Financialware, Inc. ("Financialware") from its assessment of internal controls. Financialware was acquired by the Company in January 2006. Financialware's total assets constitute 1.1% and sales constitute less than 1% of consolidated totals.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.


/s/ Timothy C. Tuff                                   /s/ Charles B. Carden
-------------------------                            -------------------------

Timothy C. Tuff                                      Charles B. Carden
Chairman, President and                              Senior Vice President and
Chief Executive Officer                              Chief Financial Officer


February 27, 2007

                                     -F61-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of John H. Harland Company:

         We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that John H. Harland Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Financialware, Inc., which was acquired in January 2006 and whose financial statements constitute 2.2 percent and 1.1 percent of net and total assets, respectively, 0.4 percent of revenues, and -0.3 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Financialware, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

         In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                                     -F62-

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007, which included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, on January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132R, on December 31, 2006, and which expressed an unqualified opinion on those financial statements and financial statement schedule.



/s/ Deloitte & Touche LLP



Atlanta, Georgia
February 27, 2007

                                     -F63-



                    JOHN H. HARLAND COMPANY AND SUBSIDIARIES
                 Supplemental Financial Information (Unaudited)
                     (In thousands except per share amounts)

SELECTED QUARTERLY FINANCIAL DATA, DIVIDENDS PAID AND STOCK PRICE RANGE

                            -------------------Quarter ended--------------------
                                March 31     June 30   September 29  December 31
-------------------------------------------------------------------------------
2006(a)(b)(c)(d):
  Net Sales                 $ 272,429    $ 258,507    $ 255,419    $ 263,824
  Gross profit                134,242      129,756      127,895      137,498
  Income from continuing
    operations and before
    cumulative effect of
    a change in accounting
    principle                  21,279       16,980       17,086       17,584
  Net income                   21,345       16,509       16,626       13,618
  Income per common share
    from continuing
    operations and before
    cumulative effect of
    change in accounting
    principle:
      Basic                      0.80         0.65         0.67         0.69
      Diluted                    0.78         0.63         0.65         0.67
  Net income per common share:
      Basic                      0.80         0.63         0.65         0.54
      Diluted                    0.78         0.61         0.63         0.52
    Dividends paid               0.15         0.15        0.175        0.175
    Stock market price:
      High                      39.65        44.21        37.47        51.10
      Low                       38.75        43.30        36.43        50.20


                            -------------------Quarter ended-------------------
                              April 1       July 1   September 30   December 31
-------------------------------------------------------------------------------
2005(c)(d)(e):
  Net Sales                 $ 214,448    $ 237,872    $ 258,988    $ 265,322
  Gross profit                104,330      119,129      127,823      134,084
  Income from continuing
    operations                 17,347       18,872       18,707       21,326
  Net income                   17,284       18,780       18,551       20,863
  Income per common share
   from continuing
   operations:
     Basic                       0.64         0.69         0.68         0.79
     Diluted                     0.62         0.67         0.66         0.76
  Net income per common share:
     Basic                       0.64         0.69         0.67         0.77
     Diluted                     0.62         0.67         0.65         0.75
  Dividends paid                0.125        0.125         0.15         0.15
    Stock market price:
      High                      37.81        39.39        44.52        45.12
      Low                       34.01        34.26        37.87        36.56

(a) In the fourth quarter of 2006, the Company recorded a $3.5 million impairment charge related a decision to dispose of its printing operation in Mexico. Accordingly, such operations were reclassified as discontinued in the consolidated results of operations. (see Note 16 to the Consolidated Financial Statements). Prior periods have been revised to conform to the 2006 classifications.
(b) The fourth quarter of 2006 includes $12.6 million of expenses before income taxes related to the pending merger with MFW (see Note 17 to the Consolidated Financial Statements).
(c) In 2006, the Company adopted SFAS 123R under the modified prospective basis (see Notes 2 and 10 to the Consolidated Financial Statements). Share-based expenses before income taxes totaled $17.7 million in 2006 compared to $7.2 million in 2005.
(d) In 2006 and 2005, the Company acquired certain businesses (see Note 2 to the Consolidated Financial Statements).
(e) See Note 1 to the Consolidated Financial Statements regarding reclassifications.

                                     -F64-

SELECTED FINANCIAL DATA
                          ---------------- Year ended December 31 ------------------
                               2006       2005        2004        2003       2002
------------------------------------------------------------------------------------
Net Sales                 $1,050,179 $  976,630  $  790,316  $  779,075  $  759,857

  Income from continuing
    operations and before
    cumulative effect of
    change in accounting
    principle                 72,929     76,252      55,030      55,813      52,166

Net income                    68,098     75,478      55,115      55,966      52,432

Total assets                 793,067    819,849     573,777     566,977     550,687

Long-term obligations        211,211    255,564     101,300     127,059     144,106

Income per common share
  from continuing
  operations and before
  cumulative effect of
  change in accounting
  principle:
     Basic                      2.81       2.80        2.02        2.01        1.79
     Diluted                    2.73       2.71        1.96        1.96        1.72

 Net income per common
   share:
     Basic                      2.62       2.77        2.02        2.02        1.80
     Diluted                    2.55       2.69        1.96        1.97        1.73

Cash dividends per
   common share                 0.65       0.55        0.45        0.35        0.30

Average number of
  shares outstanding:
    Basic                     25,955     27,224      27,269      27,740      29,121
    Diluted                   26,703     28,090      28,084      28,411      30,244

See Note 2 to the Consolidated Financial Statements regarding acquisitions in
2006, 2005 and 2004, Note 5 to the Consolidated Financial Statements regarding reorganization charges in 2004, Notes 1 and 10 to the Consolidated Financial Statements
regarding the implementation of SFAS 123(R), Note 16 to the Consolidated
Financial Statements regarding the Company's decision to dispose of its printing operation in Mexico and Note 17 to the Consolidated Financial Statement
regarding the pending merger with MFW.
Earnings per share are calculated based on the weighted average number of shares outstanding during the applicable period. The Company's common stock (symbol:
JH) is listed on the New York Stock Exchange. At December 31, 2006 there were
4,887 shareholders of record.

                                     -F65-




John H. Harland Company and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the years ended December 31, 2006, 2005 and 2004
(In thousands of dollars)

-------------------------------------------------------------------------------------------------

       Column A                     Column B      ---- Column C ----    Column D         Column E

                                                     Additions                            Balance
                                    Balance    Charged To  Charged To                     At End
                                  At Beginning  Results of   Other                          Of
    Description                    Of Period    Operations  Accounts(1)  Deductions(2)    Period
---------------------------------------------------------------------------------------------
Year Ended December 31, 2006

 Allowance for doubtful accounts
   and sales returns and
   allowance reserves               $ 2,695     $    343    $   145      $ 1,225         $ 1,958
                                    =======     ========    =======      =======         =======
Year Ended December 31, 2005

 Allowance for doubtful accounts
   and sales returns and
   allowance reserves               $ 2,196     $    988    $   (90)     $   399         $ 2,695
                                    =======     ========    =======      =======         =======
Year Ended December 31, 2004

 Allowance for doubtful accounts
   and sales returns and
   allowances reserves              $ 1,902     $    321    $    160     $   187         $ 2,196
                                    =======     ========    =======      =======         =======

Notes:

(1) Represents recovery of previously written-off and credit balance accounts receivable and balances established at acquisition related to accounts receivable of acquired operations.
(2) Represents write-offs of uncollectible accounts receivable.

                                      -S1-

                                  EXHIBIT LIST

Exhibit    Description


2.1   *    Agreement and Plan of Merger, dated as of December 19, 2006, by and among the Registrant, M&F Worldwide Corp. and H Acquisition Corp. (Exhibit 2.1 to Registrant's Current Report on Form 8-K ("8-K") filed December 20, 2006).
3.1   *    Amended and Restated Articles of Incorporation (Exhibit 3.1 to
           Registrant's Quarterly Report on Form 10-Q ("10-Q") for the quarterly period ended March 26, 2004).
3.2   *    Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to
           Registrant's Annual Report on Form 10-K ("10-K") for the year ended December 31, 2002).
4.1   *    Rights Agreement, dated as of December 17, 1998, between
           Registrant and First Chicago Trust Company of New York
           (Exhibit 4.1 to the 8-K filed January 29, 1999).
4.2   *    Amendment No. 1 to Rights Agreement, dated as of October 13, 2006
           (Exhibit 4.2 to 10-Q for the quarter ended September 29, 2006).
4.3   *    Amendment No. 2 to Rights Agreement, dated as of December 19, 2006
           (Exhibit 4.1 to the 8-K filed December 20, 2006).
4.4 See Articles IV, V and VII of Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I,
           V and VIII of Registrant's Bylaws, filed as Exhibit 3.2.
10.1  * +  Form of Noncompete and Termination Agreement between Registrant and
           Arlene S. Bates, Charles B. Carden and John C. Walters  (Exhibit
           10.1 to the 2002 10-K).
10.2  * +  Employment Agreement, dated November 18, 2005, between
           Registrant and Jeffrey D. Heggedahl (Exhibit 10.2 to the 2005 10-K).
10.3  * +  Amendment to Employment Agreement between Registrant and
           Mr. Heggedahl, dated as of December 19, 2006 (Exhibit 10.8 to 8-K filed December 21, 2006).
10.4  * +  Employment Letter Agreement, dated April 21, 2005, between the Registrant and Timothy C. Tuff (Exhibit 10.3 to 10-Q for the quarterly period ended July 1, 2005).
10.5  * +  Noncompete and Termination Agreement, dated as of January 1, 2005, between Registrant and Mr. Tuff (Exhibit 10.4 to 10-Q for the quarterly period ended July 1, 2005).
10.6  * +  Employment Agreement, dated as of September 5, 2006, between Registrant and Philip A. Theodore (Exhibit 10.2 to
           10-Q for the quarterly period ended September 29, 2006).
10.7  * +  Restricted Stock Agreement, dated August 2, 2005, between
           Registrant and Mr. Tuff (Exhibit 10.5 to the 2005 10-K).
10.8  * +  Restricted Stock Agreement, dated February 9, 2006, between Registrant and Mr. Tuff (Exhibit 10.6 to the 2005 10-K).
10.9  * +  Form of Restricted Stock Agreements between Registrant and
           Ms. Bates and Messrs. Carden, Heggedahl and Walters (Exhibit 10.5 to 2004 10-K).
10.10 * +  Supplemental Retirement Agreement, dated as of January 1, 2002, between Registrant and Mr. Tuff (Exhibit 10.7 to the 2001 10-K).
10.11 * +  2005 Supplemental Retirement Agreement, dated as of January 1, 2005, between Registrant and Mr. Tuff (Exhibit 10.5 to 10-Q for the quarterly period ended July 1, 2005).
10.12   +  Amendment to 2005 Supplemental Retirement Agreement, dated as of
           November 1, 2006, between Registrant and Mr. Tuff.
10.13 * +  Nonqualified Stock Option Agreement, dated April 21, 2005, between
           Registrant and Mr. Tuff (Exhibit 10.6 to 10-Q for the quarterly period ended July 1, 2005).
10.14 * +  1999 Stock Option Plan, as amended (Exhibit 99.1 to Registrant's
           Registration Statement on Form S-8, dated January 14, 2000, File
           No.  333-94727).
10.15 * +  Amendment to 1999 Stock Option Plan, effective December 19, 2006
           (Exhibit 10.1 to 8-K filed December 21, 2006).

10.16 * +  2000 Stock Option Plan, as amended (Exhibit 99.1 to Registrant's
           Registration Statement on Form S-8, dated November 29, 2000, File No. 333-70386).
10.17 * +  Amendment to 2000 Stock Option Plan, effective December 19, 2006
           (Exhibit 10.2 to 8-K filed December 21, 2006).
10.18 * +  2002 Stock Option Plan (Exhibit A to Registrant's Proxy Statement
           filed March 20, 2002).
10.19 * +  Amendment to 2002 Stock Option Plan, effective December 19, 2006
           (Exhibit 10.3 to 8-K filed December 21, 2006).
10.20 * +  2005 New Employee Stock Option Plan (Exhibit 10.1 to 8-K filed
           August 5, 2005).
10.21 * +  Amendment to 2005 New Employee Stock Option Plan, effective
           December 19, 2006 (Exhibit 10.4 to 8-K filed December 21, 2006).
10.22 * +  2006 Stock Incentive Plan (Exhibit 10.1 to 8-K filed April 27, 2006
10.23 * +  Senior Management Incentive Plan (Exhibit C to Registrant's
           Proxy Statement, filed March 16, 2005).
10.24   +  1996 Compensation Plan for Non-Employee Directors, as amended through December 18, 2003.
10.25 * +  Amendment to 1996 Compensation Plan for Non-Employee Directors
           effective as of January 1, 2007 (Exhibit 10.6 to 8-K filed
           December 21, 2006).
10.26 * +  2005 Compensation Plan for Non-Employee Directors (Exhibit 10.12 to
           the 2004 10-K).
10.27 * +  Amendment to 2005 Compensation Plan for Non-Employee Directors
           effective as of December 19, 2006 (Exhibit 10.5 to 8-K filed December 21, 2006).
10.28 * Credit Agreement dated as of July 3, 2006 among Registrant, the Lenders named therein and Wachovia Bank, National Association, as Administrative Agent (Exhibit 10.1 to 8-K filed July 10, 2006).
11.1       Computation of Per Share Earnings.(1)
14    *    Code of Business Conduct and Ethics, as amended through
           February 7, 2006 (Exhibit 14 to the 2005 10-K).
21         Subsidiaries of the Registrant.
23         Consent of Deloitte & Touche, LLP.
31.1       Certification Pursuant to Rule 13a-14(a), as Adopted
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("SOX").
31.2       Certification Pursuant to Rule 13a-14(a), as Adopted
           Pursuant to Section 302 of SOX.
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of SOX.
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of SOX.

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