Form 10-K/A
period 2006-12-31
HARLAND JOHN H CO
filed 2007-04-27
CIK 45599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 1-6352

John H. Harland Company

(Exact name of registrant as specified in its charter)

Georgia	58-0278260
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2939 Miller Road, Decatur, Georgia	30035
(Address of principal executive offices)	(Zip Code)

(770) 981-9460
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $1 par value	New York Stock Exchange
Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐              Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on July 1, 2006 was $1,118,693,415.

The number of shares of the Registrant’s Common Stock outstanding on February 23, 2007 was 25,783,578.

Explanatory Note:  This Amendment No. 1 to the Annual Report on Form 10-K of John H. Harland Company (“we”, “us” or the “Company”) for the fiscal year ended December 31, 2006 is being filed on Form 10-K/A solely to provide information required under Item 11—Executive Compensation in Part III—Management.

ITEM 11.               EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction and Business Context

Harland’s mission is to produce superior returns for our shareholders by being the leading provider of products and services to chosen segments of the financial and educational markets.  Our core strategy consists of the following primary elements:

•                  Focus on businesses where we can build and sustain clear competitive advantage

•                  Attract and retain the best people, who have a passion for and a commitment to excellence

•                  Continuously innovate our processes, products, and services

•                  Provide our customers with higher quality and better overall value

The executive compensation philosophy, strategy and programs described in this compensation discussion and analysis reflect and reinforce our mission and business objectives.  We set and maintain salaries at market competitive levels necessary to attract high caliber talent.  We use short-term incentive programs to focus and reward our leaders for achieving near term objectives.  We use long-term incentives to similarly focus and reward our leaders for achieving long-term objectives and to encourage retention of key talent necessary to providing superior customer service and shareholder returns.

Executive Compensation Philosophy and Core Principles

The following principles influence the design and administration of our executive compensation program:

•                  Compensation should reinforce our  business objectives and values

The design and administration of our executive compensation programs communicate and reinforce the Company’s business strategy and operating priorities.  In addition to supporting the “right” outcomes, the compensation program rewards achieving business objectives in the “right” way.

•                  Compensation opportunity should  permit us to attract and retain highly qualified key executives

Targeted compensation opportunities reflect median market practices, with the ability to earn superior pay for superior performance.  We believe that this attracts and rewards high quality, entrepreneurial talent.

•                  Compensation delivered should reflect Company performance and shareholder value creation

Incentive programs are structured with significant upside opportunity and downside risk to achieve pay and performance alignment throughout the spectrum of performance outcomes.

Governance Committee

The Governance Committee of our Board of Directors (the “Committee”) oversees our executive compensation program and is responsible for determining the elements of the program.  The Committee is comprised of four of our independent directors, G. Harold Northrop (Chair), William S. Antle III, Richard K. Lochridge and Jesse J. Spikes.  The Committee met six times in 2006, and regularly meets in executive session without members of management present.

Role of Compensation Consultants

The Committee has retained Watson Wyatt & Co. (“Watson Wyatt”) as its executive compensation consultant.  The scope of Watson Wyatt’s work has primarily been limited to matters of CEO compensation.  The Committee directs the work of this consultant and has the sole authority to retain, at our expense, and terminate any compensation consultant.  On matters of executive officer compensation other than the CEO, the Committee reviews peer group and other information and analyses prepared by our Human Resources department with the assistance of management’s human resources consultant, Mercer Human Resource Consulting (“Mercer”).  The work of Mercer is primarily directed by management, subject to the Committee’s oversight and guidance.  Both consultants work under the direction of a pre-defined and pre-approved scope of services, but are not given any limiting direction as to how their independent work is conducted or presented.  Neither consultant performs any other consulting services for us, other than certain worker compensation reserve analysis work performed by a valuation group affiliated with Mercer.

Peer Group Data

Our annual compensation review process includes an analysis of peer group data.  The data are gathered from published compensation surveys and proxy statements of a peer group of comparably sized companies with whom we compete for customers and for executive talent, as well as comparably sized firms across a wide range of industries.  We use different peer groups for our CEO, our corporate executive officers and our divisional executive officers.  With respect to our CEO, the data is compiled by Watson Wyatt based on discussions between the Committee and Watson Wyatt as to the appropriate peer group companies.  With respect to our executive officers other than the CEO, the data is compiled by Mercer based on input from management and the consultant and recommended to the Committee as to the appropriate peer group companies.

The peer group companies considered in analyzing 2006 compensation for our CEO were: Acxiom Corporation, Autodesk Inc., Banta Corporation, Bea Systems Inc., BISYS Group Inc., Bowne & Co., Inc, Cenveo, Inc., CheckFree Corp., Consolidated Graphics Inc., Deluxe Corporation, Esco Technologies Inc., Harte-Hanks, Inc., Jack Henry & Associates Inc, McAfee, Inc., Parametric Technology Corp., Paxar Corp., Renaissance Learning, Inc., Scholastic Corp, School Specialty, Inc., Standard Register Company and Sybase, Inc.

The peer group companies considered in analyzing 2006 compensation for Charles Carden, our CFO, Arlene Bates, the head of our human resources group, and John Walters, our corporate secretary and former general counsel, were: Acxiom Corporation, Banta Corporation, BISYS Group Inc., Bowne & Co., Inc., CheckFree Corp., Consolidated Graphics Inc., Deluxe Corporation, eFunds Corporation, Ennis, Inc., Fidelity National Information Services, Fiserv, Inc., Harte-Hanks, Inc., Jack Henry & Associates Inc., Renaissance Learning, Inc., Scholastic Corp., School Specialty, Inc. and Standard Register Company.

The peer group companies considered in analyzing 2006 compensation for Jeffrey Heggedahl, the head of our Printed Products group, were: Bowne & Co., Inc, Cadmus Communications Corporation, Champion Industries, Inc., Consolidated Graphics Inc., Ennis, Inc, Interactive Data Corporation, Journal Register Co., Lee Enterprises, Multi-Color Corporation, Paxar Corporation and Topps Company, Inc.

In each case the peer group companies were selected because they are among the significant competitors in our Printed Products, Software and Education businesses, or, in the case of Mr. Heggedahl, comparable size companies in the Printed Products area.

Elements of our Executive Compensation Program

The elements of compensation for our CEO, CFO and the three other most highly compensated executive officers for 2006, calculated in accordance with SEC rules and regulations (the “named executive officers” or “NEOs”) included:

•                  Base salary;

•                  Annual cash incentives;

•                  Long-term equity-based incentives; and

•                  Benefits and perquisites.

We use various methods to determine the amount of each element of compensation.   Although no specific formulas or ratios are used to determine the mix of elements, the Committee seeks to have a majority of each executive’s total compensation opportunity be performance based with a balance between short-term and long-term performance emphasis.  Total compensation levels are reviewed annually, typically in conjunction with the February meeting of the Committee, with the assistance of the consultants.  In addition, we provide the Committee with comprehensive tally sheets to ensure a total compensation perspective in making compensation decisions.

Base Salary

The Committee annually reviews the base salary of each executive officer.  Our CEO, with the assistance of our Senior Vice President—Human Resources, makes recommendations to the Committee about salaries for executive officers (other than himself).  Changes in base salary for executive officers reflect the Committee’s assessment of peer group data within the appropriate peer group of companies together with industry surveys, changes in roles and responsibilities and an assessment of individual performance.  Our CEO provides the Committee with his assessment of the other executive officers’ performance and recommendations with respect to salary increases.

Merit increases are made in accordance with a matrix that provides for percentage increases based on the executive’s individual performance and the salary quartile in which his or her base salary falls.  Each executive’s performance is rated “below expectations”, “needs further development”, “meets expectations” or “exceeds expectations”.  A fixed percentage increase is then applied to the performance rating, depending on location within the salary quartiles.  The Committee seeks to target the 50th percentile (as measured by our peer group and industry surveys) for base pay.  To the extent that the base salary for a senior executive exceeds 120% of a blended number represented by broad general industry surveys and the peer group 50th percentile market average for that position, the Committee will freeze the salary level for the executive and grant a lump sum cash payment for the year in lieu of a base salary increase.

Annual Cash Incentives

The annual incentive bonus is provided under our Senior Management Incentive Plan.  The components of the plan are established at the beginning of each year by the CEO, CFO, business unit heads and senior HR officers, and are then recommended to the Committee.  The Committee approves performance targets and sets pay-out levels based on the extent to which the targets are met.

The Committee establishes performance targets tailored to the area of responsibility of individual executives.  For our corporate senior executives, performance targets are typically company-wide measures such as earnings per share growth, revenue growth or cash flow.  The Committee ties bonuses for business unit managers to the performance of their business units.  In addition, a portion of the annual incentive bonus is based on the achievement of personal stretch objectives, reflecting performance above and beyond the scope of normal performance by our senior managers.

In establishing bonus ranges, the Committee seeks to target the 75th percentile (as measured by our peer group and industry surveys) for target levels of performance, more-than-competitive compensation for performance above target and less-than-competitive compensation for performance below target.  For performance above or below expectations, incentive awards can range from 0% to 150% of each individual’s target award (or 200%, in the case of our CEO).

2006 Bonus Targets and Determination of Bonuses Paid

In 2006, the bonus components for our NEOs (other than Mr. Heggedahl) were earnings per share (50%), operating cash flow minus capital expenditures (20%), total revenue growth (10%) and the attainment of individual stretch objectives (20%).  For Mr. Heggedahl, the bonus was tied to the Printed Products operating cash flow (25%), Printed Products income (25%), Printed Products revenue growth (10%), consolidated earnings per share (20%) and individual stretch objectives (20%).  We believe this close link between individual incentive opportunity and corporate or business unit performance appropriately motivates and rewards participants for their contributions to our success.

The earnings per share target for 2006 was $2.73; the operating cash flow minus capital expenditures target was $106 million; and the consolidated revenue growth target was 10.3%.  Within Harland Printed Products, the operating cash flow target was $140 million; the income target was $109 million; and the revenue growth target was 7.0%.

In February 2007 the Committee met to determine bonuses earned for 2006 performance.  The earnings per share target for 2006 was achieved, after adjusting for the expenses incurred or accrued in connection with the proposed M & F Worldwide merger (discussed below), as was the cash flow target.  The revenue growth target was not met.  Within Printed Products, the cash flow and income targets were achieved, while the revenue growth target was not met.

Long-Term Equity-Based Incentive Awards

Long-term equity-based incentive awards are designed to serve three purposes.  First, they promote retention of our executives who typically must remain employed until the awards vest in order to obtain an economic benefit from the incentive.  Second, they align the interests of our executives with those of our shareholders.  Finally, in addition to retention and alignment, a key consideration in making awards is to reward for performance.

The type of equity-based award granted depends on the Committee’s evaluation of, among other things, the effectiveness of the award in aligning the interests of our executives with those of our shareholders, the financial accounting treatment of the type of award granted and the tax implications to us and to the executive of the particular type of award.  During 2004 and 2005 the Committee granted equity awards in the form of time-vested restricted stock.  In 2006 the Committee granted stock options to our executives other than the CEO.  The Committee granted performance-based restricted stock to the CEO.  In moving to stock options in 2006, the Committee aimed to tie the long-term incentive more closely to increases in our stock price.

The Committee determined 2006 grant levels by aligning the reward opportunity with (a) performance expectations for stock price growth and (b) competitive levels of long-term incentive opportunity for comparable executives in similar companies.  In determining long-term incentive grants, the Committee seeks to target the 75th percentile (as measured by our peer group and industry surveys).  The Committee also considers individual performance, prior equity awards, current levels of equity incentive and total compensation opportunity when setting annual grant levels.

Timing of Equity Grants and Delegation of Authority to Make Grants

The Committee makes annual grants of long-term equity-based incentive awards to our executives under our shareholder-approved incentive plans.  In addition, the Committee may grant awards during the year in connection with new hires, job promotions or an increase in responsibilities.

Annual grants are typically made in conjunction with regularly-scheduled meetings of the Committee.  At those meetings, the Committee approves the equity awards granted to our entire pool of award recipients, including the named executive officers.  These annual grants are made on the date the Committee meets to approve the grants.  Committee meetings are generally scheduled in advance on an annual basis and are not timed to coordinate with the release of quarterly earnings or other major corporate announcements.

The Committee has delegated to the CEO the ability to make interim grants, under the following guidelines:

•                  The CEO may grant options on a monthly basis and SARs on a quarterly basis, up to a maximum of 10,000 shares for any single grant.  This includes grants to new hires and promotions as well as other periodic grants.

•                  The grants are subject to existing internal guidelines based on employment level.

•                  Grants to our CEO and his direct reports, including the named executive officers, may be made only by the  Committee.

•                  All option grants are made as of the last business day of the month in which approved, and all SAR grants are made as of the last business day of the calendar quarter in which approved.

•                  All interim grants are reported to the Committee at its next meeting.

In the event of a new hire, promotion or other situation where the grant of an award may be appropriate, action is taken by the Committee or by our CEO in accordance with his delegated authority, as discussed above.

We do not have, nor have we ever had, a plan or practice of timing stock option grants or other equity awards to coincide with the release of financial or other material non-public information.  In accordance with our shareholder-approved incentive plans, options are granted at the closing price of our stock on the date of the grant.  We do not backdate the grant of stock options to give the recipient the benefit of a lower exercise price.  Grants made by our CEO under his delegated authority are made as of the last business day of the month end or quarter, both for administrative convenience and to avoid any possibility of timing grants to take advantage of market conditions.  We do not permit the repricing of outstanding stock options.

M & F Worldwide Merger and its Impact on Compensation Arrangements

On December 19, 2006 we entered into an Agreement and Plan of Merger pursuant to which we have agreed to be acquired by M & F Worldwide Corp.  In connection with the merger, we have agreed not to make any further equity grants.  If the merger is consummated, the transaction will be a “change in control” for purposes of our compensation plans and agreements and will accelerate certain outstanding equity awards, as described in the section “Termination and Change in Control Payments.”

Benefits and Perquisites

We provide what we believe to be a competitive package of employee benefits to our named executive officers.  Our 401(k) plan matches 100% of employee contributions on the first 3% of base salary and 50% of the next 2%, up to $15,000.  We also provide an annual discretionary performance-based contribution to the 401(k) plan.  We have a Deferred Compensation Plan under which we match employee contributions in excess of $15,000.  This plan was terminated in April 2007.  During 2006 we also maintained a Employee Stock Purchase Plan under which our employees could acquire shares of our stock through payroll deductions at a 15% discount from current market prices.  In connection with the proposed M & F Worldwide merger, we suspended the Employee Stock Purchase Plan in December 2006.

Perquisites and other personal benefits generally comprise only a small part of our compensation program.  Our overall compensation program is structured in such a manner that the Committee has not seen a need to provide significant perquisites and other personal benefits for our named executive officers.  We reimburse our named executive officers (other than Mr. Heggedahl, who does not participate) for preparation of tax returns and the cost of annual physical exams.  In addition, we reimburse certain club expenses for Mr. Tuff and Mr. Walters.

Deferred Compensation and Retirement Benefits

The Deferred Compensation Plan, which supplements our 401(k) plan, allows participants to defer from 1% to 20% of annual base salary, once they have contributed at least $15,000 to the 401(k).   We match 100% of the first 3% of base salary contributed to this plan and 50% of the next 2%.  These matching contributions vest immediately.  As mentioned above, this plan was terminated in April 2007.

In 2002 we entered into a supplemental retirement agreement with our CEO which provides him with an annual retirement benefit of $186,288 at age 65 for 10 years.  In connection with the CEO’s 2005 employment agreement discussed below, and as an incentive for him to remain with us, the Committee negotiated an additional supplemental retirement benefit which provides for payments ranging from $460,069 to $2,121,532 in the event of termination of employment prior to December 31, 2009.  See “Nonqualified Deferred Compensation for 2006” below.

In 2006 the Committee approved a retirement policy under which it has the discretionary authority to vest outstanding stock option and/or restricted stock awards held by an executive who retires at age 55 or older with at least 10 years’ service.

NEO Compensation in 2006

Chief Executive Officer

  In April 2005, we entered into an employment agreement with our CEO, Tim Tuff.  This employment agreement replaced a previous employment agreement that would have expired in February 2006, and extended his term of employment through 2009.  The Committee, with the assistance of Watson Wyatt, negotiated the terms of the agreement.

Mr. Tuff’s base salary remained at $750,000 in 2006.  His annual incentive bonus opportunity under our Senior Management Incentive Plan is up to 160% of base salary, and for 2006 was targeted at $600,000. After reviewing corporate performance and Mr. Tuff’s achievement of his personal goals, the Committee approved a bonus in the amount of $887,520.  The Committee considered our operating performance, including achievement of earnings per share goals and operating cash flow less capital expenditures, and the attainment of 80% of his personal stretch objectives, including a greater-than $10 million increase in operating cash flow less capital expenditures, the development of strengthened data security policies with no publicly reportable transactions during the year, a 50% increase in targeted sales prospects for new products and a 13% increase in product penetration with clients.

Under Mr. Tuff’s 2005 employment agreement, the Committee has agreed to consider equity-based compensation incentives annually with a value in the range of $400,000 to $600,000.  The agreement provides that incentives will be performance based and will be in the form of restricted stock, performance shares or cash, provided that such grants will defer any payment of compensation or transfer of stock to Mr. Tuff no later than three years from the grant date or, if sooner, December 31, 2009.  Consistent with this policy, in February 2006 the Committee awarded Mr. Tuff performance-based restricted stock covering a maximum of 15,700 shares, with vesting based on our cumulative earnings per share for the years 2006 through 2008.  If the threshold performance is met, 3,530 shares will vest.  If actual performance exceeds the threshold (but is less than maximum), the number of shares vesting will be determined on a proportional basis using straight-line interpolation.  In addition, the award will fully vest at the maximum level upon a change in control, termination of his employment by us without cause, termination by Mr. Tuff for good reason, or upon his death or disability.

Effective in February 2007, and consistent with  the restrictions on equity-based grants contained in the M & F Wordwide merger agreement, the Committee granted Mr. Tuff a performance-based cash award of $600,000, with vesting based on our cumulative earnings per share for the years 2007 through 2009.  If the threshold performance is met, he will earn $135,000.  If actual performance exceeds the threshold (but is less than maximum), the amount of the award will be determined on a proportional basis using straight-line interpolation.  The award will fully vest at the maximum level upon termination of his employment by us without cause, termination by Mr. Tuff for good reason, or upon his death or disability.

 Mr. Tuff meets annually with the Governance Committee Chairman and our Lead Director to discuss their assessment of his performance.  The entire Board also reviews his performance annually.   Mr. Tuff reviews with the Committee his assessment of the performance of each of our senior officers, and meets with each officer to discuss his or her performance and to set personal performance objectives for the next year.

Chief Financial Officer

In 2006, Mr. Carden received a lump sum payment of $15,630 instead of a salary increase, due to the fact that his base salary level exceeded 120% of the market average for his position.  His incentive bonus opportunity is up to 90% of base salary, and for 2006 was targeted at $234,450.  Mr. Carden was awarded a bonus of $286,967, based on our corporate operating performance and the attainment of 100% of his personal stretch objectives.  These included a greater-than $10 million increase in operating cash flow less capital expenditures, establishment of a Finance and Systems Council which developed improvements in systems, processes and reporting, contribution to corporate earnings per share through a combination of finance, tax and risk management strategies and strengthening and refinement of our data security policies and procedures.  He also received a stock option award covering 20,000 shares.

Other NEOs

Ms. Bates received a lump sum payment of $7,800 instead of a salary increase, due to the fact that her base salary level exceeded 120% of the market average for her position.  Her incentive bonus opportunity is up to 75% of base salary, and for 2006 was targeted at $130,000.  She was awarded a bonus of $159,120, based on our corporate operating performance and the attainment of 100% of her personal stretch objectives.  These included development of an executive on-boarding process, implementation of new procedures for talent management and succession planning, improved employee satisfaction ratings at our eight lowest-rated facilities and the development of improved HR security policies and procedures.  She also received a stock option award covering 10,000 shares.

Mr. Heggedahl’s base salary increased by 5%, or $16,320, for 2006.  This increase was based on his performance as President of our Printed Products unit.  His incentive bonus opportunity is up to 90% of base salary, and for 2006 was targeted at $205,632.  He was awarded a bonus of $251,694, based on business unit operating cash flow, revenue growth and division income as well as our consolidated earnings per share, and the attainment of 100% of his personal stretch objectives.  These included a $0.46 increase in total average price above 2005, improvement in the Printed Products selling, general and administrative cost structure from 27.6% to 27.1% of sales, achievement of an 83% favorable survey response relating to strategic diversity management, implementation of strengthened Printed Products security policies and procedures and implementation of a business development program for targeted accounts, resulting in a 50% increase in sales leads.  His stock option, covering 35,000 shares, also was larger than in previous years, reflecting his new responsibilities as President of Printed Products.

Mr. Walters received a lump sum payment of $12,772 instead of a salary increase for 2006, due to the fact that his base salary level exceeded 120% of the market average for the offices held by him.  His incentive bonus opportunity is up to 75% of base salary, and for 2006 was targeted at $159,650.  His incentive bonus of $184,555 was based on our operating performance and the attainment of 75% of his personal stretch objectives.  These included the strengthening and refinement of our data security policies and procedures, the selection of a new Transfer Agent at a reduced cost and formulation of strategies designed to reduce our litigation exposure.

Severance and Change in Control Arrangements

We have agreements with each of the named executive officers providing for severance payments in the event of termination of employment under various circumstances, including a change in control.  In addition, as described above, a change in control will trigger accelerated vesting of stock options and restricted stock grants held by the NEOs.

The employment agreements with Mr. Tuff, Mr. Carden, Ms. Bates and Mr. Walters have a so-called “single trigger” which would enable them to receive benefits upon consummation of a transaction which constitutes a change in control.  The agreement with Mr. Heggedahl requires, in addition to a change in control, a termination of his employment by a successor company, unless he has “good reason” to terminate his employment, including an adverse change in his job responsibilities or a reduction in his base salary.  The Committee historically has believed that it is more likely that the services of corporate officers will no longer be required in the event of a change in control than would be the case with business unit executives.  See “Termination and Change in Control Benefits” below for additional information regarding these arrangements.

Additional Executive Compensation Policies

Limitation on Deductibility of Compensation Paid to Named Executive Officers

Our policy with respect to executive compensation takes into account any potential limitation on the deductibility of compensation in excess of $1,000,000 under Section 162(m) of the Internal Revenue Code, but reserves the right to pay compensation which may not qualify for exemption from such limitation if it is in our best interests.  Compensation resulting from stock option exercises and the vesting of performance-based restricted stock is not subject to the Section 162(m) limitation, due to qualifying actions taken by the Committee and management.  The time-vested restricted stock grants made prior to 2006 are subject to the limitation, which was one of the reasons why the Committee elected to use stock options as the basis for long-term incentives in 2006.  In addition, the performance-based restricted stock grants to our CEO in 2005 and 2006 were designed to be exempt from the Section 162(m) limitation.

As required under the Code, every five years we must obtain shareholder approval of the material terms of the performance goals for qualifying performance-based compensation, including our annual Senior Management Incentive Plan.  We last received approval in 2005.

Stock Ownership Guidelines

 In order to align the interests of our executives with the interests of shareholders, in 2005 we adopted stock ownership guidelines for our executive officers and business unit Presidents. Under this program, these executives are expected to own shares of our stock having a value equal to three times their annual salary within five years.  Officers who do not achieve this level of equity ownership will not be eligible for long-term incentive grants until such level has been achieved.  The CEO is expected to similarly own shares having a value equal to five times his annual salary.  In calculating compliance with this stock ownership policy, we include restricted stock as well as the value of unexercised vested stock options held by them.  Each of our named executive officers is in compliance with the stock ownership guidelines.  As discussed in “Director Compensation”, we also have adopted stock ownership guidelines for our Directors.

Conclusion

We believe that our executive compensation policies and programs effectively serve the interests of shareholders and Harland, and are appropriately balanced to attract, retain and motivate executives to contribute to our overall future success.  The Committee designs the programs so that a significant portion of executive officer compensation is at risk and tied to attaining corporate and business unit earnings and other operating targets, attaining personal performance objectives, and improving shareholder value. Based on its review of all elements of compensation, the Committee believes that the total mix of compensation provided to our executive officers in 2006 was appropriate.

Governance Committee Report

 The Governance Committee, comprised of four independent directors, has reviewed the Compensation Discussion and Analysis (“CD&A) and discussed the CD&A with management.  Based on such review and discussions, the Committee has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K for filing with the SEC.

GOVERNANCE COMMITTEE
G. Harold Northrop, Chair
William S. Antle III
Richard K. Lochridge
Jesse J. Spikes

SUMMARY COMPENSATION TABLE FOR 2006

The following table presents information about compensation for our named executive officers in 2006.

Name and Principal Position	Salary	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value (4)	All Other Compensation (5)	Total

Timothy C. Tuff Chairman, President and Chief Executive Officer	$750,000	$187,086	$1,082,000	$887,520	$452,688	$110,904	$3,470,198
Charles B. Carden Senior Vice President and Chief Financial Officer	406,380	173,172	127,854	286,967		71,001	1,065,374
Arlene S. Bates Senior Vice President— Human Resources	267,800	94,047	61,768	159,120		43,419	626,154
Jeffrey D. Heggedahl President—Harland Printed Products	338,326	127,385	128,955	251,694		42,156	888,516
John C. Walters Senior Vice President and Secretary; General Counsel(6)	332,072	94,047	41,952	184,555		59,028	711,654

(1) Represents compensation expense recognized under Financial Accounting Standard 123R (“FAS 123R”) during 2006 for all outstanding restricted stock awards made in 2006 as well as prior years.  See Note 10 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.  Cash dividends on restricted stock are included under All Other Compensation.  Cash dividends are paid on all outstanding restricted stock with the exception of the shares held by Mr. Tuff, who will be entitled to receive an amount equivalent to the cumulative annual dividends on any restricted shares which ultimately vest as described under “Grant of Plan-Based Awards” below.

(2)    Represents compensation expense recognized under FAS 123R during 2006 for all outstanding option awards made in 2006 as well as prior years.  See Note 10 of Notes to Consolidated Financial Statements.

(3) Represents bonuses paid in 2007 for performance under our 2006 Senior Management Incentive Plan.

(4) Represents the increase during 2006 in the present value of the accumulated benefit under Mr. Tuff’s 2002 and 2005 supplemental retirement agreements.  See “Pension Benefits” below.

(5) Included in this category are amounts for Mr. Tuff, Mr. Carden, Ms. Bates, Mr. Heggedahl and Mr. Walters, respectively, covering (a) life, medical and disability insurance premiums — $17,026, $10,484, $6,290, $3,658 and $11,997; (b) matching contributions to the Company’s 401(k) Plan, Deferred Compensation Plan and a 401(k) performance contribution — $80,940, $32,559, $21,062, $28,224 and $25,802; (c) reimbursement for tax preparation fees — $2,825, $8,150, $5,300, $0 and $3,250: reimbursement of the cost of executive annual physical examinations — $2,908, $2,908, $1,992, $0 and $2,036; and (e) dividends paid on restricted stock grants — $0, $16,900, $8,775, $10,274 and $6,630.  Also includes reimbursement of certain club expenses for Mr. Tuff and Mr. Walters — $7,205 and $9,313.

(6) Mr. Walters served as General Counsel until September 2006 when Philip A. Theodore was elected as his successor.

GRANTS OF PLAN-BASED AWARDS IN 2006

The following table provides details regarding estimated payouts under our 2006 Senior Management Incentive Plan as well as stock option and restricted stock grants to the named executive officers during 2006.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Options (#) (3)	Awards ($/Sh)	Awards ($)

Timothy C. Tuff	2/6/06	150,000	600,000	1,200,000
	2/9/06				3,530	6,624	15,700			74,074	(4)
Charles B. Carden	2/6/06	58,612	234,450	351,675
	4/27/06							20,000	41.45	228,400	(5)
Arlene S. Bates	2/6/06	32,500	130,000	195,000
	4/27/06							10,000	41.45	114,200	(5)
Jeffrey D. Heggedahl	2/6/06	46,267	205,632	308,448
	4/27/06							35,000	41.45	399,700	(5)
John C. Walters	2/6/06	39,912	159,650	239,475

(1) The amounts shown represent  projected  payouts under the 2006 Senior Management Incentive Plan.  The actual amounts paid in February 2007 are shown in the Summary Compensation Table under Non-Equity  Incentive Plan Compensation.

(2) The award to Mr. Tuff is performance based and will vest based on our cumulative earnings per share during calendar 2006-2008.  The award is subject to threshold and maximum performance limitations.  If the threshold is met, 3,530 shares will vest.  If actual performance exceeds the threshold, but is less than the maximum, the number of shares vesting will be determined on a proportional basis using straight-line interpolation.  If the maximum earnings per share is achieved, 15,700 shares will vest.  If the threshold is not achieved, the entire award will be forfeited and cancelled.  The award will fully vest upon (a) a change in control of the Company, (b) our termination of Mr. Tuff’s employment without cause, (c) his termination of employment for good reason, or (d) termination by reason of death or disability on or before December 31, 2009.

(3) The options vest at the rate of 25% per year commencing one year from date of grant and have a term of seven years.  All options vest in the event of a change in control.

(4) Represents the compensation expense recognized under FAS 123R during 2006 for the target number of shares covered by this award.

(5) Calculated using the Black-Scholes option pricing model, a formula widely used for valuing stock options.  The actual value will depend on the excess of the market price over the exercise price on the date of exercise.

Reference is made to Note 10 of Notes to Consolidated Financial Statements for a discussion of the assumptions used to value the option grants.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with each of our named executive officers.

Chief Executive Officer

 Mr. Tuff was initially employed by us as President and CEO in 1998 pursuant to a five-year agreement. In 2002 a new agreement extended his employment until February 2006. In order to secure his employment for a longer term, the Committee, with the assistance of Watson Wyatt, entered into the 2005 Employment Agreement with Mr. Tuff in April 2005, extending his employment through December 31, 2009.

Under the 2005 Employment Agreement, Mr. Tuff receives a base salary of $750,000, reviewable annually, as well as an annual bonus opportunity up to 160% of his base salary.  The Committee reviews his overall compensation annually in view of competitive market conditions, our performance and his performance, and intends to provide additional long-term compensation opportunities annually with a value in the range of $400,000 to $600,000. Such compensation may be in the form of restricted stock, performance shares or cash, provided that such grants will defer payment of compensation or transfer of stock to Mr. Tuff no later than three years from the grant date, or if sooner, December 31, 2009. Such awards will fully vest upon:

•        a change in control,

•        termination by us without cause,

•        termination by Mr. Tuff for good reason or

•        termination by reason of his death or disability.

In accordance with the M&F Worldwide merger agreement, his 2007 award is cash based.

 In connection with the 2005 agreement Mr. Tuff has agreed not to compete with us in our printed products, software and information management products and services businesses for two years following termination of employment. If, within one year after a change in control (but before December 31, 2009), he resigns for any reason or we terminate his employment without cause, we will pay him a lump sum equal to the lesser of 2.99 times his highest W-2 compensation in any year preceding the date of termination or the maximum payment which will not trigger federal excise tax liability. Mr. Tuff will not be entitled to such payment if he resigns or if we terminate his employment without cause after December 31, 2009. Also, after a change in control, if he resigns for good reason, he will be entitled to such payment under certain circumstances.  In addition, if we terminate his employment without cause before December 31, 2009 or he resigns for good reason on or before such date, then, absent a change in control within one year prior to such termination, he will receive two times his base salary plus a pro rata portion of any bonus which otherwise would have been earned for the year of termination.

Other Named Officers

We have entered into agreements with the named executive officers under which they have agreed not to compete with us for a two-year period following termination of employment.  However, if employment is terminated after a change in control, or (in the case of Ms. Bates and Messrs. Carden and Walters) if the officer resigns within one year thereafter, the agreement not to compete will not apply and the officer will receive a lump sum equal to the lesser of three times her or his average annual compensation for the five calendar year period preceding termination or the maximum payment which will not trigger federal excise tax liability.

Mr. Heggedahl’s agreement provides that if he is terminated within two years after a change in control of Harland or the Printed Products Division, or if he terminates his employment for good reason, he will receive a lump sum equal to three times his base salary.  In the event of a termination of employment without good cause in the absence of a change in control, the named executive officer will receive a lump sum equal to her or his annual base salary.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR END

The following table provides details regarding outstanding stock option and restricted stock grants held by the named executive officers at December 31, 2006.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)

Timothy C. Tuff	10/6/98	150,000	0	20.00	10/6/08
	1/4/99	100,000	0	20.00	1/4/09
	3/20/00	50,000	0	15.375	3/20/10
	4/26/02	400,000	0	31.00	4/26/12
	4/21/05	200,000	300,000	37.59	4/21/15
	8/2/05							16,900	848,380
	2/9/06							15,700	788,140
Charles B. Carden	1/16/02	0	3,200	22.33	1/16/12
	10/1/02	0	2,800	27.12	10/1/12
	1/27/03	0	6,400	20.88	1/27/13
	4/27/06	0	20,000	41.45	4/27/13
	4/1/04					20,000	1,004,000
	6/28/05					6,000	301,200
Arlene S. Bates	1/16/02	0	2,400	22.33	1/16/12
	1/27/03	0	4,800	20.88	1/27/13
	4/27/06	0	10,000	41.45	4/27/13
	4/1/04					7,500	376,500
	6/28/05					6,000	301,200
Jeffrey D. Heggedahl	1/16/02	0	2,400	22.33	1/16/12
	12/18/02	4,000	4,000	21.45	12/18/12
	4/27/06	0	35,000	41.45	4/27/13
	4/1/04					2,142	107,528
	6/28/05					13,500	677,700
John C. Walters	1/16/02	0	2,400	22.33	1/16/12
	1/27/03	0	4,800	20.88	1/27/13
	4/1/04					4,500	225,900
	6/28/05					4,800	240,960

(1)             Options granted prior to 2006 are generally exercisable at the rate of 20% per year beginning one year from the grant date and have a term of 10 years.  Options granted in 2006 are exercisable at the rate of 25% per year after one year and have a term of seven years.  All options vest in the event of a change in control.

(2)             See Note (1) to the Grants of Plan-Based Awards table for a summary of the 2006 restricted stock award granted to Mr. Tuff.  The structure of his 2005 award is similar to the 2006 award, but is based on our cumulative earnings per share during calendar 2005-2007, with a threshold vesting of 3,800 shares.  The restricted stock awards held by Mr. Carden and Ms. Bates and the 2005 award held by Mr. Heggedahl vest at the rate of 33 1/3% per year after three years from date of grant. The 2004 award held by Mr. Heggedahl and the awards held by Mr. Walters vest 20% per year after one year from date of grant.  All restricted stock grants vest in the event of a change in control.

(3)             The value of the restricted stock grants is based on our closing stock price on December 29, 2006.

OPTION EXERCISES AND STOCK VESTED IN 2006

The following table sets forth, for each of the named executive officers, information regarding stock options exercised and restricted stock which vested during 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Timothy C. Tuff
Charles B. Carden	53,600	1,579,804
Arlene S. Bates	26,800	681,706
Jeffrey D. Heggedahl	8,400	137,038	714	28,060
John C. Walters	46,800	1,524,206	2,700	111,006

(1)  Represents the difference between market price and the exercise price of the option on the date of exercise, before payment of applicable withholding taxes.

(2)  Represents the market value of such shares on the date the restrictions lapsed, based on the closing price of our stock.

NONQUALIFIED DEFERRED COMPENSATION FOR 2006

We maintain two deferred compensation plans, one covering contributions through 2004 and the other covering contributions after 2004.  The following table sets forth information regarding deferral of compensation to the named executive officers under our Post-2004 Deferred Compensation Plan (“DCP”) during 2006, as well as the earnings during 2006 and the aggregate balance at December 31, 2006 under both plans.

Name	Executive Contributions in 2006 ($)(1)	Company Contributions in 2006 ($)(2)	Aggregate Earnings in 2006 ($)(3)	Aggregate Balance at December 31, 2006 ($)
Timothy C. Tuff	88,125	68,738	75,680	766,621
Charles B. Carden	133,094	20,819	104,810	880,904
Arlene S. Bates	47,560	9,322	35,905	368,268
Jeffrey D. Heggedahl	109,785	16,484	47,480	480,535
John C. Walters	99,309	14,062	59,744	546,589

(1) These amounts are also reported in the salary column of the Summary Compensation Table.

(2) These amounts are also reported in the all other compensation column of the Summary Compensation Table.

(3) Because these earnings are not considered to be “above-market” in accordance with SEC rules, they are not included in the Summary Compensation Table.

The DCP, which supplements our 401(k) plan, allows participants to defer from 1% to 20% of annual base salary, once they have contributed at least $15,000 to the 401(k) plan.  The investment options are the same as in the 401(k) plan, and are administered by Merrill Lynch.  We match 100% of the first 3% of base salary contributed to the DCP and 50% of the next 2%.  These matching contributions vest immediately.  The DCP is a nonqualified plan and is not eligible for the special tax treatment enjoyed by qualified plans, such as our 401(k) plan.

Assets invested in the DCP are not protected from our creditors, and participants have only a general, unsecured claim against us in the event we suffer financial difficulties.  Earnings under the DCP are dependent on the performance of the funds in which contributions are invested.  We do not credit interest or other amounts under the DCP.

Balances in a participant’s account are payable upon death or disability, termination of employment or at a time specified by the participant, whichever comes first.  Distributions to the named executive officers cannot begin until six months after termination of employment, and may be made in a lump sum or in quarterly installments over five or 10 years.  The Committee may authorize an early distribution in the event of severe financial hardship or other extraordinary circumstances not under the participant’s control.

2006 PENSION BENEFITS

As described above, we provide a 401(k) plan that is generally available to all eligible employees.  Except for Mr. Tuff, we have not entered into any other defined benefit arrangements with our named executive officers.

In 2002 Mr. Tuff entered into an amended supplemental retirement agreement under which he is entitled to an annual retirement benefit of $186,288 at age 65 for a period of 10 years. If his employment terminates for any reason other than death prior to age 65, the benefit is payable commencing at age 65.  Mr. Tuff can elect to receive this benefit prior to age 65, but at a reduced amount.  Alternatively, Mr. Tuff can elect to receive this benefit in a lump sum payment of $1,400,000 at age 65. If he elects to receive a lump sum payment prior to age 65, it will be at a reduced amount ($772,800 if the payment is made at age 60, increasing annually).  In 2006 Mr. Tuff made an election to receive a lump sum payment, which is payable when he terminates employment.

We also provide supplemental life insurance coverage for Mr. Tuff in the amount of $750,000.

In connection with his 2005 employment agreement, we entered into an additional supplemental retirement agreement with Mr. Tuff with respect to compensation deferred subsequent to December 31, 2004.  Under this agreement, Mr. Tuff will be eligible to receive the amounts set forth below.

		Reason for Termination
	A	B	C	D
Date of Termination December 31	Resignation for any Reason other than as described in Columns B, C or D	Retirement for Non-Business Reasons	Termination for Death, Disability, by the Company Without Cause, by Mr. Tuff for Good Reason or after a Change in Control	Termination by the Company for Cause

2005	$0	$166,491	$832,457	$0
2006	0	424,943	1,062,357	0
2007	460,069	828,953	1,381,588	0
2008	1,146,459	1,375,889	1,719,861	0
2009	2,121,532	2,121,532	2,121,532	0

If Mr. Tuff terminates employment on a date other than December 31, his benefit will be determined using straight-line interpolation between the benefit on the immediately preceding and following December 31. He will not be entitled to any benefit if he is terminated by us for cause or he terminates his employment before December 31, 2007 for any reason other than death, disability, termination by us without cause, termination by him for good reason, retirement for non-business reasons or a change in control.

The following table sets forth the present value of the accumulated benefit under Mr. Tuff’s 2002 and 2005 supplemental retirement agreements (“SERPs”) at December 31, 2006.

Name	Plan Name	Present Value of Accumulated Benefit ($)(1)
Timothy C. Tuff	2002 SERP	834,908
	2005 SERP	777,008

(1)          Represents the present value of the accumulated benefit under each SERP, as recorded in our financial statements for 2006.  The annual increase in the present value of the accumulated benefits during 2006 is included in the change in pension value column of the Summary Compensation Table.  See Note 11 of Notes to Consolidated Financial Statements.

TERMINATION AND CHANGE IN CONTROL PAYMENTS

We have agreements with each of the named executive officers providing for payments in the event of termination of employment under various circumstances, including a change in control.  In addition, under our equity incentive plans a change in control may result in the vesting of certain stock options and restricted stock grants held by the named executive officers.

The agreements and arrangements that trigger severance and change in control payments are described below.  After the narrative description we have provided a table quantifying these amounts, assuming that the triggering events took place on December 31, 2006.

Chief Executive Officer

Under Mr. Tuff’s 2005 employment agreement, if we terminate his employment without cause before December 31, 2009 or he resigns for good reason on or before such date, he will receive a lump sum payment equal to two times his base salary plus a pro rata portion of any bonus which would have been earned for the year of termination.  In addition, if within one year after a change in control (but before December 31, 2009), he resigns for any reason or we terminate his employment without cause, we will pay him a lump sum equal to the lesser of 2.99 times the highest total W-2 compensation paid to him by us in any calendar year preceding the date of termination or the maximum payment which will not trigger federal excise tax liability.  He will not be entitled to such payment if he resigns or we terminate his employment without cause after December 31, 2009. Also, after a change in control, if he resigns for good reason, he will be entitled to such payment.

In the event of a change in control all unvested stock options and restricted stock held by Mr. Tuff will vest.  In addition, a change in control will entitle him to a lump sum payment under his 2005 supplemental retirement agreement.  If the change in control occurred on December 31, 2006, he would have been entitled to receive $1,062,357 under the 2005 agreement, which is in addition to the amount shown in the change in control payment column in the table below.

Under Mr. Tuff’s employment agreement, his 2005 supplemental retirement agreement and his restricted stock awards, a change in control occurs in the event of a sale of our assets, a consolidation with another person, or a merger where we do not survive.  In addition, there is a change in control if 30% or more of our stock is held by a single person or a “triggering event” occurs under our Share Purchase Rights Plan.  Under his outstanding stock options, a change in control will result from an agreement to sell our assets or upon the completion of a merger or other transaction where our shareholders end up with less than 50% of the voting power of the purchaser.  A change in the composition of a majority of our Board of Directors will also trigger a change in control under all of the agreements mentioned above.

Chief Financial Officer

In the event of a termination of employment without cause Mr. Carden will receive a lump sum payment equal to his annual base salary.   In the event of a change in control, he will be entitled to receive a lump sum equal to the lesser of three times his average annual compensation for the five calendar year period preceding termination or the maximum payment which will not trigger federal excise tax liability.  In addition, in the event a change in control is consummated, all unvested stock options and restricted stock held by Mr. Carden will vest.

Under Mr. Carden’s employment agreement, a change in control results from the sale of assets, a consolidation with another person or a merger where we do not survive, or if more than 50% of our stock is held by any single person.  Under his stock options granted prior to 2006, a change in control occurs when we agree to sell our assets or to merge or consolidate into another company, or if more than 50% of our stock is held by a single person.  Under his 2006 stock option award, a change in control results from a sale of our assets or a merger, consolidation or other transaction where our shareholders end up with less than 50% of the voting power of the purchaser.  Under his restricted stock awards, a change in control occurs upon consummation of a sale of assets or a merger or consolidation.  A change in the composition of a majority of our Board will also trigger a change in control under all of the agreements mentioned above.

Other Named Executive Officers

The severance and change in control benefits for Ms. Bates and Mr. Walters are calculated on the same basis as Mr. Carden.  Mr. Heggedahl’s severance benefit is calculated on the same basis as Mr. Carden.  If he is terminated within two years after a change in control of the Company or the Printed Products Division, or if he terminates his employment for good reason after a change in control, he will receive a lump sum equal to three times his base salary.

Under Ms. Bates’ employment agreement, a change in control results if more than 50% of our stock is held by any single person.  The change in control provisions in her stock option and restricted stock awards are the same as Mr. Carden.  Mr. Heggedahl’s employment agreement contains the same change in control provision as Mr. Carden, and his agreement also provides for a change in control if the assets of his business unit are sold or if there is a merger or consolidation of his business unit where it is not the survivor.  The change in control provisions in his stock option and restricted stock awards are the same as Mr. Carden.  The change in control provisions under the employment agreement and restricted stock awards held by Mr. Walters are the same as Mr. Carden, and the change in control provisions in his stock option awards are the same as the pre-2006 awards held by Mr. Carden.  A change in the composition of a majority of our Board will also trigger a change in control under all of the agreements mentioned above.

The employment agreements with Mr. Tuff, Mr. Carden, Ms. Bates and Mr. Walters have a so-called “single trigger” which would enable them to receive benefits upon consummation of a transaction which constitutes a change in control, while the agreement with Mr. Heggedahl requires a termination of his employment by a successor company before he is entitled to any payment, unless he has good reason to terminate his employment.

We have no other severance policies applicable to the named executive officers.

Summary of Termination and Change in Control Payments

The following table sets forth, for each of our named executive officers, (1) the severance payment in the event of a termination of employment without cause, (2) the payment that would be made in the event of a change in control and (3) the value of all unvested stock options and restricted stock, in each case assuming a termination of employment or change in control occurred at midnight on December 31, 2006.

Name	Cash Severance	Change in Control Payment	Value of Unvested Stock Options and Restricted Stock
Timothy C. Tuff	$2,387,520	$6,170,419	$5,419,520
Charles B. Carden	390,750	3,203,382	1,821,656
Arlene S. Bates	260,000	1,968,820	972,824
Jeffrey D. Heggedahl	342,720	1,028,160	1,273,366
John C. Walters	319,300	3,100,290	674,484

Noncompete Agreements

In connection with his 2005 employment agreement Mr. Tuff has agreed not to compete with us in our printed products, software and information management products and services businesses for two years following termination of employment.  We have agreements with the other named executive officers under which they have agreed not to compete with us for a two-year period following termination of employment.  However, if employment is terminated after a change in control, or (in the case of Mr. Carden, Ms. Bates and Mr. Walters) if the officer resigns within one year thereafter, or (in the case of Mr. Heggedahl) if he resigns for good reason, the noncompete will not apply.

DIRECTOR COMPENSATION

In 2006 each non-employee Director received an annual cash retainer of $20,000.  The Lead Director and the chairs of the Audit Committee and Governance Committee received additional cash retainers of $20,000, $10,000 and $8,000, respectively.  All retainers are paid quarterly in arrears.  Directors also received a $1,500 fee for each Board or committee meeting attended.

Our 2005 Compensation Plan for Non-Employee Directors (“Director Compensation Plan”) in effect during 2006 provided that each non-employee Director receive an annual retainer in Common Stock, as determined by the Board. The 2006 retainer was 2,500 shares.

During 2006, as well as in prior years, Directors could elect to defer the cash or stock retainers and meeting fees.  Deferred amounts are credited to the Director’s deferred compensation account, in cash or stock equivalents.  Stock equivalents are credited with dividends and cash deferrals are credited with interest at the prime rate.  Deferred amounts will be distributed in cash at such future dates as specified by the Director, subject to acceleration in the event of a change in control.

We do not provide any perquisites or other personal benefits to any of our Directors.  Employee Directors receive no compensation for Board services.

The following table sets forth information with respect to amounts paid to non-employee Directors or credited to the deferred accounts maintained for them during 2006.

Name	Fees Earned or Paid inCash ($)(1)	Stock Awards ($)(2)	Total ($)
William S. Antle III	39,500	105,906	145,406
Robert J. Clanin	57,000	105,906	162,906
John D. Johns	36,500	105,906	142,406
Scott A. Kisting	26,500	54,156	80,656
Richard K. Lochridge	42,500	105,906	148,406
John J. McMahon, Jr.	44,000	105,906	149,906
G. Harold Northrop	61,000	105,906	166,906
Larry L. Prince	62,500	105,906	168,406
Eileen M. Rudden	45,500	105,906	151,406
Jesse J. Spikes	53,000	105,906	158,906

(1) Directors are entitled to defer receipt of cash retainers or meeting fees earned by them.  The amounts in this column include all payments made to or deferred by Directors during 2006.  Fees may be deferred in shares of our stock.  At December 31, 2006 our Directors held the following shares of our stock in their deferred accounts: Mr. Antle—23,010; Mr. Clanin—10,736; Mr. Johns—21,208; Mr Kisting—1,489; Mr. Lochridge—19,451; Mr. McMahon—30,129; Mr. Northrop—32,434; Mr. Prince—34,667; Ms. Rudden—16,701; and Mr. Spikes—19,466.

(2) Represents the full grant date value of the annual stock retainer, which was paid quarterly in arrears.  Each Director elected to defer receipt of the stock retainer in 2006.

In connection with the M&F Worldwide merger, in 2006 we amended the Director Compensation Plan to eliminate the annual stock retainer and to provide that effective January 1, 2007 cash retainers and meeting fees may not be deferred in stock.  In addition, any distribution of amounts previously deferred in stock will be made in cash.  The annual cash and stock retainers have been combined into a single cash retainer of $150,000 for 2007.  The Lead Director and Committee Chair retainers and meeting fees remain the same as in 2006.

The Board has adopted a Director stock ownership program pursuant to which non-management Directors are expected to acquire ownership of our common stock equal to five times the annual stock retainer over a period of five years.  In connection with the M&F merger agreement, the ownership guidelines were eliminated.

Director compensation is reviewed annually by the Governance Committee with the assistance of Mercer.  Any changes in compensation are recommended by the Governance Committee and submitted to the full Board for approval.

RELATED PARTY TRANSACTIONS

In accordance with a written policy adopted by our Audit Committee, we review all relationships and transactions in which we, our Directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest.  Our Legal Department is primarily responsible for the development and implementation of processes and controls to obtain information from the Directors and executive officers regarding related party transactions and for reporting any such transactions to the Audit Committee.

During 2006 there were no transactions exceeding $100,000 in which we were a participant and in which any of the following persons had a direct or indirect material interest:

•            any Director, executive officer or immediate family member of any of them,

•            any third party in which any Director, executive officer or immediate family member owns 10% or more of any class of securities, or

•            any trust or other estate in which any Director, executive officer or immediate family member serves as a trustee or similar capacity.

In the event that any such relationship is identified, it is the responsibility of the Audit Committee to review and/or approve the related transaction.  Our Directors and executive officers are required to report to us on an annual basis any relationship which would require disclosure.

GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2006:

•             No member of the Committee was an officer or employee, or former officer or employee, of the Company or any subsidiary.

•             No member of the Committee entered into any transaction with us.

•             No executive officer of the Company served on the compensation committee of another entity where one of that entity’s executive officers served as a member of the Committee or as a director of the Company.

•             No executive officer of the Company served as a director of another entity where one of that entity’s executive officers served on the Committee.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)3.   Exhibits

(Asterisk (*) indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference. Plus (+) indicates management contracts and compensatory arrangements required to be filed pursuant to Item 15(b) of this annual report.  Pound (#) indicates exhibit previously filed with the Securities and Exchange Commission).

2.1	*

Agreement and Plan of Merger, dated as of December 19, 2006, by and among the Registrant, M&F Worldwide Corp. and H Acquisition Corp. Exhibit 2.1 to Registrant’s Current Report on Form 8-K (“8-K”)filed December 20, 2006).

3.1	*	Amended and Restated Articles of Incorporation (Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q (“10-Q”) for the quarterly period ended March 26, 2004).
3.2	*	Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to Registrant’s Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2002).
4.1	*	Rights Agreement, dated as of December 17, 1998, between Registrant and First Chicago Trust Company of New York (Exhibit 4.1 to the 8-K filed January 29, 1999).
4.2	*	Amendment No. 1 to Rights Agreement, dated as of October 13, 2006 (Exhibit 4.2 to 10-Q for the quarter ended September 29, 2006).
4.3	*	Amendment No. 2 to Rights Agreement, dated as of December 19, 2006 (Exhibit 4.1 to the 8-K filed December 20, 2006).
4.4		See Articles IV, V and VII of Registrant’s Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of Registrant’s Bylaws, filed as Exhibit 3.2.
10.1	* +	Form of Noncompete and Termination Agreement between Registrant and Arlene S. Bates, Charles B. Carden and John C. Walters (Exhibit 10.1 to the 2002 10-K).
10.2	* +	Employment Agreement, dated November 18, 2005, between Registrant and Jeffrey D. Heggedahl (Exhibit 10.2 to the 2005 10-K).
10.3	* +	Amendment to Employment Agreement between Registrant and Mr. Heggedahl, dated as of December 19, 2006 (Exhibit 10.8 to 8-K filed December 21, 2006).
10.4	* +	Employment Letter Agreement, dated April 21, 2005, between the Registrant and Timothy C. Tuff (Exhibit 10.3 to 10-Q for the quarterly period ended July 1, 2005).
10.5	* +	Noncompete and Termination Agreement, dated as of January 1, 2005, between Registrant and Mr. Tuff (Exhibit 10.4 to 10-Q for the quarterly period ended July 1, 2005).
10.6	* +	Employment Agreement, dated as of September 5, 2006, between Registrant and Philip A. Theodore (Exhibit 10.2 to 10-Q for the quarterly period ended September 29, 2006).
10.7	* +	Restricted Stock Agreement, dated August 2, 2005, between Registrant and Mr. Tuff (Exhibit 10.5 to the 2005 10-K).
10.8	* +	Restricted Stock Agreement, dated February 9, 2006, between Registrant and Mr. Tuff (Exhibit 10.6 to the 2005 10-K).
10.9	* +	Form of Restricted Stock Agreements between Registrant and Ms. Bates and Messrs. Carden, Heggedahl and Walters (Exhibit 10.5 to 2004 10-K).
10.10	* +	Supplemental Retirement Agreement, dated as of January 1, 2002, between Registrant and Mr. Tuff (Exhibit 10.7 to the 2001 10-K).
10.11	* +	2005 Supplemental Retirement Agreement, dated as of January 1, 2005, between Registrant and Mr. Tuff (Exhibit 10.5 to 10-Q for the quarterly period ended July 1, 2005).
10.12	# +	Amendment to 2005 Supplemental Retirement Agreement, dated as of November 1, 2006, between Registrant and Mr. Tuff.
10.13	* +	Nonqualified Stock Option Agreement, dated April 21, 2005, between Registrant and Mr. Tuff (Exhibit 10.6 to 10-Q for the quarterly period ended July 1, 2005).

10.14	* +	1999 Stock Option Plan, as amended (Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, dated January 14, 2000, File No. 333-94727).
10.15	* +	Amendment to 1999 Stock Option Plan, effective December 19, 2006 (Exhibit 10.1 to 8-K filed December 21, 2006).
10.16	* +	2000 Stock Option Plan, as amended (Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, dated November 29, 2000, File No. 333-70386).
10.17	* +	Amendment to 2000 Stock Option Plan, effective December 19, 2006 (Exhibit 10.2 to 8-K filed December 21, 2006).
10.18	* +	2002 Stock Option Plan (Exhibit A to Registrant’s Proxy Statement filed March 20, 2002).
10.19	* +	Amendment to 2002 Stock Option Plan, effective December 19, 2006 (Exhibit 10.3 to 8-K filed December 21, 2006).
10.20	* +	2005 New Employee Stock Option Plan (Exhibit 10.1 to 8-K filed August 5, 2005).
10.21	* +	Amendment to 2005 New Employee Stock Option Plan, effective December 19, 2006 (Exhibit 10.4 to 8-K filed December 21, 2006).
10.22	* +	2006 Stock Incentive Plan (Exhibit 10.1 to 8-K filed April 27, 2006).
10.23	* +	Senior Management Incentive Plan (Exhibit C to Registrant’s Proxy Statement, filed March 16, 2005).
10.24	# +	1996 Compensation Plan for Non-Employee Directors, as amended through December 18, 2003.
10.25	* +	Amendment to 1996 Compensation Plan for Non-Employee Directors effective as of January 1, 2007 (Exhibit 10.6 to 8-K filed December 21, 2006).
10.26	* +	2005 Compensation Plan for Non-Employee Directors (Exhibit 10.12 to the 2004 10-K).
10.27	* +	Amendment to 2005 Compensation Plan for Non-Employee Directors effective as of December 19, 2006 (Exhibit 10.5 to 8-K filed December 21, 2006).
10.28	*	Credit Agreement dated as of July 3, 2006 among Registrant, the Lenders named therein and Wachovia Bank, National Association, as Administrative Agent (Exhibit 10.1 to 8-K filed July 10, 2006).
11.1		Computation of Per Share Earnings.(1)
14	*	Code of Business Conduct and Ethics, as amended through February 7, 2006 (Exhibit 14 to the 2005 10-K).
21	#	Subsidiaries of the Registrant.
23	#	Consent of Deloitte & Touche, LLP.
31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).
31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of SOX.
32.1	#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of SOX.
32.2	#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of SOX.

(1)             Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 1 to the Consolidated Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN H. HARLAND COMPANY

/s/ John C. Walters	April 27, 2007
John C. Walters	Date
Senior Vice President and Secretary

EXHIBIT LIST

(Asterisk (*) indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference. Plus (+) indicates management contracts and compensatory arrangements required to be filed pursuant to Item 15(b) of this annual report.  Pound (#) indicates exhibit previously filed with the Securities and Exchange Commission).

2.1	*

Agreement and Plan of Merger, dated as of December 19, 2006, by and among the Registrant, M&F Worldwide Corp. and H Acquisition Corp. Exhibit 2.1 to Registrant’s Current Report on Form 8-K (“8-K”)filed December 20, 2006).

3.1	*	Amended and Restated Articles of Incorporation (Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q (“10-Q”) for the quarterly period ended March 26, 2004).
3.2	*	Bylaws, as amended through December 19, 2002 (Exhibit 3.2 to Registrant’s Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2002).
4.1	*	Rights Agreement, dated as of December 17, 1998, between Registrant and First Chicago Trust Company of New York (Exhibit 4.1 to the 8-K filed January 29, 1999).
4.2	*	Amendment No. 1 to Rights Agreement, dated as of October 13, 2006 (Exhibit 4.2 to 10-Q for the quarter ended September 29, 2006).
4.3	*	Amendment No. 2 to Rights Agreement, dated as of December 19, 2006 (Exhibit 4.1 to the 8-K filed December 20, 2006).
4.4		See Articles IV, V and VII of Registrant’s Amended and Restated Articles of Incorporation, filed as Exhibit 3.1, and Articles I, V and VIII of Registrant’s Bylaws, filed as Exhibit 3.2.
10.1	* +	Form of Noncompete and Termination Agreement between Registrant and Arlene S. Bates, Charles B. Carden and John C. Walters (Exhibit 10.1 to the 2002 10-K).
10.2	* +	Employment Agreement, dated November 18, 2005, between Registrant and Jeffrey D. Heggedahl (Exhibit 10.2 to the 2005 10-K).
10.3	* +	Amendment to Employment Agreement between Registrant and Mr. Heggedahl, dated as of December 19, 2006 (Exhibit 10.8 to 8-K filed December 21, 2006).
10.4	* +	Employment Letter Agreement, dated April 21, 2005, between the Registrant and Timothy C. Tuff (Exhibit 10.3 to 10-Q for the quarterly period ended July 1, 2005).
10.5	* +	Noncompete and Termination Agreement, dated as of January 1, 2005, between Registrant and Mr. Tuff (Exhibit 10.4 to 10-Q for the quarterly period ended July 1, 2005).
10.6	* +	Employment Agreement, dated as of September 5, 2006, between Registrant and Philip A. Theodore (Exhibit 10.2 to 10-Q for the quarterly period ended September 29, 2006).
10.7	* +	Restricted Stock Agreement, dated August 2, 2005, between Registrant and Mr. Tuff (Exhibit 10.5 to the 2005 10-K).
10.8	* +	Restricted Stock Agreement, dated February 9, 2006, between Registrant and Mr. Tuff (Exhibit 10.6 to the 2005 10-K).
10.9	* +	Form of Restricted Stock Agreements between Registrant and Ms. Bates and Messrs. Carden, Heggedahl and Walters (Exhibit 10.5 to 2004 10-K).
10.10	* +	Supplemental Retirement Agreement, dated as of January 1, 2002, between Registrant and Mr. Tuff (Exhibit 10.7 to the 2001 10-K).
10.11	* +	2005 Supplemental Retirement Agreement, dated as of January 1, 2005, between Registrant and Mr. Tuff (Exhibit 10.5 to 10-Q for the quarterly period ended July 1, 2005).
10.12	# +	Amendment to 2005 Supplemental Retirement Agreement, dated as of November 1, 2006, between Registrant and Mr. Tuff.
10.13	* +	Nonqualified Stock Option Agreement, dated April 21, 2005, between Registrant and Mr. Tuff (Exhibit 10.6 to 10-Q for the quarterly period ended July 1, 2005).
10.14	* +	1999 Stock Option Plan, as amended (Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, dated January 14, 2000, File No. 333-94727).

10.15	* +	Amendment to 1999 Stock Option Plan, effective December 19, 2006 (Exhibit 10.1 to 8-K filed December 21, 2006).
10.16	* +	2000 Stock Option Plan, as amended (Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, dated November 29, 2000, File No. 333-70386).
10.17	* +	Amendment to 2000 Stock Option Plan, effective December 19, 2006 (Exhibit 10.2 to 8-K filed December 21, 2006).
10.18	* +	2002 Stock Option Plan (Exhibit A to Registrant’s Proxy Statement filed March 20, 2002).
10.19	* +	Amendment to 2002 Stock Option Plan, effective December 19, 2006 (Exhibit 10.3 to 8-K filed December 21, 2006).
10.20	* +	2005 New Employee Stock Option Plan (Exhibit 10.1 to 8-K filed August 5, 2005).
10.21	* +	Amendment to 2005 New Employee Stock Option Plan, effective December 19, 2006 (Exhibit 10.4 to 8-K filed December 21, 2006).
10.22	* +	2006 Stock Incentive Plan (Exhibit 10.1 to 8-K filed April 27, 2006).
10.23	* +	Senior Management Incentive Plan (Exhibit C to Registrant’s Proxy Statement, filed March 16, 2005).
10.24	# +	1996 Compensation Plan for Non-Employee Directors, as amended through December 18, 2003.
10.25	* +	Amendment to 1996 Compensation Plan for Non-Employee Directors effective as of January 1, 2007 (Exhibit 10.6 to 8-K filed December 21, 2006).
10.26	* +	2005 Compensation Plan for Non-Employee Directors (Exhibit 10.12 to the 2004 10-K).
10.27	* +	Amendment to 2005 Compensation Plan for Non-Employee Directors effective as of December 19, 2006 (Exhibit 10.5 to 8-K filed December 21, 2006).
10.28	*	Credit Agreement dated as of July 3, 2006 among Registrant, the Lenders named therein and Wachovia Bank, National Association, as Administrative Agent (Exhibit 10.1 to 8-K filed July 10, 2006).
11.1		Computation of Per Share Earnings.(1)
14	*	Code of Business Conduct and Ethics, as amended through February 7, 2006 (Exhibit 14 to the 2005 10-K).
21	#	Subsidiaries of the Registrant.
23	#	Consent of Deloitte & Touche, LLP.
31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).
31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of SOX.
32.1	#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of SOX.
32.2	#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of SOX.

(1)             Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 1 to the Consolidated Financial Statements included in this report.